Form 10-Q
period 2000-03-31
FAIRMARKET INC
filed 2000-05-15
CIK 1053676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                                   ----------

                        Commission File Number 000-29423

                                FAIRMARKET, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                                04-3351937
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  500 UNICORN PARK DRIVE, WOBURN, MA 01801-3341
               (Address of principal executive office) (Zip Code)


       Registrant's telephone number, including area code: (781) 376-5600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]   No [X]


The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 28,142,624.


================================================================================

                                FAIRMARKET, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX




PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)                                               PAGE
                                                                                                 ----

                  a)  Condensed Consolidated Balance Sheets
                      as of March 31, 2000 and December 31, 1999...............................    1

                  b)  Condensed Consolidated Statements of Operations
                      for the Three Months Ended March 31, 2000 and 1999.......................    2

                  c)  Condensed Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31, 2000 and 1999.......................    3

                  d)  Notes to Condensed Consolidated Financial Statements.....................    4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................    7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................   21


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................   22

         Item 2.  Changes in Securities and Use of Proceeds....................................   22

         Item 3.  Defaults upon Senior Securities..............................................   22

         Item 4.  Submission of Matters to a Vote of Security Holders..........................   22

         Item 5.  Other Information............................................................   22

         Item 6.  Exhibits and Reports on Form 8-K.............................................   22


SIGNATURE......................................................................................   23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FAIRMARKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------
(In thousands)

                                                          MARCH 31,            DEC. 31,
                                                            2000                 1999
---------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                $  97,247           $  11,060
 Marketable securities                                        2,047               2,019
 Restricted cash                                              1,800               1,800
 Accounts receivable, net                                       958                 878
 Prepaid expenses and other current assets                    1,187                 237
---------------------------------------------------------------------------------------
   Total current assets                                     103,239              15,994
Property and equipment, net                                   6,416               4,077
---------------------------------------------------------------------------------------
   Total assets                                           $ 109,655           $  20,071
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $     796           $   1,431
 Accrued expenses                                             3,028               1,663
 Deferred revenue                                               865                 595
---------------------------------------------------------------------------------------
   Total current liabilities                                  4,689               3,689
---------------------------------------------------------------------------------------

Series D convertible preferred stock                           --                17,500
Stockholders' equity:
  Series A convertible preferred stock                         --                   498
  Series B convertible preferred stock                         --                 2,083
  Series C convertible preferred stock                         --                10,527
  Series D convertible preferred stock                         --                39,470
  Common stock                                                   28                   5
  Additional paid-in capital                                211,324              40,136
  Deferred compensation and equity related charges          (68,150)            (60,026)
  Stock subscription receivable                              (8,125)            (15,312)
  Accumulated deficit                                       (30,111)            (18,499)
---------------------------------------------------------------------------------------
   Total stockholders' equity                               104,966              (1,118)
---------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity             $ 109,655           $  20,071
=======================================================================================


     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------
(In thousands, except per share amounts)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    2000               1999
--------------------------------------------------------------------------------------------
Revenue                                                           $  2,008           $     53
Operating expenses:
 Cost of revenue (exclusive of equity related
   charges of $62 in 2000)                                             962                 47
 Sales and marketing (exclusive of equity related
   charges of $3,386 in 2000 and $1 in 1999)                         4,677                212
 Development and engineering (exclusive of equity related
   charges of $233 in 2000)                                          1,803                196
 General and administrative (exclusive of equity related
   charges of $153 in 2000 and $1 in 1999)                           2,728                152
 Equity related charges                                              3,834                  2
---------------------------------------------------------------------------------------------
    Total operating expenses                                        14,004                609
---------------------------------------------------------------------------------------------
Loss from operations                                               (11,996)              (556)
Interest income, net                                                   384                 47
---------------------------------------------------------------------------------------------
Net loss                                                          $(11,612)          $   (509)
=============================================================================================

Basic and diluted net loss per share                              $  (1.19)          $  (0.10)
=============================================================================================
Shares used to compute basic and diluted
 net loss per share                                                  9,777              4,862
=============================================================================================


     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------
(In thousands)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            2000               1999
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(11,612)          $   (509)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                            477                 20
      Reserve for uncollectible accounts                                        5               --
      Value of stock issued for services                                     --                   47
      Non-cash advertising expense                                          2,187               --
      Amortization of deferred compensation and equity
        related charges                                                     3,834               --
      Changes in operating assets and liabilities:
        Accounts receivable                                                   (85)               (41)
        Prepaid expenses and other assets                                    (950)                (4)
        Accounts payable                                                     (635)               124
        Accrued expenses                                                    1,365                (26)
        Deferred revenue                                                      270                 13
----------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                    (5,144)              (376)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                      (2,816)              (323)
  Purchase of marketable securities                                           (28)              --
----------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                    (2,844)              (323)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of issuance costs            89,175               --
  Proceeds from issuance of Series C convertible preferred
    stock, net of issuance costs                                             --               10,527
  Collection of subscription receivable                                     5,000               --
----------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                94,175             10,527
----------------------------------------------------------------------------------------------------
  Net change in cash and equivalents                                       86,187              9,828
Cash and equivalents, beginning of period                                  11,060                540
----------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                      $ 97,247           $ 10,368
====================================================================================================

Supplemental schedule of cash flow information:
  Non-cash activity:
    Conversion of preferred stock to common stock                        $ 70,078           $   --


     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

FAIRMARKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements of FairMarket, Inc. ("FairMarket" or the "Company") are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 1999. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in FairMarket's final prospectus dated March 14, 2000, filed with the Securities and Exchange Commission. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiary, FairMarket UK Limited. All intercompany transactions and balances have been eliminated in consolidation.

STOCKHOLDERS' EQUITY

     On March 17, 2000, the Company completed an initial public offering in which it sold 5,750,000 shares of its common stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $17.00 per share. The Company received $89.2 million in cash, net of underwriting discounts and other offering costs. Concurrent with the completion of the initial public offering, each share of the Company's convertible preferred stock automatically converted into shares of common stock on a 1-for-1 basis. As of the time of the initial public offering, there were 16,312,885 shares of the Company's convertible preferred stock outstanding.

     In connection with the initial public offering, Excite, Inc. paid the Company $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of the Company's Series D convertible preferred stock for cash consideration of $17.5 million, which payment was withheld as a prepayment against the Company's obligation to purchase advertising from Excite. The cash consideration withheld has been recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheets. At March 31, 2000, the balance of the subscription receivable was $8.1 million, net of the $5.0 million cash payment from Excite and $4.4 million related to the Company's obligation to purchase advertising from Excite.

     DEFERRED COMPENSATION AND EQUITY RELATED CHARGES

     Equity related charges consist of the amortization of (1) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (2) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value. At December 31, 1999, deferred stock compensation, which is a component of deferred compensation and equity related charges, totaled approximately $8.5 million, net of amortization of approximately $1.6 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. During the quarter ended March 31, 2000, the Company recorded an additional $1.5 million of deferred stock compensation for stock options granted to employees during the quarter which were subsequently determined to be below fair value. For the quarter ended March 31, 2000, related expense recognized was $666,000.

     At December 31, 1999, other deferred equity related charges, which is a component of stockholders' equity, totaled approximately $51.5 million, net of amortization of approximately $3.7 million. Included in other deferred equity related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc., which converted into shares of the Company's common stock upon the Company's initial public offering, and which the Company has the right to repurchase for up to one year if Excite terminates their Auction Services Agreement with the Company. The Company has recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares were remeasured at the date of the Company's initial public offering and the Company recorded an additional $10.5 million as a deferred charge to be amortized over the remaining term of the contract.

--------------------------------------------------------------------------------

The balance of deferred equity related charges is being amortized ratably over the terms of the related agreements, from three to five years. For the quarter ended March 31, 2000, related expense recognized was $3.2 million.


NET LOSS PER SHARE

     Basic net loss per common share ("EPS") excludes potentially dilutive securities and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the quarters ended March 31, 2000 and 1999, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive.

     Certain securities were not included in the computation of diluted earnings per share for the quarters ended March 31, 2000 and 1999, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 5,311,000 shares of common stock with purchase prices of $0.10 to $17.00 per share for the quarter ended March 31, 2000 and options to purchase 1,020,000 shares of common stock with purchase prices of $0.10 to $0.20 per share for the quarter ended March 31, 1999; (ii) 8,813,000 shares of preferred stock convertible into 8,813,000 shares of common stock for the quarter ended March 31, 1999; and (iii) warrants to purchase 5,095,000 shares of common stock with a purchase price of $1.71 per share for the quarter ended March 31, 2000.

     Pro forma basic and diluted net loss per share are calculated assuming the conversion of all outstanding shares of preferred stock into common stock as if the shares had converted as of the date of issuance.

     The following is a calculation of pro forma net loss per share:

PRO FORMA NET LOSS PER SHARE
(In thousands, except loss per share)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2000              1999
---------------------------------------------------------------------------------------------
Net loss                                                          $(11,612)          $   (509)
=============================================================================================
Shares used in computing pro forma basic and diluted net
  loss per share:
    Weighted average number of common shares outstanding             9,777              4,862
    Weighted average impact of assumed conversion of
     preferred stock to common stock as of the date of
     issuance                                                       13,086              4,975
---------------------------------------------------------------------------------------------
Shares used in computing pro forma basic and diluted net
  loss per share                                                    22,863              9,837
=============================================================================================
Pro forma basic and diluted net loss per share                    $  (0.51)          $  (0.05)
=============================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly do not believe that the adoption of SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," for fiscal year 2000.


--------------------------------------------------------------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective no later than the quarter ending June 30, 2000. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 early and believes that it has recorded all transactions in accordance with this staff accounting bulletin.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance for issues that have arisen in applying APB No. 25, " Accounting for Stock Issued to Employees." This Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company is evaluating the impact of adoption of this Interpretation; however, it is not expected to have a material impact on the Company's financial position and results of operations.

SUBSEQUENT EVENTS

     In May 2000, the Company formed FairMarket Australia Pty Ltd, a wholly-owned subsidiary, based in Australia.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon current expectations that involve risks and uncertainties. Any statements contained in this discussion that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below as well as the risks discussed in our other Securities and Exchange Commission ("SEC") filings, including our Registration Statement on Form S-1 declared effective on March 13, 2000 by the SEC (File No. 333-92677).

OVERVIEW

     FairMarket is a leading provider of online distributed selling solutions. The FairMarket platform -- a dynamic commerce infrastructure of hosted auction, falling price and shopping-by-request services -- is designed to enable businesses and communities to expand e-commerce functionality, increase revenue and strengthen brand. Our solutions are targeted at four major customer segments: consumer marketplaces, small business communities, manufacturer communities and traditional retailers.

     Our primary service offering is an outsourced, networked online auction solution, whereby we develop, host and maintain private-label online auction sites for businesses that desire to develop or enhance their Internet marketplaces. We host these commerce sites on our central operating system, which gives us the ability to aggregate listings of goods and services available for sale on each of our customers' commerce sites and make those listings available for display and sale on commerce sites of other FairMarket customers. We refer to this network of customer auction sites as the FairMarket Network(sm). From December 31, 1998 to March 31, 2000, the number of auction sites developed and hosted by FairMarket has grown from 0 to over 95.

     During the first quarter of 2000, we announced the availability of a number of new e-commerce solutions. Our OutletCenter(sm) offering models in-store bargain sale practices. This offering uses our AutoMarkdown(sm) capability, a declining price mechanism in which the price of an item goes down over pre-determined periods of time in pre-determined percentage increments, rather than up as a result of bidding activity. This format is typically used for selling multiple quantities of a certain item and is the equivalent to repeated markdowns in the apparel industry or a clearance rack in a department store.

     Our new Request It!(sm) service is a shopping-by-request service targeted to support small businesses on the FairMarket Network. This service is designed to allow buyers on participating FairMarket Network community sites to request the product or service they want from more than 2,000 categories, with the request then sent to sellers on other participating sites in the FairMarket Network. Buyers are then notified if a seller is able to fill their request.

     Our new PointPlace(sm) auction solution enables businesses with point-based loyalty or reward programs to offer their customers the ability to bid earned points on products and travel packages available on their FairMarket-powered auction sites.

     During the first quarter of 2000, we also announced our plans to launch PromoCenter, a solution for businesses looking to merchandise, market and sell their everyday promotional items on their own sites and across the FairMarket Network.

     We believe our success is dependent on increasing our customer base and further developing the breadth and functionality of our service offerings. We intend to continue to add services and other functionality to our e-commerce offerings. While our new service offerings are intended to enable us to increase our customer base and expand our business, we cannot predict whether these services or other new services or functionality will be commercially successful.

     We intend to continue to invest heavily in the marketing and promotion of our service offerings, in the further development of our service offerings, technology and operating infrastructure, and in our sales, marketing, development and support infrastructure. As a result, we expect to continue to incur substantial operating losses and significant negative operating cash flows for at least the next 12 months.

     During the first quarter of 2000 and the early part of the second quarter of 2000, we expanded our international operations by opening a full-service office in London, England, hiring local employees in Australia and forming UK


--------------------------------------------------------------------------------
and Australia subsidiaries. We anticipate that we will expand our European operations to Germany during the next two quarters, and that we will expand our Asia Pacific operations to Japan by the end of 2000. Expansion into international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors are also undertaking expansion into foreign markets. In addition, there are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. There can be no assurance that we will be successful in expanding into international markets.

     FairMarket was formed in February 1997. From our inception through May 1998, we devoted substantially all of our efforts to our initial business model of matching buyers and sellers of computer products and peripherals utilizing our own Internet auction web site. Product sales were transacted directly between the buyer and the seller, with the Company earning a transaction fee based on the dollar amount of completed sales and, beginning in May 1998, a fee for listing products on our auction site. In December 1998, we began to execute our current business model involving the offering of outsourced, private-label auction solutions as described above. From December 31, 1998 to December 31, 1999, our employee base grew from 11 to 139 employees, and has since grown to 214 at March 31, 2000.

     Because of our limited operating history, you have limited operating and financial data about our business upon which to base an evaluation of our performance. Period-to-period comparisons of operating results should not be relied upon as an assurance of future operating results.

RESULTS OF OPERATIONS

     For the quarter ended March 31, 2000, our net loss was $11.6 million, or $1.19 per share, an increase of $11.1 million compared to our net loss of $509,000, or $0.10 per share, for the quarter ended March 31, 1999. On a pro forma basis, our net loss was $0.51 per share for the quarter ended March 31, 2000 compared to a net loss of $0.05 per share for the quarter ended March 31, 1999. The increase in net loss is primarily due to an increase in total operating expenses of $13.4 million partially offset by an increase in revenue of $2.0 million and an increase in interest income, net, of $337,000.

     REVENUE

     Total revenue was $2.0 million for the quarter ended March 31, 2000, an increase of approximately $2.0 million compared to total revenue of $53,000 for the quarter ended March 31, 1999. The increase in revenue is primarily due to an increase in monthly service revenue generated from new customers added during 1999 and the first quarter of 2000. We ended the first quarter of 2000 with 95 customers, a net increase of 86 customers from 9 customers at the end of the first quarter of 1999. The one-time set-up fees we charge for the implementation of our customers' auction sites are deferred and recorded as revenue over the term of the related contracts. At March 31, 2000, there was $719,000 of deferred revenue relating to set-up fees.

     OPERATING EXPENSES

     COST OF REVENUE consists of costs for direct customer support and auction site end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue increased to $962,000, or 47.9% of revenue, for the quarter ended March 31, 2000 from $47,000, or 88.6% of revenue, for the quarter ended March 31, 1999. The increase of $915,000 resulted from the continued development and expansion of our customer support and end-user customer service organizations, depreciation of network equipment and fees paid for bandwidth and third-party network providers. Looking forward, we believe that cost of revenue will continue to increase rapidly in absolute dollars as we invest in our infrastructure in advance of demand.

     SALES AND MARKETING expenses were $4.7 million for the quarter ended March 31, 2000, an increase of $4.5 million compared to sales and marketing expenses of $212,000 for the quarter ended March 31, 1999. The increase is primarily due to an increase in salaries and related expenses resulting from an increase in the number of sales and marketing employees, an increase in fees paid to outside contract service providers and expanded marketing programs. Sales and marketing expenses for the first quarter of 2000 include $2.5 million for advertising services purchased from Excite, Inc. under the terms of our auction services agreement with Excite. Looking forward, we believe sales and marketing expenses will continue to increase in absolute dollars in future periods as we continue to expand our sales and marketing efforts.

     DEVELOPMENT AND ENGINEERING expenses were $1.8 million for the quarter ended March 31, 2000, an increase of $1.6 million compared to development and engineering expenses of $196,000 for the quarter ended March 31,


--------------------------------------------------------------------------------

1999. This increase is primarily due to an increase in salaries and related expenses resulting from an increase in the number of development and engineering employees. Looking forward, we believe development and engineering expenses will continue to increase in absolute dollars in future periods as we continue to expand our development and engineering efforts.

     Our policy is to capitalize development and engineering costs associated with the design and implementation of our operating systems, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, internal costs eligible for capitalization were $163,000 in the quarter ended March 31, 2000.

     GENERAL AND ADMINISTRATIVE expenses were $2.7 million for the quarter ended March 31, 2000, an increase of $2.6 million compared to general and administrative expenses of $152,000 for the quarter ended March 31, 1999. This increase is primarily due to an increase in salaries and related expenses resulting from an increase in the number of employees in our finance and accounting, human resources and legal departments, an increase in fees paid to outside contract service providers and increased facility costs related to the expansion of our corporate headquarters. Looking forward, we believe that general and administrative expenses will continue to increase in absolute dollars as we expect to add employees to support our expanding operations and to incur additional costs related to the growth of our business and being a public company.

     EQUITY RELATED CHARGES consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of our common stock on the grant date and (ii) the fair value of warrants issued to certain strategic customers and shares of our Series D convertible preferred stock issued to certain strategic customers at prices below fair value. At March 31, 2000, deferred stock compensation, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled $9.4 million, net of amortization of $2.2 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

     At March 31, 2000, other deferred equity related charges, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled $58.8 million, net of amortization of $6.9 million. This amount is being amortized ratably over the terms of the related agreements, from three to five years.

     INTEREST INCOME, NET

     Interest income, net, was $384,000 for the quarter ended March 31, 2000, an increase of $337,000 compared to interest income, net, of $47,000 for the quarter ended March 31, 1999. The increase in interest income is primarily the result of interest earned on cash, cash equivalents and investments, particularly interest earned on the net proceeds from the issuance of shares of our Series D convertible preferred stock in August and September 1999, combined with the net proceeds from our initial public offering in March 2000.

MICROSOFT AND EXCITE CONTRACTS

     Our auction services agreements with Microsoft and Excite provide that, if these companies drive more than a specified number of Internet users to the FairMarket Network through their Internet portal sites, we will guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by the companies. If Microsoft and/or Excite meet their minimum annual traffic guarantees but such increase in traffic does not produce sufficient revenue to meet the minimum guaranteed revenue, we will have a financial obligation to Microsoft and/or Excite. This obligation will be an amount equal to the difference between the minimum guaranteed payment and their portion of fees actually collected. Our agreement with Microsoft provides for minimum guaranteed revenue of $5.0 million, $10.0 million, $10.0 million, $15.0 million and $20.0 million for the first, second, third, fourth and fifth contract years, respectively. Our agreement with Excite provides for minimum guaranteed revenue of $800,000, $2.1 million, $4.6 million, $7.0 million and $8.4 million for the first, second, third, fourth and fifth contract years, respectively. Looking forward, while we do not expect that we will be required to make any payments under these minimum guaranteed revenue provisions for the first contract year of either agreement, any payments we have to make to satisfy the minimum guaranteed revenue levels under these agreements could have a material adverse effect on our business, financial condition and results of operations.

     We defer recognition of revenue on our share of transaction fees under these agreements until Microsoft and Excite receive the minimum guaranteed revenue or until they fail to meet their performance targets. At March 31, 2000, we had deferred $55,000 of transaction fee revenue from Microsoft and Excite.


--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     In March 2000, we completed the initial public offering of our common stock and realized net proceeds from the offering of $89.2 million. Prior to the offering, we had financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million. At March 31, 2000, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $101.1 million.

     Cash used in operating activities was $5.1 million for the quarter ended March 31, 2000 and $376,000 for the quarter ended March 31, 1999. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, an increase in accounts receivable and prepaid expenses and a decrease in accounts payable. These cash flows used in operating activities were partially offset by depreciation expense, amortization of deferred compensation and equity related charges, non-cash advertising expenses and, to a lesser extent, a net increase in deferred revenue and accrued expenses.

     Cash used in investing activities was $2.8 million for the quarter ended March 31, 2000 and $323,000 for the quarter ended March 31, 1999. Net cash used for investing activities in each period primarily reflects purchases of property and equipment. During the quarter ended March 31, 2000, we purchased computers and servers at a total cost of $1.5 million, to support the expansion of the FairMarket Network and to provide computers and equipment for new employees hired during that period, as well as furniture and fixtures and leasehold improvements at a total cost of $1.3 million in connection with the relocation of our corporate headquarters. Looking forward, we expect that our capital expenditures will continue to increase in the near future as we expand our business internationally.

     Cash provided by financing activities was $94.2 million for the quarter ended March 31, 2000 and $10.5 million for the quarter ended March 31, 1999. Cash provided by financing activities for the quarter ended March 31, 2000 includes proceeds of $89.2 million from the initial public offering of our common stock, net of expenses of $8.6 million related to the offering. In addition, in connection with the initial public offering, Excite paid the Company $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock for cash consideration of $17.5 million, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite. The cash consideration withheld has been recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheets. Cash provided by financing activities for the quarter ended March 31, 1999 consists of the proceeds from private sales of shares of our convertible preferred stock.

     We expect to experience significant growth in our operating expenses, particularly development and engineering and sales and marketing expenses, for the foreseeable future in order to execute our business plan. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that the net proceeds from the sale of the common stock in our initial public offering and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

     We consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. We invest our cash and cash equivalents in an overnight investment account, commercial paper and a money market account. We also invest our cash in marketable securities which are classified as available for sale. These securities are carried at amortized cost, which approximates fair value. We place our cash and temporary cash investments with financial institutions which management believes are of high credit quality.

     We have not invested in any financial instruments that expose us to material market risk.

YEAR 2000

     We have tested the FairMarket Network and our service offerings and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, to date we have not experienced any year 2000 problems and our customers or vendors have not informed us of any material year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to respond to the problem. The costs already incurred by us to date related to year 2000 compliance are not material, and we do not anticipate incurring additional material costs related to year 2000 compliance.


--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly do not believe that the adoption of SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," for fiscal year 2000.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective no later than the quarter ending June 30, 2000. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted SAB 101 early and believe that we have recorded all transactions in accordance with the staff accounting bulletin.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees." This Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. We are evaluating the impact of adoption of this Interpretation; however, it is not expected to have a material impact on our financial position and results of operations.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In addition to the other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating FairMarket and our business because these factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors discussed below and elsewhere in this Form 10-Q, and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

RISKS RELATED TO OUR BUSINESS

     WE HAVE ONLY BEEN IN BUSINESS FOR A SHORT TIME AND YOUR BASIS FOR EVALUATING US IS LIMITED.

     We were formed in February 1997. Because of our limited operating history, you have limited operating and financial data about our business upon which to base an evaluation of our performance. We face the following risks, expenses and difficulties as a company seeking to develop a new Internet-based service:

     - if we fail to maintain and upgrade our technology to keep pace with the rapidly growing Internet market we serve we may be unable to compete effectively;

     - if we fail to expand our sales force and attract and retain engineering and other qualified personnel we may be unable to maintain and expand our business;

     - if we fail to attract and retain customers we may be unable to generate sufficient revenue to support our business; and

     - if we fail to raise additional capital if and when we need it we may be unable to develop or sustain our business.

     WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES.

     For the quarter ended March 31, 2000, we incurred a net loss of approximately $11.6 million, which represented approximately 578% of our revenue for the same period. As of March 31, 2000, we had an accumulated deficit of approximately $30.1 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to invest heavily in the marketing and promotion of our service offerings and further development of our service offerings, technology and operating infrastructure. Any such investment will depend on the availability of funds.


--------------------------------------------------------------------------------

     WE EXPECT TO CONTINUE TO HAVE NEGATIVE OPERATING CASH FLOW WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH COULD BE DIFFICULT TO OBTAIN.

     We expect to continue to experience significant negative operating cash flows for the foreseeable future because we intend to continue hiring personnel, acquiring equipment and expanding our facilities in anticipation of receiving revenues in future periods. We also expect that we will increase expenditures for our sales and marketing efforts and development of technology. We expect that we will use available cash to pay for these expenditures.

     We received a report from our independent accountants for our fiscal year ended December 31, 1999 containing an explanatory paragraph that described the uncertainty as to our ability to continue as a going concern due to our historical losses, negative cash flows from operations and net capital deficiency as of December 31, 1999. We believe that, with the proceeds of our March 2000 initial public offering, we will have sufficient capital to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we cannot assure you that we will achieve profitable operations. Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements. We may not be able to find additional financing, if required, on favorable terms or at all.

     WE MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

     The success of our business model depends in large part on our continued ability to increase the number of customers in the FairMarket Network. The market for our services may grow more slowly than anticipated or become saturated with competitors. Some potential customers may not want to join the FairMarket Network because they are concerned about the possibility of their products being listed together with their competitors' products. If we cannot continue to bring new customers to the FairMarket Network or maintain our existing customer base, we may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain our business.

     OUR CUSTOMERS MAY NOT SUCCESSFULLY DRIVE USER TRAFFIC FROM THEIR MAIN WEB SITES TO THEIR AUCTION SITES.

     Our success will also depend in part on increasing the amount of traffic and the number of transactions across the FairMarket Network. For this to occur, our existing customers must drive sufficient numbers of users to their auction sites, they must devote sufficient resources to making their sites attractive to buyers and sellers and there must be demand for the products being offered on those sites. There can be no assurance that our customers will be successful in accomplishing any of these objectives and their failure to do so could impede our growth and adversely affect our business.

     BUYERS AND SELLERS MIGHT NOT ADOPT ONLINE AUCTIONS OR OTHER ONLINE PRICING SOLUTIONS AS A MEANS FOR BUYING AND SELLING GOODS AND SERVICES.

     Online auctions and other pricing solutions are relatively new methods of buying and selling that market participants may not adopt at levels sufficient to sustain our business. Traditional purchasing is often based on long-standing relationships or familiarity with sellers. For online auction and other pricing solutions to succeed, buyers and sellers must adopt new purchasing practices. Buyers must be willing to rely less upon traditional relationships in making purchasing decisions, and merchants and Internet communities must be willing to offer products for sale through online auctions and other dynamic pricing solutions. We cannot assure you that buyers, merchants or Internet communities will choose to utilize online dynamic pricing solutions at levels sufficient to sustain our business.

     WE MAY HAVE DIFFICULTY MANAGING THE EXPANSION OF OUR OPERATIONS.

     We have undergone recent rapid growth in the number of our employees and the scope of our operations and anticipate that further expansion will be required to address potential growth in our customer base and market opportunities in both the United States and other geographic markets. Such rapid expansion could place a significant strain on our senior management team and operational and financial resources. To manage the expected growth of our operations and personnel, we will need to:

          -    continue to upgrade our business processes and controls;

          -    expand, train and manage our growing employee base; and

          -    expand our finance, administrative and operations staff.


--------------------------------------------------------------------------------

There can be no assurance that:

          - our current and planned systems, business processes and controls will be adequate to support our future operations;

          - we will be able to hire, train, retain, motivate and manage required personnel; or

          - we will be able to identify, manage and benefit from existing and potential customer relationships and market opportunities.

     Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could have a material adverse effect on our business, results of operations and financial condition by leading to increased costs, reduced margins and lower revenue. If we are unable to undertake new business due to a shortage of staff or technology resources, our growth will be impeded. Therefore, there may be times when our opportunities for revenue growth may be limited by the capacity of our internal resources rather than by the absence of market demand.

     THE LOSS OF OUR CHIEF EXECUTIVE OFFICER WOULD SIGNIFICANTLY DISRUPT OUR BUSINESS.

     We rely on the leadership and vision of our President, Chief Executive Officer and founder, Scott T. Randall, who created FairMarket and has been instrumental in the management and growth of our business. The loss of Mr. Randall could significantly disrupt our growth, result in lost revenues or otherwise materially adversely affect our business.

     BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

     The U.S. market for e-commerce services is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition to competition from internally-developed solutions by individual organizations, our primary direct competitors are the following providers of hosted auction services: auctions.net, bid.com, Bidland, DealDeal.com and OpenSite. We also face competition for customers from third party providers in the following areas:

          - software and application service providers: Auction Broker, Moai Technologies, OpenSite and TradingDynamics;

          -    destination auction sites: Amazon.com, eBay and Yahoo! Auctions;
               and

          - companies with specific market pricing mechanisms: Mercata and Respond.com.

     The principal competitive factors are the quality and breadth of services provided, potential for successful transaction activity and price. E-commerce markets are characterized by rapidly changing technologies and frequent new product and service introductions. We may fail to introduce new online auction or other market pricing formats and features on a timely basis or at all. If we fail to introduce new service offerings or to improve our existing service offerings in response to industry developments, or if our prices are not competitive, we could lose customers, which could lead to a loss of revenues.

     Because there are relatively low barriers to entry in the e-commerce market, competition from other established and emerging companies may develop in the future. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition is likely to result in fee reductions, reduced margins, longer sales cycles for our services and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition.

     Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software applications and integrated purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to ours or that achieve greater customer acceptance. We cannot assure you that the e-commerce solutions offered by our competitors now or in the future will not be perceived as superior to ours by either businesses or consumers.

     WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND INTO INTERNATIONAL MARKETS.

     A component of our strategy is to expand internationally by attracting customers outside the United States. To date, revenue under contracts with customers outside the United States has not been material. We believe that significant opportunities exist in international markets, and it is our intention to compete in these markets. Primary target markets include the United Kingdom, Western Europe and Asia Pacific. Expansion into international markets


--------------------------------------------------------------------------------
will require significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors are also undertaking expansion into foreign markets. There can be no assurance that we will be successful in expanding into international markets.

     In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including, among others:

          -    regulatory requirements;

          -    difficulties in staffing and managing foreign operations;

          -    longer payment cycles;

          -    different accounting practices;

          -    fluctuating currency exchange rates;

          -    problems in collecting accounts receivable;

          - legal uncertainty regarding liability, ownership and protection of intellectual property;

          -    tariffs and other trade barriers;

          -    seasonal reductions in business activity;

          -    potentially adverse tax consequences; and

          -    political instability.

     Any of the above factors could adversely affect the success of our international operations. To the extent we expand our international operations, we will become more exposed to the above risks. To the extent we have increasing portions of our international revenues denominated in foreign currencies, we will become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on our international operations and, consequently, on our ability to expand our business and increase our revenue.

     OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

     Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology and systems designs relating to our auction and other pricing technologies and the FairMarket Network. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours.

     We applied for patents on aspects of our technology and processes in November 1999 and those applications are pending with the U.S. Patent and Trademark Office. We do not know whether any patents will be issued. In addition, even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us. We have also applied for trademark registrations for some of our brand names and our marketing materials are copyrighted, but these protections may not be adequate. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we provide services. We may, at times, have to incur significant legal costs and spend time defending our copyrights and, if issued, our service marks and patents. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

     WE MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF OUR PROPRIETARY KNOWLEDGE.

     We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology could harm our business, results of operations and financial condition by adversely affecting our ability to compete.

     OTHERS MAY ASSERT THAT OUR TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

     We believe that we do not infringe the proprietary rights of others. However, the e-commerce industry is characterized by the existence of a large number of patents and frequent claims and litigation based on allegations of patent infringement and violation of other intellectual property rights. As the e-commerce market and the
--------------------------------------------------------------------------------
functionality of products in the industry continues to grow and overlap, we believe that the possibility of an intellectual property claim against us will increase. For example, we may inadvertently infringe a patent of which we are unaware, or there may be patent applications now pending of which we are unaware which we may be infringing when they are issued in the future. We have been and expect to continue to be subject to alleged infringement claims. The defense of any claims of infringement made against us by third parties, whether or not meritorious, could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

     OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR OUR SERVICE OFFERING.

     Through distributors, we license a variety of commercially-available Microsoft technologies, including our database software and Internet server software, which is used in our services and systems to perform key functions. As a result, we are to a certain extent dependent upon Microsoft continuing to maintain these technologies. There can be no assurance that we would be able to replace the functionality provided by the Microsoft technologies on commercially reasonable terms or at all. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on our business, financial condition and results of operations.

     OUR SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF OUR CUSTOMERS.

     Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of our services and our ability to attract and retain customers. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our service, or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade our systems could have a material adverse effect on our results of operations and financial condition by reducing or interrupting revenue flow and by limiting our ability to attract new customers. Any such failure could also have a material adverse effect on the business of our customers, which could damage our reputation and expose us to a risk of loss or litigation and potential liability. The majority of our server capacity is currently not utilized.

     A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS.

     Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose us to litigation and potential liability. In the past, we have discovered errors in software used in the FairMarket Network after its incorporation into the FairMarket Network. We cannot assure you that undetected errors or performance problems in our existing or future services will not be discovered or that known errors considered minor by us will not be considered serious by our customers. We have experienced periodic minor system interruptions, which may continue to occur from time to time. Certain of our contracts provide the customer with the right to terminate the contract if we are unable to maintain specified levels of service based on downtime of either their auction sites or our centralized auction service. The potential loss to us if these contracts were terminated would depend on the unexpired portion of the contract. As of March 31, 2000, aggregate revenue under these contracts was not material. Certain of our customer contracts also provide for specified levels of money damages to the customer based on downtime of either their auction sites or our centralized auction service. As of March 31, 2000, the total dollar amount of our potential payment or credit obligations under these provisions if the service levels specified in all of those agreements were not met over the applicable measurement period was not material. Errors or defects in our technology would also damage our reputation which could reduce market acceptance of our services and lead to a loss of revenues.


--------------------------------------------------------------------------------

     THE FUNCTIONING OF OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD BE DISRUPTED BY FACTORS OUTSIDE OUR CONTROL.

     Our success depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating our service is currently located at the facilities of NaviSite, Inc. in Andover, Massachusetts. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not currently have a backup system in place. Despite any precautions we take or plan to take, the occurrence of a natural disaster or other unanticipated problems at the NaviSite facility could result in interruptions in our services. In addition, if NaviSite fails to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruption, interruptions in our service could result. Any damage to or failure of our systems could result in reductions in, or terminations of, our service, which could have a material adverse effect on our business, results of operations and financial condition.

     OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT OR RETAIN KEY
     PERSONNEL.

     Based on our planned expansion, we will require a significant increase in the number of our employees and outside contractors. Our future success, therefore, will depend, in part, on attracting and retaining additional qualified management, marketing and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. In particular, we face intense competition for qualified personnel in the areas of software development, network engineering, sales and product management. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand our operations.

     OUR BUSINESS MAY SUFFER IF AUCTION USERS DO NOT MAKE PAYMENTS OR DELIVER GOODS.

     Our future success will depend to some extent upon sellers on customer auction sites reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. Our customers have received in the past, and we anticipate that they will receive in the future, communications from sellers and buyers who did not receive the purchase price or the goods that were to have been exchanged. Neither we nor our customers have the ability to require end-users to make payments or deliver goods or otherwise make end-users whole. Our customers also periodically receive complaints from buyers as to the quality of the goods purchased. We estimate that approximately 3% of the emails sent by end-users to our auction site customer support center contain complaints related to these types of matters. We are unaware of any complaints that have materially impacted our customers' businesses in a detrimental manner. Neither we nor our customers have the ability to determine the level of such complaints that are made directly between buyers and sellers. We expect that our customers will continue to receive requests from end-users requesting reimbursement or threatening legal action if no reimbursement is made. We expect that such requests and complaints will continue to be made and that customers or their end-users may threaten legal action against us if no reimbursement is made.

     WE MAY HAVE TO MONITOR OR CONTROL ACTIVITIES ON THE FAIRMARKET NETWORK.

     The law relating to the liability of providers of online services for the activities of users of their services is currently unsettled. Our service automatically screens by key word all listings submitted by end-users for pornographic material. We also have notice and take-down procedures related to infringing and illegal goods. These procedures are not foolproof and goods that may be subject to regulation by local, state or federal authorities could be sold through our service. These goods include, for example, firearms, alcohol and tobacco. There can be no assurance that we will be able to prevent the unlawful exchange of goods on our service or that we will successfully avoid civil or criminal liability for unlawful activities carried out by users through our service. The potential imposition of liability for unlawful activities of end-users of our customers could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or to discontinue one or more of our service offerings. Any costs incurred as a result of such liability or asserted liability would harm our results of operations.

     FUTURE GOVERNMENT REGULATION OF AUCTIONS AND AUCTIONEERS MAY ADD TO OUR OPERATING COSTS.

     Numerous jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We believe that these laws and regulations, which were enacted for consumer protection many years ago, do not apply to our online auction services. However, little precedent exists in this area, and one or more jurisdictions are attempting or may attempt to impose these laws and regulations to online auction providers and may attempt to impose these laws and regulations on our operations or the operations of our customers in the future. The


--------------------------------------------------------------------------------
states of New Hampshire, North Carolina, Pennsylvania and Tennessee are currently considering whether to apply their auctioneer regulations to online auctions, but no regulatory or legislative action has been taken to date. Illinois recently passed legislation which became effective in January 2000 and which by its terms applies to the conduct of all auctions, including auctions conducted over the Internet. The Illinois statute establishes a licensing requirement and provides for civil penalties and injunctive relief for its violation. This newly-passed legislation has not yet been subject to interpretation and its scope and applicability are therefore currently unclear. If, however, this new statute is interpreted to apply to us or to our customers, we and/or those of our customers to whom the statute applies would be required to obtain the necessary state license. This could adversely affect our ability to attract and retain customers, could adversely affect our results of operations by decreasing activity on our customers' auction sites and could subject us or our customers to fines if we or our customers are unable to obtain the required licenses. In addition, as the nature of the products listed by our customers or their end-users changes, we may become subject to new regulatory restrictions. If we do become subject to these laws and regulations in the future, it could adversely affect our ability to attract and retain customers and could adversely affect our results of operations by decreasing activity on our customers' auction sites.

     WE MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, WHICH COULD RESULT IN DILUTION TO OUR STOCKHOLDERS, OR OPERATIONAL OR INTEGRATION DIFFICULTIES WHICH COULD IMPAIR OUR FINANCIAL PERFORMANCE.

     If appropriate opportunities present themselves, we may acquire businesses, technologies, services or products that we believe will be useful in the growth of our business. We do not currently have any commitments or agreements with respect to any acquisition. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, the process of integration may produce unforeseen operating difficulties and expenditures and may require significant attention from our management that would otherwise be available for the ongoing development of our business. Moreover, we have not made any acquisitions, have no experience in integrating an acquisition into our business and may never achieve any of the benefits that we might anticipate from a future acquisition. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our revenue.

RISKS RELATED TO OUR INDUSTRY

     OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AND ONLINE COMMERCE.

     Our future revenues and profits depend upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by merchants and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is a new and emerging market. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Growth in our customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods. For us to be successful, these market participants must accept and use novel ways of conducting business and exchanging information.

     E-commerce may not prove to be a viable medium for purchasing for the following reasons, any of which could seriously harm our business:

          - the necessary infrastructure for Internet communications may not develop adequately;

          - our potential customers, buyers and suppliers may have security and confidentiality concerns;

          - complementary products, such as high-speed modems and high-speed communication lines, may not be developed;

          -    alternative purchasing solutions may be implemented;

          - buyers may dislike the reduction in the human contact inherent in traditional purchasing methods;

          - use of the Internet and other online services may not continue to increase or may increase more slowly than expected;


--------------------------------------------------------------------------------

          - the development or adoption of new technology standards and protocols may be delayed or may not occur; and

          -    new and burdensome governmental regulations may be imposed.

     OUR SUCCESS DEPENDS ON THE CONTINUED RELIABILITY OF THE INTERNET.

     The Internet continues to experience significant growth in the number of users, frequency of use and bandwidth requirements. There can be no assurance that the infrastructure of the Internet and other online services will be able to support the demands placed upon them. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could adversely affect the level of Internet usage and also the level of traffic and the processing of transactions. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services or other Internet service providers to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and our service in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure of the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, we will have to adapt our business model to the new environment, which would materially adversely affect our results of operations and financial condition.

     GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE OUR GROWTH OR ADD TO OUR OPERATING COSTS.

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent US laws that contemplate the Internet, such as the Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' auction sites. We have adopted and are further refining our policies and practices to qualify for one or more of these safe harbors, but there can be no assurance that our efforts will be successful since the Digital Millennium Copyright Act has not been interpreted by the courts and its interpretation is therefore uncertain.

     In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The recently adopted European Union Directive on the Protection of Personal Data may affect our ability to expand into Europe if we or our customers do not afford adequate privacy to end-users of our customers' sites. We do not sell personal user information from our customers' auction sites. As between FairMarket and our customers, the auction sites, the personal user information belongs to the auction sites, not FairMarket, and each auction site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding the FairMarket Network, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, there can be no assurance that our customers' sites will be considered compliant.

     As online commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as pricing, content, user privacy, and quality of products and services. Any future regulation may have a negative impact on our business by restricting our methods of operation or imposing additional costs. Although many


--------------------------------------------------------------------------------
of these regulations may not apply to our business directly, we anticipate that laws regulating the solicitation, collection or processing of personal information could indirectly affect our business.

     Title V of the Telecommunications Act of 1996, known as the Communications Decency Act of 1996, prohibits the knowing transmission of any comment, request, suggestion, proposal, image or other communication that is obscene or pornographic to any recipient under the age of 18. The prohibition's scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act of 1996 have been held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in online commerce to liability, which could limit the growth of online commerce generally. Legislation like the Communications Decency Act could dampen the growth in Internet usage and decrease its acceptance as a communications and commerce medium.

     The worldwide availability of Internet web sites often results in sales of goods to buyers outside the jurisdiction in which we or our customers are located, and foreign jurisdictions may claim that we or our customers are required to comply with their laws. As an Internet company, it is unclear which jurisdictions may find that we are conducting business therein. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction.

     NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     We do not collect sales or other similar taxes on goods sold by customers and users through the FairMarket Network or service taxes on fees paid by end-users of our customers' auction sites. The Internet Tax Freedom Act of 1998, which expires on October 21, 2001, prohibits the imposition of taxes on electronic commerce by United States federal and state taxing authorities. However, after the expiration of the Internet Tax Freedom Act, one or more states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities. In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. A successful assertion by one or more states or any foreign country that we or our customers should collect sales or other taxes on the exchange of merchandise or auction site usage fees or that we or our customers should collect Internet-based taxes could impair our revenue and our ability to acquire and retain customers.

     THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. A compromise or breach of the technology used to protect our customers' and their end-users' transaction data could result from, among other things, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments. Any such compromise could have a material adverse effect on our reputation and, therefore, on our business, results of operations and financial condition. Furthermore, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. In April 1999, unauthorized persons gained access to the www.fairmarket.com web site and replaced the home page with a web page of their own. There was no compromise of our auction operating system. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. We currently have practices and procedures in place to protect the confidentiality of our customers' and their end-users' information. However, our security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, and our exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information we possess. To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.


--------------------------------------------------------------------------------

     WE COULD BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS AND THIRD PARTY LIABILITY CLAIMS RELATED TO PRODUCTS AND SERVICES PURCHASED THROUGH OUR CUSTOMERS' AUCTION SITES.

     Any errors, defects or other performance problems in our services and systems could result in financial or other damages to our customers. Although our agreements with our customers typically contain provisions designed to limit our exposure to claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions.

     In addition, we may not be able to successfully avoid civil or criminal liability for problems related to the products and services sold on customer auction sites. Even if we are successful, any such claims or litigation could still require expenditure of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue service offerings or to take precautions to ensure that products and services are not available on customer auction sites.

     Moreover, deliveries of products purchased on customer auction sites that are nonconforming, late or are not accompanied by information required by applicable law or regulations, could expose us to liability or result in decreased adoption and use of those sites and therefore our services, which would lead to decreased revenue.

     OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     The stock market, and in particular the market for Internet-related stocks, has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including:

          -    failure to meet our development plans;

          -    the demand for our common stock;

          - downward revisions in securities analysts' estimates or changes in general market conditions;

          - technological innovations by competitors or in competing technologies; and

          -    investor perception of our industry or our prospects.

     FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Sales of substantial amounts of our common stock in the public market, or the perception that a large number of shares are available for sale, could cause the market price of our common stock to decline. Substantially all of the shares held by persons who were stockholders immediately prior to our initial public offering are subject to a 180-day "lock-up" period that terminates in September 2000. Thereafter, the holders of those shares will in general be entitled to dispose of those shares. The shares beneficially owned by such stockholders and by holders of outstanding options and warrants to purchase our common stock, including our executive officers and directors, constitute approximately 81% of the outstanding shares of our common stock. Moreover, Deutsche Bank Securities Inc., the managing underwriter in our initial public offering, may, in its sole discretion and at any time without notice, release those holders from the sale restrictions on their shares. Any shares released from the lock-up agreements which are then sold into the public market could increase the perception that a larger number of shares are available for sale which could cause the market price of our common stock to decline. We are unaware of any plans by Deutsche Bank Securities Inc. to release any portion of the shares subject to lock-up agreements and we currently have no plans to register for resale any shares released from such lock-up agreements prior to the expiration of the 180-day lock-up period. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline would likely impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

     The holders of approximately 22.1 million shares of our common stock (including shares issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.


--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INVESTMENT PORTFOLIO

     We do not use derivative financial instruments for investment purposes and only invest in financial instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits the amount of credit exposure of any one issue, issuer, and type of investment.

     FOREIGN CURRENCY RISK

     As of March 31, 2000, all of our sales and expenses are denominated in U.S. dollars and as a result there have been no foreign exchange gains and losses. We will be effecting some transactions in foreign currencies during 2000, however we do not expect that foreign exchange gains or losses will be significant. As we expand internationally, foreign currency risks will become more significant.


--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) RECENT SALES OF UNREGISTERED SECURITIES

     During the period from January 1 through March 31, 2000, we issued a total of 111,690 shares of our common stock upon exercise by holders of stock options granted under our employee stock option plans, at exercise prices ranging from $0.10 to $0.20 per share. During the same period, we granted options to purchase a total of 1,789,000 shares of our common stock under our stock option plans, at exercise prices ranging from $8.50 to $17.00 per share. These issuances of securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation or as private placements under Section 4(2) of the Securities Act. All recipients either received adequate information about FairMarket or had access, through employment or other relationships, to such information.

     There were no underwriters employed in connection with any of the transactions described above.

     (d) USE OF PROCEEDS

     On May 17, 2000, we completed the initial public offering of our common stock. The managing underwriters in the offering were Deutsche Bank Securities Inc., FleetBoston Robertson Stephens Inc. and U.S. Bancorp Piper Jaffray Inc. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677). The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000.

     The offering commenced on March 14, 2000 and terminated on March 17, 2000 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $17.00 per share for an aggregate initial public offering price of $97,750,000.

     We paid a total of $6.8 million in underwriting discounts in connection with the offering. Through March 31, 2000, we have also paid approximately $1.8 million in costs and expenses related to the offering. None of the costs and expenses related to the offering have been paid directly or indirectly to any director, officer or general partner of FairMarket or their associates or persons owning 10% or more of any class of equity securities of FairMarket or an affiliate of FairMarket.

     After deducting underwriting discounts and offering expenses, the estimated net proceeds to FairMarket from the offering were approximately $89.2 million. Substantially all of the net proceeds were held in a money market fund at March 31, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consents dated February 8, 2000 and March 3, 2000, the holders of a majority of our then outstanding capital stock voted to approve our Employee Stock Purchase Plan and 2000 Stock Option and Incentive Plan, to approve our Amended and Restated Charter and to elect Scott Randall, Jeffrey Drazan, Nanda Krish and Richard Pallan as directors of the Company to serve in accordance with the Amended and Restated Charter.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     27  Financial Data Schedule


--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FairMarket, Inc.


Date:  May 15, 2000                          By: /s/ John Belchers
                                                 -------------------------------
                                                 John Belchers,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


--------------------------------------------------------------------------------