Form 10-Q
period 2000-06-30
FAIRMARKET INC
filed 2000-08-14
CIK 1053676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


              |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the registrant's common stock as of June 30, 2000 was 28,296,786.

                                FAIRMARKET, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                                               Page
                  a)  Condensed Consolidated Balance Sheets
                      as of June 30, 2000 and December 31, 1999................................    3

                  b)  Condensed Consolidated Statements of Operations
                      for the Three- and Six-Month Periods Ended June 30, 2000 and 1999........    4

                  c)  Condensed Consolidated Statements of Cash Flows
                      for the Six Months Ended June 30, 2000 and 1999..........................    5

                  d)  Notes to Condensed Consolidated Financial Statements.....................    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................    9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................   23


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................   24

         Item 2.  Changes in Securities and Use of Proceeds....................................   24

         Item 3.  Defaults upon Senior Securities..............................................   24

         Item 4.  Submission of Matters to a Vote of Security Holders..........................   24

         Item 5.  Other Information............................................................   24

         Item 6.  Exhibits and Reports on Form 8-K.............................................   24

SIGNATURE......................................................................................   25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FAIRMARKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)
                                                          June 30,       Dec. 31,
                                                           2000            1999
                                                        ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                             $  87,828       $  11,060
  Marketable securities                                     2,078           2,019
  Restricted cash                                           1,800           1,800
  Accounts receivable, net                                  1,328             878
  Prepaid expenses and other current assets                 2,297             237
                                                        ---------       ---------
    Total current assets                                   95,331          15,994
Property and equipment, net                                 8,272           4,077
                                                        ---------       ---------
    Total assets                                        $ 103,603       $  20,071
                                                        =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $     941       $   1,431
  Accrued expenses                                          3,137           1,663
  Deferred revenue                                            897             595
                                                        ---------       ---------
    Total current liabilities                               4,975           3,689
                                                        ---------       ---------
Series D convertible preferred stock                         --            17,500
Stockholders' equity:
  Series A convertible preferred stock                       --               498
  Series B convertible preferred stock                       --             2,083
  Series C convertible preferred stock                       --            10,527
  Series D convertible preferred stock                       --            39,470
  Common stock                                                 28               5
  Additional paid-in capital                              211,348          40,136
  Deferred compensation and equity related charges        (63,668)        (60,026)
  Stock subscription receivable                            (5,000)        (15,312)
  Accumulated other comprehensive loss                        (19)           --
  Accumulated deficit                                     (44,061)        (18,499)
                                                        ---------       ---------
    Total stockholders' equity                             98,628          (1,118)
                                                        ---------       ---------
    Total liabilities and stockholders' equity          $ 103,603       $  20,071
                                                        =========       =========

     See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)
                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                      2000          1999            2000         1999
                                                                   --------       --------       --------       --------
Revenue
Operating expenses:                                                $  3,013       $    161       $  5,021       $    214
  Cost of revenue (exclusive of equity related charges
    of $59 and $121 in 2000 and $4 and $4 in 1999, for
    the three- and six-month periods, respectively)                   1,246             89          2,208            136
  Sales and marketing (exclusive of equity related charges
    of $3,999 and $7,385 in 2000 and $21 and $22 in 1999, for
    the three- and six-month periods, respectively)                   7,167            837         11,844          1,049
  Development and engineering (exclusive of equity related
    charges of $248 and $481 in 2000 and $18 and $18 in
    1999, for the three- and six-month periods, respectively)         2,120            403          3,923            599
  General and administrative (exclusive of equity related
    charges of $176 and $329 in 2000 and $5 and $6 in 1999,
    for the three- and six-month periods, respectively)               3,363            374          6,091            526
  Equity related charges                                              4,482             48          8,316             50
                                                                   --------       --------       --------       --------
  Total operating expenses                                           18,378          1,751         32,382          2,360
                                                                   --------       --------       --------       --------
Loss from operations                                                (15,365)        (1,590)       (27,361)        (2,146)
Interest income, net                                                  1,415            108          1,799            155
                                                                   --------       --------       --------       --------
Net loss                                                           $(13,950)      $ (1,482)      $(25,562)      $ (1,991)
                                                                   ========       ========       ========       ========
Basic and diluted net loss per share                               $  (0.49)      $  (0.11)      $  (1.35)      $  (0.17)
                                                                   ========       ========       ========       ========
Shares used to compute basic and diluted
  net loss per share                                                 28,197         13,824         18,987         11,841
                                                                   ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                            Six Months Ended
                                                                               June 30,
                                                                         2000           1999
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(25,562)      $ (1,991)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                        1,124             52
      Reserve for uncollectible accounts                                    309           --
      Value of stock issued for services                                   --               47
      Non-cash advertising expense                                        5,312           --
      Amortization of deferred compensation and equity
        related charges                                                   8,316             50
  Changes in operating assets and liabilities:
      Accounts receivable                                                  (759)          (136)
      Prepaid expenses and other assets                                  (2,060)           (68)
      Accounts payable                                                     (490)           518
      Accrued expenses                                                    1,474            (26)
      Deferred revenue                                                      302             34
                                                                       --------       --------
Net cash used in operating activities                                   (12,034)        (1,520)
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                    (5,319)          (950)
  Purchase of marketable securities                                      (2,057)          --
  Proceeds from maturity of marketable securities                         2,019           --
                                                                       --------       --------
Net cash used in investing activities                                    (5,357)          (950)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of issuance costs          89,199              4
  Proceeds from issuance of Series C convertible preferred stock,
    net of issuance costs                                                  --           10,531
  Collection of subscription receivable                                   5,000           --
                                                                       --------       --------
Net cash provided by financing activities                                94,199         10,535
                                                                       --------       --------
Effect of foreign exchange rates on cash and cash equivalents               (40)          --
                                                                       --------       --------
Net change in cash and equivalents                                       76,768          8,065
Cash and equivalents, beginning of period                                11,060            540
                                                                       --------       --------
Cash and equivalents, end of period                                    $ 87,828       $  8,605
                                                                       ========       ========
Supplemental schedule of cash flow information:
  Non-cash activity:
    Conversion of preferred stock to common stock                      $ 70,078       $   --


     See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements of FairMarket, Inc. ("FairMarket" or the "Company") are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 1999. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which are contained in FairMarket's final prospectus dated March 14, 2000, filed with the Securities and Exchange Commission. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited and The FairMarket Network Pty Ltd. All intercompany transactions and balances have been eliminated in consolidation.

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

     In connection with the initial public offering, Excite, Inc. paid the Company $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of the Company's Series D convertible preferred stock for cash consideration of $17.5 million, which payment was withheld as a prepayment against the Company's obligation to purchase advertising from Excite. The cash consideration withheld has been recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheets. At June 30, 2000, the balance of the subscription receivable was $5.0 million, net of the $5.0 million cash payment from Excite and $7.5 million related to the Company's obligation to purchase advertising from Excite.

     DEFERRED COMPENSATION AND EQUITY RELATED CHARGES

     Equity related charges consist of the amortization of (1) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (2) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value. At December 31, 1999, deferred stock compensation, which is a component of deferred compensation and equity related charges, totaled approximately $8.5 million, net of amortization of approximately $1.6 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. In the first quarter of 2000, the Company recorded an additional $1.5 million of deferred stock compensation for stock options granted to employees during the quarter which were subsequently determined to be below fair value. For the quarter and six months ended June 30, 2000, related expense recognized was $720,000 and $1.4 million, respectively. At June 30, 2000, deferred stock compensation was $8.6 million, net of amortization of $3.0 million.

     At December 31, 1999, other deferred equity related charges, which is a component of stockholders' equity, totaled approximately $51.5 million, net of amortization of approximately $3.7 million. Included in other deferred equity related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc., which converted into shares of the Company's common stock upon the Company's initial public offering, and which the Company has the right to repurchase for up to one year if Excite terminates their Auction Services Agreement with the Company. The Company recorded the shares at fair value for a total of $15.0 million at December 31, 1999.

The value of the shares was remeasured at the date of the Company's initial public offering and the Company recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of the contract. The balance of deferred equity related charges is being amortized ratably over the terms of the related agreements, from three to five years. For the quarter and six months ended June 30, 2000, related expense recognized was $3.7 million and $6.9 million, respectively.

NET LOSS PER SHARE

     Basic net loss per common share ("EPS") excludes potentially dilutive securities and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the quarter and six months ended June 30, 2000 and 1999, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive.

     Certain securities were not included in the computation of diluted earnings per share for the quarters ended June 30, 2000 and 1999, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 5,318,000 shares of common stock with purchase prices of $0.10 to $17.00 per share at June 30, 2000 and options to purchase 2,351,000 shares of common stock with purchase prices of $0.10 to $0.50 per share at June 30, 1999; (ii) 8,813,000 shares of preferred stock convertible into 8,813,000 shares of common stock June 30, 1999; and (iii) warrants to purchase 5,095,000 shares of common stock with a purchase price of $1.71 per share at June 30, 2000.

     Pro forma basic and diluted net loss per share are calculated assuming the conversion of all outstanding shares of preferred stock into common stock as if the shares had converted as of the date of issuance.

     The following is a calculation of pro forma net loss per share:

PRO FORMA NET LOSS PER SHARE
(In thousands, except loss per share)

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                     June 30,
                                                                          2000        1999            2000          1999
                                                                      --------       --------       --------       --------
Net loss                                                              $(13,950)      $ (1,482)      $(25,562)      $ (1,991)

Shares used in computing pro forma basic and diluted net
    loss per share:
    Weighted average number of common shares outstanding                28,197         13,824         18,987         11,841
    Weighted average impact of assumed conversion of
      preferred stock to common stock as of the date of issuance          --             --            6,543          1,909
                                                                      --------       --------       --------       --------
Shares used in computing pro forma basic and diluted net
  loss per share                                                        28,197         13,824         25,530         13,750
                                                                      ========       ========       ========       ========
Pro forma basic and diluted net loss per share                        $  (0.49)      $  (0.11)      $  (1.00)      $  (0.14)
                                                                      ========       ========       ========       ========


TRANSLATION OF FOREIGN CURRENCIES

     The assets and liabilities of FairMarket's international subsidiaries are translated into U.S. dollars using current exchange rates. Statement of operations amounts are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss). Foreign exchange transaction gains and losses are included in other income (expense).

COMPREHENSIVE LOSS

     For the three and six months ended June 30, 2000 and 1999, total comprehensive loss was as follows:

COMPREHENSIVE LOSS
(In thousands)

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                       June 30,
                                                        2000            1999          2000            1999
                                                      --------        -------        --------        -------
Net loss                                              $(13,950)       $(1,482)       $(25,562)       $(1,991)
Changes in other comprehensive loss
  Unrealized holding gain on securities                     21            --               21            --
  Foreign currency translation adjustments                 (40)           --              (40)           --
                                                      --------        -------        --------        -------
  Total change other comprehensive loss                    (19)           --              (19)           --
                                                      --------        -------        --------        -------
Total comprehensive loss                              $(13,969)       $(1,482)       $(25,581)       $(1,991)
                                                      ========        =======        ========        =======

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly do not believe that the adoption of SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," for fiscal year 2000.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June of 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fiscal quarter ending December 31, 2000. SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that it has recorded all transactions in accordance with SAB 101.

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

OVERVIEW

     FairMarket is a leading provider of online distributed selling solutions. The FairMarket platform -- a dynamic commerce infrastructure of hosted auction, falling price and shopping-by-request services -- is designed to enable businesses and communities to expand e-commerce functionality, increase revenue and strengthen brand. Our solutions are targeted at the following major customer segments: retailers, web communities, and manufacturers and wholesalers in the business-to-consumer, consumer-to-consumer and business-to-business market segments.

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

     We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings. We intend to continue to add services and other functionality to our e-commerce offerings. While our new service offerings are intended to enable us to increase our customer base and expand our business, we cannot predict whether these services or other new services or functionality will be commercially successful.

     We intend to continue to invest in the marketing and promotion of our service offerings, in the further development of our service offerings, technology and operating infrastructure, and in our sales, marketing, development and support infrastructure. As a result, we expect to continue to incur substantial operating losses and significant negative operating cash flows for at least the next 12 months.

     During the first six months of 2000, we expanded our international operations by opening a full-service office in London, England, opening an office in Australia to serve as the headquarters for the Asia Pacific region and forming UK and Australia subsidiaries. In June 2000, we announced the launch of the FairMarket Network UK. We anticipate that we will expand our European operations to Germany and that we will expand our Asia Pacific operations to Japan by the end of 2000. Expansion into international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors also have expanded or are undertaking expansion into foreign markets. In addition, there are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. There can be no assurance that we will be successful in expanding into international markets.

     FairMarket was formed in February 1997. From our inception through May 1998, we devoted substantially all of our efforts to our initial business model of matching buyers and sellers of computer products and peripherals utilizing our own Internet auction web site. Product sales were transacted directly between the buyer and the seller, with the Company earning a transaction fee based on the dollar amount of completed sales and, beginning in May 1998, a fee for listing products on our auction site. In December 1998, we began to execute our current business model involving the offering of outsourced, private-label auction solutions as described above. From December 31, 1998 to December 31, 1999, our employee base grew from 11 to 139 employees, and has since grown to 240 at June 30, 2000, with most of the current year growth having occurred in the first quarter of 2000.

     Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance. Period-to-period comparisons of operating results should not be relied upon as an assurance of future operating results.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     For the three and six months ended June 30, 2000, our net loss was $14.0 million, or $0.49 per share, and $25.6 million, or $1.35 per share, respectively, an increase of $12.5 million and $23.6 million compared to our net loss of $1.5 million, or $0.11 per share, and $2.0 million, or $0.17 per share, respectively, for the three and six months ended June 30, 1999. On a pro forma basis, which assumes the conversion of all outstanding shares of preferred stock into common stock as if the shares had converted as of the date of issuance, our net loss was $0.49 per share and $1.00 per share for the three and six months ended June 30, 2000, respectively, compared to a net loss of $0.11 per share and $0.14 per share, respectively, for the three and six months ended June 30, 1999. The increase in net loss for the three and six months ended June 30, 2000 compared to the same periods last year is primarily due to an increase in total operating expenses of $16.6 million and $30.0 million, respectively, partially offset by an increase in revenue of $2.9 million and $4.8 million and an increase in interest income, net, of $1.3 million and $1.6 million, respectively.

     REVENUE

     Total revenue was $3.0 million and $5.0 million for the three and six months ended June 30, 2000, respectively, an increase of $2.9 million and $4.8 million compared to total revenue of $161,000 and $214,000, respectively, for the three and six months ended June 30, 1999. The increase in revenue for the three- and six-month periods compared to the prior year periods is primarily due to an increase in monthly service revenue generated from new customers added during 1999 and the first six months of 2000. We ended the first six months of 2000 with 96 customers, a net increase of 55 customers from 41 customers at June 30, 1999.

     The one-time set-up fees we charge for the implementation of our customers' auction sites are deferred and recorded as revenue over the term of the related contracts. At June 30, 2000, there was $591,000 of deferred revenue relating to set-up fees.

     During the second quarter of 2000, we determined to increase our sales focus on larger traditional retailers with higher brand awareness and greater financial resources. Because the sales cycle for traditional retailers is generally longer (typically, approximately six months) than the sales cycle for companies engaged in e-commerce (typically, approximately three months), we believe that this increase in focus may cause the rate of our revenue growth to moderate from prior periods. In keeping with this increased focus and partially as a result of a general price increase that we effected in early 2000, approximately 25 customer contracts were terminated, either by us or by the customer, during the second quarter of 2000. Also as a result of this increased focus and general price increase, average revenue per customer increased to $31,500 for the second quarter of 2000 from $21,700 for the first quarter of 2000. Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

     OPERATING EXPENSES

     COST OF REVENUE consists of costs for direct customer support and auction site end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue increased to $1.2 million and $2.2 million for the three and six months ended June 30, 2000, respectively, from $89,000 and $136,000 for the three and six months ended June 30, 1999, respectively. As a percentage of revenue, cost of revenue decreased to 41.4% and 43.9% for the three and six months ended June 30, 2000, respectively, from 55.3% and 63.6% for the three and six months ended June 30, 1999, respectively. The increases of $1.2 million and $2.1 million for the three and six months ended June 30, 2000, respectively, compared to the same periods of last year resulted primarily from the continued development and expansion of our customer support and end-user customer service organizations and costs related to our U.S. data center, including depreciation of network equipment and fees paid for bandwidth and third-party network providers.

     Gross margin increased to 58.6% for the three months ended June 30, 2000 compared to 52.1% for the three months ended March 31, 2000. This increase was primarily attributable to an increase in revenue compared to fixed costs over such periods. The gross margins reported above are not necessarily indicative of gross margins for future periods. While we believe that gross margin is likely to increase during the next quarter, actual gross margins may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs, for example, the opening and expansion of offices and data centers in the U.K. and Australia.

     SALES AND MARKETING expenses were $7.2 million and $11.8 million for the three and six months ended June 30, 2000, respectively, an increase of $6.3 million and $10.8 million compared to sales and marketing expenses of $837,000 and $1.0 million, respectively, for the three and six months ended June 30, 1999. These increases are primarily due to an increase in salaries and related expenses resulting from an increase in the number of sales and marketing employees, an increase in fees paid to outside contract service providers and expanded marketing programs, including new online and print advertising and direct marketing campaigns launched in the second quarter of 2000. Sales and marketing expenses for the three and six months ended June 30, 2000 include $2.5 million and $5.0 million, respectively, for advertising services purchased from Excite, Inc. under the terms of our auction services agreement with Excite. We believe sales and marketing expenses will continue to increase in absolute dollars, although at a decreased rate from prior quarters, as we continue our sales and marketing efforts.

     DEVELOPMENT AND ENGINEERING expenses were $2.1 million and $3.9 million for the three and six months ended June 30, 2000, respectively, an increase of $1.7 million and $3.3 million compared to development and engineering expenses of $403,000 and $599,000, respectively, for the three and six months ended June 30, 1999. These increases are primarily due to an increase in salaries and related expenses resulting from an increase in the number of development and engineering employees. We believe development and engineering expenses will continue to increase in absolute dollars, although at a decreased rate from prior quarters, as we continue to enhance our systems and product functionality and expand our operations internationally.

     Our policy is to capitalize development and engineering costs associated with the design and implementation of our operating systems, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $146,000 and $309,000 in the three and six months ended June 30, 2000, respectively.

     GENERAL AND ADMINISTRATIVE expenses were $3.4 million and $6.1 million for the three and six months ended June 30, 2000, respectively, an increase of $3.0 million and $5.6 million compared to general and administrative expenses of $374,000 and $526,000, respectively, for the three and six months ended June 30, 1999. These increases are primarily due to an increase in salaries and related expenses resulting from an increase in the number of employees in our finance and accounting, human resources and legal departments, an increase in fees paid to outside contract service providers, depreciation on property and equipment, an adjustment for uncollectible accounts and increased facility costs related to the expansion of our corporate headquarters. We believe that general and administrative expenses will continue to increase in absolute dollars, although at a decreased rate from prior quarters, to support continued expansion of our operations.

     EQUITY RELATED CHARGES consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of our common stock on the grant date and (ii) the fair value of warrants issued to certain strategic customers and shares of our Series D convertible preferred stock issued to certain strategic customers at prices below fair value. At June 30, 2000, deferred stock compensation, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled $8.6 million, net of amortization of $3.0 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

     At June 30, 2000, other deferred equity related charges, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled $55.0 million, net of amortization of $10.7 million. This amount is being amortized ratably over the terms of the related agreements, from three to five years.

     INTEREST INCOME, NET

     Interest income, net, was $1.4 million and $1.8 million for the three and six months ended June 30, 2000, respectively, an increase of $1.3 million and $1.6 million compared to interest income, net, of $108,000 and $155,000, respectively, for the three and six months ended June 30, 1999. These increases are primarily the result of interest earned on cash, cash equivalents and investments, particularly interest earned on the net proceeds from the issuance of shares of our Series D convertible preferred stock in August and September 1999, combined with interest earned on the net proceeds from our initial public offering in March 2000.

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

     We defer recognition of revenue on our share of transaction fees under these agreements until Microsoft and Excite receive the minimum guaranteed revenue or until they fail to meet their performance targets. At June 30, 2000, we had deferred $89,000 of transaction fee revenue from Microsoft and Excite.

LIQUIDITY AND CAPITAL RESOURCES

     In March 2000, we completed the initial public offering of our common stock and realized net proceeds from the offering of $89.2 million. Prior to the offering, we had financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million. At June 30, 2000, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $91.7 million.

     Cash used in operating activities was $12.0 million for the six months ended June 30, 2000 and $1.5 million for the six months ended June 30, 1999. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, an increase in accounts receivable and prepaid expenses. These cash flows used in operating activities were partially offset by depreciation expense, amortization of deferred compensation and equity related charges, non-cash advertising expenses and, to a lesser extent, a net increase in deferred revenue and net current liabilities.

     Cash used in investing activities was $5.4 million for the six months ended June 30, 2000 and $1.0 million for the six months ended June 30, 1999. Net cash used in investing activities in each period primarily reflects purchases of property and equipment. During the three and six months ended June 30, 2000, we purchased computers and servers at a total cost of $3.1 million, to support the expansion of the FairMarket Network both domestically and internationally (including the opening of data centers in England and Australia) and to provide computers and equipment for new employees hired during that period, as well as furniture and fixtures and leasehold improvements at a total cost of $2.1 million in connection with the buildout and relocation of our corporate headquarters. We expect that our capital expenditures will continue to increase as we continue to expand our business internationally.

     Cash provided by financing activities was $94.2 million for the six months ended June 30, 2000 and $10.5 million for the six months ended June 30, 1999. Cash provided by financing activities for the six months ended June 30, 2000 includes proceeds of $89.2 million from the initial public offering of our common stock, net of expenses of $8.6 million related to the offering. In addition, in connection with the initial public offering, Excite paid the Company $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock for cash consideration of $17.5 million in the third quarter of 1999, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite. The cash consideration withheld has been recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheets. Cash provided by financing activities for the six months ended June 30, 1999 consists of the proceeds from private sales of shares of our convertible preferred stock.

     We expect our operating expenses to continue to increase for the foreseeable future and expect to fund these expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that the net proceeds from our initial public offering and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

     We consider all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. We invest our cash and cash equivalents in an overnight investment account, commercial paper and a money market account. We also invest our cash in marketable securities which are classified as available for sale. These securities are marked to market at each reporting date and any unrealized gain or loss is recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. We place our cash and temporary cash investments with financial institutions which management believes are of high credit quality.

     We have not invested in any financial instruments that expose us to material market risk.

YEAR 2000

     In connection with the change of the year to 2000, we tested the FairMarket Network and our service offerings and believe that they are year 2000 compliant. We also inquired of significant vendors of our internal systems as to their year 2000 readiness, and we also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, to date we have not experienced any year 2000 problems and our customers or vendors have not informed us of any material year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to respond to the problem. The costs incurred by us to date related to year 2000 compliance are not material, and we do not anticipate incurring additional material costs related to year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly do not believe that the adoption of SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," for fiscal year 2000.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June of 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fiscal quarter ending December 31, 2000. SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that we have recorded all transactions in accordance with SAB 101.

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

         - if we fail to attract and retain qualified sales, engineering and other personnel we may be unable to maintain and expand our business;

         - if we fail to attract and retain customers we may be unable to generate sufficient revenue to support our business; and

         - if we fail to raise additional capital if and when we need it we may be unable to develop or sustain our business.

    WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES.

     For the quarter ended June 30, 2000, we incurred a net loss of approximately $14.0 million, which represented approximately 463% of our revenue for the same period. As of June 30, 2000, we had an accumulated deficit of approximately $44.1 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings, technology and operating infrastructure and the marketing and promotion of our service offerings. Any such investment will depend on the availability of funds.

     WE EXPECT TO CONTINUE TO HAVE NEGATIVE OPERATING CASH FLOW WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH COULD BE DIFFICULT TO OBTAIN.

     We expect to continue to experience significant negative operating cash flows for the foreseeable future because we intend to continue hiring personnel and acquiring equipment in anticipation of earning revenues in future periods. We also expect that we will continue to incur significant expenditures in the further development of our service offerings, technology and operating infrastructure and the marketing and promotion of our service offerings. We expect that we will fund these expenditures primarily from available cash.

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

     WE MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

     The success of our business model depends in large part on our continued ability to increase the number of customers in the FairMarket Network. The market for our services may grow more slowly than anticipated or become saturated with competitors. Some potential customers may not want to join the FairMarket Network because they are concerned about the possibility of their products being listed together with their competitors' products. During the second quarter of 2000, we determined to increase our sales focus on larger traditional retailers with higher brand awareness and greater financial resources. Because the sales cycle for traditional retailers is generally longer (typically, approximately six months) than the sales cycle for companies engaged in e-commerce (typically, approximately three months), we believe that this increase in focus may cause the rate of our revenue growth to moderate from prior periods. If we cannot continue to bring new customers to the FairMarket Network or maintain our existing customer base, we may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain our business.

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

     WE MAY HAVE DIFFICULTY MANAGING THE EXPANSION OF OUR OPERATIONS.

     Through March 2000, we underwent rapid growth in the number of our employees and the scope of our operations and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities in both the United States and other geographic markets. Such expansion could place a significant strain on our senior management team and operational and financial resources. To manage the expected growth of our operations and personnel, we will need to:

         -        continue to upgrade our business processes and controls; and

         -        expand, train and manage our employee base.

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

     BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

     The U.S. market for e-commerce services is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition to competition from internally-developed solutions by individual organizations, our primary direct competitors are the following providers of hosted auction services: auctions.net, bid.com, Bidland, DealDeal.com and OpenSite. We also face competition for customers from third party providers in the following areas:

         - software and application service providers such as: Ariba, Auction Broker, Commerce One, Moai Technologies, OpenSite and TradingDynamics; and

         -        destination auction and auction aggregation sites such as:
                  Amazon.com, Andale, AuctionWatch.com, eBay, GoTo Auctions and Yahoo! Auctions.

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

     WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND INTO INTERNATIONAL MARKETS.

     A component of our strategy is to expand internationally by attracting customers outside the United States. To date, revenue under contracts with customers outside the United States has not been material. We believe that significant opportunities exist in international markets, and it is our intention to compete in these markets. Primary target markets include the United Kingdom, Western Europe and Asia Pacific. Expansion into international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. There can be no assurance that we will be successful in expanding into international markets.

     In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including, among others:

         -        different legal and regulatory requirements;

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

     OTHERS MAY ASSERT THAT OUR TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

     We believe that our technology does not infringe the proprietary rights of others. However, the e-commerce industry is characterized by the existence of a large number of patents and frequent claims and litigation based on allegations of patent infringement and violation of other intellectual property rights. As the e-commerce market and the functionality of products in the industry continues to grow and overlap, we believe that the possibility of an intellectual property claim against us will increase. For example, we may inadvertently infringe a patent of which we are unaware, or there may be patent applications now pending of which we are unaware which we may be infringing when they are issued in the future, or our service or systems may incorporate third party technologies that infringe the intellectual property rights of others. We have been and expect to continue to be subject to alleged infringement claims. The defense of any claims of infringement made against us by third parties, whether or not meritorious, could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

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

     OUR SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF OUR CUSTOMERS.

     Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of our services and our ability to attract and retain customers. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our service, or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. We currently maintain separate systems in the U.S., England and Australia. Any failure to expand or upgrade our systems could have a material adverse effect on our results of operations and financial condition by reducing or interrupting revenue flow and by limiting our ability to attract new customers. Any such failure could also have a material adverse effect on the business of our customers, which could damage our reputation and expose us to a risk of loss or litigation and potential liability. The majority of the server capacity of our systems in each of the countries named above is currently not utilized.

     A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS.

     Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose us to litigation and potential liability. In the past, we have discovered errors in software used in the FairMarket Network after its incorporation into the FairMarket Network. We cannot assure you that undetected errors or performance problems in our existing or future services will not be discovered or that known errors considered minor by us will not be considered serious by our customers. We have experienced periodic minor system interruptions, which may continue to occur from time to time. Most of our contracts provide for the payment or credit to the customer of specified money damages (based on the monthly service fee paid by the customer) if we are unable to maintain specified levels of service based on downtime of either their auction sites or our centralized auction service over a specified period, typically one month. As of June 30, 2000, the total dollar amount of our potential payment or credit obligations under these provisions if the service levels specified in all of those agreements were not met over the typical one month measurement period would constitute up to approximately 25% of total revenue for such month. In addition, certain of those contracts also provide the customer with the right to terminate the contract if we are unable to maintain a minimum specified level of service. The potential loss to us if those contracts were terminated would depend on the unexpired portion of the contract. As of June 30, 2000, aggregate revenue under the contracts containing those termination provisions was not material. Errors or defects in our technology would also damage our reputation which could reduce market acceptance of our services and lead to a loss of revenues.

     THE FUNCTIONING OF OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD BE DISRUPTED BY FACTORS OUTSIDE OUR CONTROL.

     Our success depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating our U.S. service is currently located at the facilities of NaviSite, Inc. in Andover, Massachusetts, and substantially all of our computer hardware for operating our Australia and U.K. services are located at third party hosting centers in those countries. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not currently have a backup system in place in any given country; however, any system we maintain in another country could temporarily be utilized as a backup system if a disaster should occur on any of our other systems. Despite any precautions we take or plan to take, the occurrence of a natural disaster or other unanticipated problems at any third party hosting facility could result in interruptions in our services. In addition, if any third party hosting service fails to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruption, interruptions in our service could result. Any damage to or failure of our systems could result in reductions in, or terminations of, our service, which could have a material adverse effect on our business, results of operations and financial condition.

     OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT OR RETAIN KEY
PERSONNEL.

     Our future success will depend, in part, on attracting and retaining qualified management, marketing and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. In particular, we face intense competition for qualified personnel in the areas of software development, network engineering, sales and product management. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand our operations.

     OUR BUSINESS MAY SUFFER IF AUCTION USERS DO NOT MAKE PAYMENTS OR DELIVER GOODS.

     Our future success will depend to some extent upon sellers on customer auction sites reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. Our customers have received in the past, and we anticipate that they will receive in the future, communications from sellers and buyers who did not receive the purchase price or the goods that were to have been exchanged. Neither we nor our customers have the ability to require end-users to make payments or deliver goods or otherwise make end-users whole. Our customers also periodically receive complaints from buyers as to the quality of the goods purchased. We estimate that approximately 2% of the emails sent by end-users to our auction site customer support center contain complaints related to these types of matters. We are unaware of any complaints that have materially impacted our customers' businesses in a detrimental manner. Neither we nor our customers have the ability to determine the level of such complaints that are made directly between buyers and sellers. We expect that both we and our customers will continue to receive requests from end-users requesting reimbursement or threatening legal action against either our customers or us if no reimbursement is made.

     WE MAY HAVE TO MONITOR OR CONTROL ACTIVITIES ON THE FAIRMARKET NETWORK.

     The law relating to the liability of providers of online services for the activities of users of their services is currently unsettled in the U.S. and in other countries. Our service automatically screens by key word all listings submitted by end-users for pornographic material. We also have notice and take-down procedures related to infringing and illegal goods. These procedures are not foolproof and goods that may be subject to regulation by U.S. local, state or federal authorities or local foreign authorities could be sold through our service. These goods include, for example, firearms, alcohol and tobacco. There can be no assurance that we will be able to prevent the unlawful exchange of goods on our service or that we will successfully avoid civil or criminal liability for unlawful activities carried out by users through our service. The potential imposition of liability for unlawful activities of end-users of our customers could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or to discontinue one or more of our service offerings. Any costs incurred as a result of such liability or asserted liability would harm our results of operations.

     FUTURE GOVERNMENT REGULATION OF AUCTIONS AND AUCTIONEERS MAY ADD TO OUR OPERATING COSTS.

     Numerous U.S. jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers, which were enacted for consumer protection many years ago. We believe that the U.S. laws and regulations do not apply to our online auction services. However, little precedent exists in this area, and one or more jurisdictions in the U.S. or in other countries in which we do business are attempting or may attempt to impose these laws and regulations to online auction providers and may attempt to impose these laws and regulations on our operations or the operations of our customers in the future. The states of New Hampshire, North Carolina, Pennsylvania and Tennessee are currently considering whether to apply their auctioneer regulations to online auctions, but no regulatory or legislative action has been taken to date. Illinois recently passed legislation which became effective in January 2000 and which by its terms applies to the conduct of all auctions, including auctions conducted over the Internet. The Illinois statute establishes a licensing requirement and provides for civil penalties and injunctive relief for its violation. This newly-passed legislation has not yet been subject to interpretation and its scope and applicability are therefore currently unclear. If, however, this new statute is interpreted to apply to us or to our customers, we and/or those of our customers to whom the statute applies would be required to obtain the necessary state license. This could adversely affect our ability to attract and retain customers, could adversely affect our results of operations by decreasing activity on our customers' auction sites and could subject us or our customers to fines if we or our customers are unable to obtain the required licenses. In addition, as the nature of the products listed by our customers or their end-users changes, we may become subject to new regulatory restrictions. If we do become subject to these laws and regulations in the future, it could adversely affect our ability to attract and retain customers and could adversely affect our results of operations by decreasing activity on our customers' auction sites.

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

     GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE OUR GROWTH OR ADD TO OUR OPERATING COSTS.

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' auction sites. We have adopted and are further refining our policies and practices to qualify for one or more of these safe harbors, but there can be no assurance that our efforts will be successful since the Digital Millennium Copyright Act has not been interpreted by the courts and its interpretation is therefore uncertain. Similarly, the recently enacted Online Services Act in Australia and the Internet Watch Foundation in the U.K. (a body funded by Internet service providers, the U.K. government and U.K. law enforcement agencies) provide or operate notice and take-down procedures with respect to certain types of content, but the extent, if any, to which those procedures provide a safe harbor is uncertain.

     In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The recently adopted European Union Directive on the Protection of Personal Data may affect our ability to expand into Europe if we or our customers do not afford adequate privacy to end-users of our customers' sites. Similar legislation has been proposed in Australia and such legislation, if adopted, may also have such an effect. We do not sell personal user information from our customers' auction sites. As between FairMarket and our customers, the auction sites, the personal user information belongs to the auction sites, not FairMarket, and each auction site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding the FairMarket Network, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, there can be no assurance that our customers' sites will be considered compliant.

     As online commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as pricing, content, user privacy, and quality of products and services. Any future regulation may have a negative impact on our business by restricting our methods of operation or imposing additional costs. Although many of these regulations may not apply to our business directly, we anticipate that laws regulating the solicitation, collection or processing of personal information could indirectly affect our business.

     Title V of the Telecommunications Act of 1996, known as the Communications Decency Act of 1996, prohibits the knowing transmission of any comment, request, suggestion, proposal, image or other communication that is obscene or pornographic to any recipient under the age of 18. The prohibition's scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act of 1996 have been held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in online commerce to liability, which could limit the growth of online commerce generally. Legislation like the Communications Decency Act could reduce the growth in Internet usage and decrease its acceptance as a communications and commerce medium.

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

     NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     In the U.S., we do not collect sales or other similar taxes on goods sold by customers and users through the FairMarket Network or service taxes on fees paid by end-users of our customers' auction sites. The Internet Tax Freedom Act of 1998, which expires on October 21, 2001, prohibits the imposition of taxes on electronic commerce by United States federal and state taxing authorities. However, after the expiration of the Internet Tax Freedom Act, one or more states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities. In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. We do not collect sales or other similar taxes on goods sold by customers and users through the FairMarket Network in Australia or the U.K. However, we are in the process of modifying our systems in each of those countries to enable value-added or goods and services taxes to be charged and collected with respect to auction site usage fees. A successful assertion by one or more states or any foreign country that we or our customers should collect sales or other taxes on the exchange of merchandise or, in the U.S., auction site usage fees or that we or our customers should collect Internet-based taxes could impair our revenue and our ability to acquire and retain customers.

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

     FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Sales of substantial amounts of our common stock in the public market, or the perception that a large number of shares are available for sale, could cause the market price of our common stock to decline. Substantially all of the shares held by persons who were stockholders immediately prior to our initial public offering are subject to a 180-day "lock-up" period that terminates in September 2000. Thereafter, the holders of those shares will in general be entitled to dispose of those shares. The shares beneficially owned by such stockholders and by holders of outstanding options and warrants to purchase our common stock, including our executive officers and directors, constitute approximately 82% of the outstanding shares of our common stock. Moreover, Deutsche Bank Securities Inc., the managing underwriter in our initial public offering, may, in its sole discretion and at any time without notice, release those holders from the sale restrictions on their shares. Any shares released from the lock-up agreements which are then sold into the public market could increase the perception that a larger number of shares are available for sale which could cause the market price of our common stock to decline. In July 2000, Deutsche Bank Securities Inc. agreed to release 25,000 shares (held by a former employee) from a lock-up agreement. We are unaware of any other plans for Deutsche Bank Securities Inc. to release any portion of the shares subject to lock-up agreements and we currently have no plans to register for resale any shares released from such lock-up agreements prior to the expiration of the 180-day lock-up period. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline would likely impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

     FOREIGN CURRENCY RISK

     International sales are made mostly from FairMarket's foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. FairMarket is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended June 30, 2000 was not significant.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) RECENT SALES OF UNREGISTERED SECURITIES

     On June 12, 2000, we filed a Registration Statement on Form S-8 with respect to the FairMarket, Inc. 2000 Stock Option and Incentive Plan (the "2000 Plan"), and on June 27, 2000 we filed a Registration Statement on Form S-8 with respect to the FairMarket, Inc. Amended and Restated 1997 Stock Option Plan and the FairMarket, Inc. 1999 Stock Option Plan (the "1997 and 1999 Plans"). During the period from April 1 through June 26, 2000, we issued a total of 150,412 shares of our common stock upon exercise by holders of stock options granted under the 1997 and 1999 Plans, at exercise prices ranging from $0.10 to $0.50 per share. During the period from April 1 through June 11, 2000, we granted options to purchase a total of 66,000 shares of our common stock under the 2000 Plan, at exercise prices ranging from $8.1875 to $8.75 per share. These issuances of securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation or as private placements under Section 4(2) of the Securities Act. All recipients either received adequate information about FairMarket or had access, through employment or other relationships, to such information.

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

     The offering commenced on March 14, 2000 and terminated on March 17, 2000 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $17.00 per share for an aggregate initial public offering price of $97,750,000 million.

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

     After deducting underwriting discounts and offering expenses, the estimated net proceeds to FairMarket from the offering were approximately $89.2 million. Substantially all of the net proceeds were held in a money market fund at June 30, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     27  Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FairMarket, Inc.


Date:  August 14, 2000                   By:  /s/   John Belchers
                                              ---------------------------------
                                              John Belchers,
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)