Form 10-Q
period 2000-09-30
FAIRMARKET INC
filed 2000-11-14
CIK 1053676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                             -----------------------

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


                  500 UNICORN PARK DRIVE, WOBURN, MA 01801-3341
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (781) 376-5600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 28,595,364.

================================================================================

                                FAIRMARKET, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                                                   Page
                                                                                                     ----

                  a)  Condensed Consolidated Balance Sheets
                      as of September 30, 2000 and December 31, 1999...............................    3

                  b)  Condensed Consolidated Statements of Operations
                      for the Three- and Nine-Month Periods Ended September 30, 2000 and 1999......    4

                  c)  Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 2000 and 1999........................    5

                  d)  Notes to Condensed Consolidated Financial Statements.........................    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................    9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................   23


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................   24

         Item 2.  Changes in Securities and Use of Proceeds........................................   24

         Item 3.  Defaults upon Senior Securities..................................................   24

         Item 4.  Submission of Matters to a Vote of Security Holders..............................   24

         Item 5.  Other Information................................................................   24

         Item 6.  Exhibits and Reports on Form 8-K.................................................   24


SIGNATURE..........................................................................................   25


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FAIRMARKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------
(In Thousands)

                                                             September 30,       December 31,
                                                                 2000               1999
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                 $  57,321           $  11,060
    Marketable securities                                        26,696               2,019
    Restricted cash                                               1,800               1,800
    Accounts receivable, net                                      1,542                 878
    Prepaid expenses and other current assets                     1,055                 237
---------------------------------------------------------------------------------------------

       Total current assets                                      88,414              15,994
Property and equipment, net                                       9,321               4,077
---------------------------------------------------------------------------------------------

       Total assets                                           $  97,735           $  20,071
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $     527           $   1,431
    Accrued expenses                                              2,692               1,663
    Deferred revenue                                              1,069                 595
    Other current liabilities                                        30                  --
    Current portion of long-term lease obligation                   192                  --
---------------------------------------------------------------------------------------------

       Total current liabilities                                  4,510               3,689
---------------------------------------------------------------------------------------------

Long-term lease obligation                                          284                  --
---------------------------------------------------------------------------------------------

       Total liabilities                                          4,794               3,689
---------------------------------------------------------------------------------------------

Series D convertible preferred stock                                 --              17,500
Stockholders' equity:
    Series A convertible preferred stock                             --                 498
    Series B convertible preferred stock                             --               2,083
    Series C convertible preferred stock                             --              10,527
    Series D convertible preferred stock                             --              39,470
    Common stock                                                     29                   5
    Additional paid-in capital                                  211,211              40,136
    Deferred compensation and equity related charges            (58,858)            (60,026)
    Stock subscription receivable                                (2,500)            (15,312)
    Accumulated other comprehensive loss                            (45)                 --
    Accumulated deficit                                         (56,896)            (18,499)
---------------------------------------------------------------------------------------------

    Total stockholders' equity                                   92,941              (1,118)
---------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                $  97,735           $  20,071
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


--------------------------------------------------------------------------------

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                                2000               1999               2000               1999
-------------------------------------------------------------------------------------------------------------------------------

Revenue                                                       $  3,562           $    657           $  8,583           $    871
Operating expenses:
  Cost of revenue (exclusive of equity related charges
    of $20 and $141 in 2000 and $14 and $18 in 1999,
    for the three- and nine-month periods,
    respectively)                                                1,346                286              3,554                422
  Sales and marketing (exclusive of equity related
    charges of $4,257 and $11,642 in 2000 and $885
    and $907 in 1999, for the three- and nine-month
    periods, respectively)                                       6,198              2,095             18,042              3,144
  Development and engineering (exclusive of equity
    related charges of $85 and $566 in 2000 and $65
    and $83 in 1999, for the three- and nine-month
    periods, respectively)                                       2,704                666              6,627              1,265
  General and administrative (exclusive of equity
    related charges of $(4) and $325 in 2000 and $23
    and $29 in 1999, for the three- and nine-month
    periods, respectively)                                       3,240                532              9,331              1,058
  Equity related charges                                         4,358                987             12,674              1,037
-------------------------------------------------------------------------------------------------------------------------------

  Total operating expenses                                      17,846              4,566             50,228              6,926
-------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                           (14,284)            (3,909)           (41,645)            (6,055)
Interest income, net                                             1,449                124              3,248                279
-------------------------------------------------------------------------------------------------------------------------------

Net loss                                                      $(12,835)          $ (3,785)          $(38,397)          $ (5,776)
===============================================================================================================================

Basic and diluted net loss per share                          $  (0.45)          $  (0.75)          $  (1.73)          $  (1.16)
===============================================================================================================================

Shares used to compute basic and diluted
  net loss per share                                            28,429              5,035             22,158              4,970


     See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------
(In thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           2000               1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $(38,397)          $ (5,776)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                           1,873                197
     Reserve for uncollectible accounts                                                       471                 52
     Value of stock issued for services                                                        --                  6
     Non-cash advertising expense                                                           7,812                 --
     Amortization of deferred compensation and equity related charges                      12,674              1,037
   Changes in operating assets and liabilities:
     Accounts receivable                                                                   (1,135)              (611)
     Prepaid expenses and other assets                                                       (818)              (238)
     Accounts payable                                                                        (904)               288
     Accrued expenses                                                                       1,059                899
     Deferred revenue                                                                         474                252
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                     (16,891)            (3,894)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                     (6,642)            (2,338)
   Purchase of marketable securities                                                      (26,696)                --
   Proceeds from maturity of marketable securities                                          2,019                 --
--------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                     (31,319)            (2,338)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of issuance costs                           89,516                 51
   Proceeds from issuance of Series C convertible preferred stock, net of
     issuance costs                                                                            --             10,527
   Proceeds from issuance of Series D convertible preferred stock, net of
     issuance costs                                                                            --             13,970
   Collection of subscription receivable                                                    5,000                 --
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                  94,516             24,548
--------------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rates on cash and equivalents                                      (45)                --
--------------------------------------------------------------------------------------------------------------------

Net change in cash and equivalents                                                         46,261             18,316
Cash and equivalents, beginning of period                                                  11,060                539
--------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                                      $ 57,321           $ 18,855
====================================================================================================================

Supplemental schedule of cash flow information:
   Non-cash investing activity:
     Leased asset additions and related obligations                                      $    475                 --
   Non-cash financing activity:
     Issuance of warrants to non-employees recorded as a deferred charge                       --           $ 29,711
     Issuance of Series D convertible preferred stock below fair value recorded
       as a deferred charge                                                                    --           $ 38,500
     Conversion of preferred stock to common stock                                       $ 70,078                 --

     See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

FAIRMARKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements of FairMarket, Inc. ("FairMarket" or the "Company") are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 1999. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which are contained in FairMarket's final prospectus dated March 14, 2000, filed with the Securities and Exchange Commission. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited and The FairMarket Network Pty Ltd. All intercompany transactions and balances have been eliminated in consolidation.

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

     In connection with the initial public offering, Excite, Inc. paid the Company $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of the Company's Series D convertible preferred stock for cash consideration of $17.5 million, which payment was withheld as a prepayment against the Company's obligation to purchase advertising from Excite. The cash consideration withheld has been recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheets. At September 30, 2000, the balance of the subscription receivable was $2.5 million.

     DEFERRED COMPENSATION AND EQUITY RELATED CHARGES

     Equity related charges consist of the amortization of (1) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (2) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value. At December 31, 1999, deferred stock compensation, which is a component of deferred compensation and equity related charges, totaled approximately $8.5 million, net of amortization of approximately $1.6 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. In the first quarter of 2000, the Company recorded an additional $1.5 million of deferred stock compensation for stock options granted to employees during the quarter which were determined to be below fair value, net of canceled stock grants valued at approximately $1.2 million. For the three and nine months ended September 30, 2000, related expense recognized was $596,000 and $2.0 million, respectively. At September 30, 2000, deferred stock compensation was $7.6 million, net of amortization of approximately $3.5 million and canceled stock grants valued at approximately $1.7 million.

     At December 31, 1999, other deferred equity related charges, which is a component of stockholders' equity, totaled approximately $51.5 million, net of amortization of approximately $3.7 million. Included in other deferred equity related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc., which converted into shares of the Company's common stock upon the Company's initial public offering, and which the Company has the right to repurchase for up to one year if Excite terminates their Auction Services Agreement with


--------------------------------------------------------------------------------
the Company. The Company recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of the Company's initial public offering and the Company recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of the contract. The balance of deferred equity related charges is being amortized ratably over the terms of the related agreements, from three to five years. For the three and nine months ended September 30, 2000, related expense recognized was $3.8 million and $10.7 million, respectively.

NET LOSS PER SHARE

     Basic net loss per common share ("EPS") excludes potentially dilutive securities and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed conversion of preferred stock and the assumed exercises of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three and nine months ended September 30, 2000 and 1999, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive.

     Certain securities were not included in the computation of diluted earnings per share for the quarters ended September 30, 2000 and 1999, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 5,684,084 shares of common stock with purchase prices of $0.10 to $17.00 per share at September 30, 2000 and options to purchase 3,226,062 shares of common stock with purchase prices of $0.10 to $3.00 per share at September 30, 1999; (ii) 16,312,885 shares of preferred stock convertible into 16,312,885 shares of common stock September 30, 1999; and (iii) warrants to purchase 5,095,000 shares of common stock with a purchase price of $1.71 per share at September 30, 2000 and 1999.

     Pro forma basic and diluted net loss per share are calculated assuming the conversion of all outstanding shares of preferred stock into common stock as if the shares had converted as of the date of issuance.

     The following is a calculation of pro forma net loss per share:

PRO FORMA NET LOSS PER SHARE
--------------------------------------------------------------------------------
(In thousands, except loss per share)

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                         2000            1999            2000            1999
-------------------------------------------------------------------------------------------------------------------------------

Net loss                                                               $(12,835)       $ (3,785)       $(38,397)       $ (5,776)
===============================================================================================================================

Shares used in computing pro forma basic and diluted net
  loss per share:
    Weighted average number of common shares outstanding                 28,429           5,035          22,158           4,970
    Weighted average impact of assumed conversion of
      preferred stock to common stock as of the date of issuance             --          11,519           4,346           8,510
-------------------------------------------------------------------------------------------------------------------------------
Shares used in computing pro forma basic and diluted net
  loss per share                                                         28,429          16,554          26,504          13,480
===============================================================================================================================

Pro forma basic and diluted net loss per share                         $  (0.45)       $  (0.23)       $  (1.45)       $  (0.43)
===============================================================================================================================


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


--------------------------------------------------------------------------------

COMPREHENSIVE LOSS

     For the three and nine months ended September 30, 2000 and 1999, total comprehensive loss was as follows:

COMPREHENSIVE LOSS
--------------------------------------------------------------------------------
(In thousands)

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                        2000               1999               2000               1999
-----------------------------------------------------------------------------------------------------------------------

Net loss                                              $(12,835)          $ (3,785)          $(38,397)          $ (5,776)
Changes in other comprehensive loss:
    Foreign currency translation adjustments                (5)                --                (45)                --
-----------------------------------------------------------------------------------------------------------------------

Total comprehensive loss                              $(12,840)          $ (3,785)          $(38,442)          $ (5,776)
=======================================================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. The Company will adopt SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 is not expected to have a material impact on the Company's consolidated financial statements.

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

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees." This Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company has adopted FIN 44 and there was no impact on its financial position and results of operations.

SUBSEQUENT EVENTS

     On October 18, 2000, as part of the Company's plan to implement cost-cutting measures, the Company eliminated 35 positions at its Massachusetts facility, representing 15% of its total employee base. The Company anticipates that it will have paid substantially all expenses related to this workforce reduction (including severance expenses) by the end of the fourth quarter of 2000. The Company expects to recognize a charge of approximately $550,000 to $650,000 in the fourth quarter of 2000 for the costs related to the workforce reduction.


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

OVERVIEW

     FairMarket is a leading provider of outsourced, online, distributed selling solutions, including hosted auction, falling price, fixed price and shopping-by-request services. We help businesses generate online revenue by expanding e-commerce functionality and strengthening brand. Our solutions are targeted at the following major customer segments: retailers, web communities, and manufacturers and wholesalers in the business-to-consumer, consumer-to-consumer and business-to-business market segments.

     Our primary service offering is an outsourced, networked online auction solution, whereby we develop, host and maintain private-label online auction sites for businesses that desire to develop or enhance their Internet marketplaces. We host these commerce sites on our central operating systems, which gives us the ability to aggregate listings of goods and services available for sale on each of our customers' commerce sites and make those listings available for display and sale on commerce sites of other FairMarket customers. We refer to this network of customer auction sites as the FairMarket Network(sm).

     We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings. We recently introduced new integration capabilities, a shopping cart feature, and support for wireless and multimedia technology. Our most recent release included four new application programming interfaces (APIs), three of which are XML-based, leveraging the platform-independence of XML to facilitate deeper integration with our customers' backend systems. Our integration suite enables customers to create a unified end-user experience and simplifies the process to upload product catalogs, process orders and generate reports. The new product release also allows our customers to deploy sites that provide access to bidding status using wireless devices. Our new gallery, or shop-by-picture, feature is designed to make it easier and faster for buyers to purchase items by enabling our customers to provide online graphical catalogs for their auction, falling price and fixed price ecommerce sites. We have also announced plans to form a professional services organization during the fourth quarter of 2000 as part of our efforts to increase the range of the services we provide to our customers and increase the adoption of our solutions by larger companies.

     We intend to continue to invest in the further development of our service offerings and technology, in the marketing and promotion of our service offerings, and in our services organization. While it is our stated goal to increase revenue for the year 2001 by 75% to 100% compared to total revenue for the year 2000 and to achieve operating cash flow break-even during the first quarter of 2002, we expect to continue to incur substantial operating losses and significant negative operating cash flows for the fourth quarter of 2000, which we expect will decrease during 2001.

     FairMarket was formed in February 1997. From our inception through May 1998, we devoted substantially all of our efforts to our initial business model of matching buyers and sellers of computer products and peripherals utilizing our own Internet auction web site. In December 1998, we began to execute our current business model involving the offering of outsourced, private-label auction solutions as described above. From December 31, 1998 to December 31, 1999, our employee base grew from 11 to 139 employees, and subsequently grew to 241 employees at September 30, 2000, with most of that growth having occurred in the first quarter of 2000.

     On October 18, 2000, as part of our plan to implement cost-cutting measures, we eliminated 35 positions at our Massachusetts facility, representing 15% of our total employee base. On October 18, 2000, after giving effect to this workforce reduction, we had 197 employees worldwide. We anticipate that we will have paid substantially all expenses related to this workforce reduction (including severance expenses) by the end of the fourth quarter of 2000. We expect to recognize a charge of approximately $550,000 to $650,000 in the fourth quarter of 2000 for the costs


--------------------------------------------------------------------------------
related to the workforce reduction. This workforce reduction required the dedication of management and other resources that temporarily detracted from attention to the daily business of the Company and may have caused a disruption of our business activities, which in turn may have an adverse effect on our operating results for the fourth quarter of 2000. We experienced some attrition prior to the workforce reduction and believe that we may experience additional attrition during the remainder of 2000 as a result of the workforce reduction. Our ability to maintain or increase revenue will depend in part upon our ability to hire, retain and train qualified personnel.

     During the first six months of 2000, we expanded our international operations by opening a full-service office in London, England, opening an office in Australia and forming UK and Australia subsidiaries. In June 2000, we announced the launch of the FairMarket Network UK. We anticipate that we will expand our European operations to Germany by the end of 2000. While we may expand our operations to serve other English-speaking countries from our existing systems, we do not currently intend to expand into other non-English speaking countries in the near future. Expansion into international markets requires significant management, financial, development, sales, marketing and other resources. In addition, there are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices.

     Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance. Period-to-period comparisons of operating results should not be relied upon as an assurance of future operating results.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

     For the three and nine months ended September 30, 2000, our net loss was $12.8 million, or $0.45 per share, and $38.4 million, or $1.73 per share, respectively, an increase of $9.0 million and $32.6 million compared to our net loss of $3.8 million, or $0.75 per share, and $5.8 million, or $1.16 per share, respectively, for the three and nine months ended September 30, 1999. On a pro forma basis, which assumes the conversion of all outstanding shares of preferred stock into common stock as if the shares had converted as of the date of issuance, our net loss was $0.45 per share and $1.45 per share for the three and nine months ended September 30, 2000, respectively, compared to a net loss of $0.23 per share and $0.43 per share, respectively, for the three and nine months ended September 30, 1999. The increase in net loss for the three and nine months ended September 30, 2000 compared to the same periods last year is primarily due to an increase in total operating expenses of $13.3 million and $43.3 million, respectively, partially offset by an increase in revenue of $2.9 million and $7.7 million and an increase in interest income, net, of $1.3 million and $3.0 million, respectively. We believe that our net loss for the fourth quarter of 2000 will decrease compared to the third quarter of 2000 as a result of the workforce reduction described above.

     REVENUE

     Total revenue was $3.6 million and $8.6 million for the three and nine months ended September 30, 2000, respectively, an increase of $2.9 million and $7.7 million compared to total revenue of $657,000 and $871,000, respectively, for the three and nine months ended September 30, 1999. The increase in revenue for the three- and nine-month periods compared to the prior year periods is primarily due to an increase in monthly service revenue generated from new customers added during 1999 and the first nine months of 2000. We ended the first nine months of 2000 with 95 customers, a net increase of 20 customers from 75 customers at September 30, 1999.

     The one-time set-up fees we charge for the implementation of our customers' auction sites are deferred and recorded as revenue over the expected term of the related contracts. At September 30, 2000, there was $667,000 of deferred revenue relating to set-up fees.

     During the second quarter of 2000, we determined to increase our sales focus on larger retailers with higher brand awareness and greater financial resources. Because the sales cycle for larger retailers is generally longer (typically, approximately six months) than the sales cycle for companies engaged purely in e-commerce (typically, approximately three months), and because the implementation period for larger retailers tends to be longer than our standard 30-day implementation period, we believe that this increase in focus has caused the rate of our revenue growth to moderate from prior periods. In keeping with this increased focus and partially as a result of a general price increase that we effected in early 2000, approximately 33 customer contracts were terminated, either by us or by the customer, during the second and third quarters of 2000, with most of those terminations occurring during the second quarter. Also as a result of this increased focus and general price increase, average revenue per customer increased to $37,500 for the third quarter of 2000 from $31,500 for the second quarter of 2000 and $21,700 for the first quarter of 2000. We believe that revenue for the fourth quarter of 2000 will remain relatively constant compared to the third quarter of 2000, primarily as a result of the longer implementation cycle required for larger retail customers and possibly in


--------------------------------------------------------------------------------
part as a result of the detraction of management resources from our operations that resulted from the workforce reduction described above.

     Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

     OPERATING EXPENSES

     COST OF REVENUE consists of costs for direct customer support and auction site end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue increased to $1.3 million and $3.6 million for the three and nine months ended September 30, 2000, respectively, from $286,000 and $422,000 for the three and nine months ended September 30, 1999, respectively. As a percentage of revenue, cost of revenue decreased to 37.8% and 41.4% for the three and nine months ended September 30, 2000, respectively, from 43.5% and 48.5% for the three and nine months ended September 30, 1999, respectively. The increases of $1.1 million and $3.1 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods of last year resulted primarily from the continued development and expansion of our customer support and end-user customer service organizations and costs related to our U.S. and international data centers, including depreciation of network equipment and fees paid for bandwidth and third-party network providers.

     Gross margin increased to 62.2% for the three months ended September 30, 2000 compared to 58.6% for the three months ended June 30, 2000 and 52.1% for the three months ended March 31, 2000. This increase was primarily attributable to an increase in revenue compared to fixed costs over such periods. The gross margins reported above are not necessarily indicative of gross margins for future periods. We believe that gross margin may increase slightly for the fourth quarter of 2000. Actual gross margins may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs.

     SALES AND MARKETING expenses were $6.2 million and $18.0 million for the three and nine months ended September 30, 2000, respectively, an increase of $4.1 million and $14.9 million compared to sales and marketing expenses of $2.1 million and $3.1 million, respectively, for the three and nine months ended September 30, 1999. These increases are primarily due to an increase in salaries and related expenses resulting from an increase in the number of sales and marketing employees over those periods, an increase in fees paid to outside contract service providers and expanded marketing programs, including new online and print advertising and direct marketing campaigns launched in the second quarter of 2000 and carried over into the beginning of the third quarter of 2000. Sales and marketing expenses for the three and nine months ended September 30, 2000 include $2.5 million and $7.5 million, respectively, for advertising services purchased from Excite, Inc. under the terms of our auction services agreement with Excite. We believe that sales and marketing expenses will decrease in absolute dollars in the fourth quarter of 2000 compared to the third quarter of 2000 as a result of the workforce reduction described above, and thereafter remain relatively constant during 2001.

     DEVELOPMENT AND ENGINEERING expenses were $2.7 million and $6.6 million for the three and nine months ended September 30, 2000, respectively, an increase of $2.0 million and $5.3 million compared to development and engineering expenses of $666,000 and $1.3 million, respectively, for the three and nine months ended September 30, 1999. These increases are primarily due to an increase in salaries and related expenses resulting from an increase in the number of development and engineering employees over those periods. We believe that development and engineering expenses will decrease in absolute dollars in the fourth quarter of 2000 compared to the third quarter of 2000 as a result of the workforce reduction described above, and thereafter remain relatively constant during 2001.

     Our policy is to capitalize development and engineering costs associated with the design and implementation of our operating systems, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $309,000 for the nine months ended September 30, 2000.

     GENERAL AND ADMINISTRATIVE expenses were $3.2 million and $9.3 million for the three and nine months ended September 30, 2000, respectively, an increase of $2.7 million and $8.2 million compared to general and administrative expenses of $532,000 and $1.1 million, respectively, for the three and nine months ended September 30, 1999. These increases are primarily due to an increase in salaries and related expenses resulting from an increase in the number of employees in our finance and accounting, human resources and legal departments over those periods, an increase in fees paid to outside contract service providers, depreciation on property and equipment, an adjustment for uncollectible accounts in the second and third quarters of 2000 and increased facility costs related to


--------------------------------------------------------------------------------
the expansion of our corporate headquarters in the first quarter of 2000. We believe that general and administrative expenses may decrease slightly in absolute dollars in the fourth quarter of 2000 compared to the third quarter of 2000 as a result of the workforce reduction described above, and thereafter may continue to gradually decrease during 2001.

     EQUITY RELATED CHARGES consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of our common stock on the grant date and (ii) the fair value of warrants issued to certain strategic customers and shares of our Series D convertible preferred stock issued to certain strategic customers at prices below fair value. At September 30, 2000, deferred stock compensation, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled $7.6 million, net of amortization of $3.5 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

     At September 30, 2000, other deferred equity related charges, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled $51.3 million, net of amortization of $14.4 million. This amount is being amortized ratably over the terms of the related agreements, from three to five years.

     INTEREST INCOME, NET

     Interest income, net, was $1.4 million and $3.2 million for the three and nine months ended September 30, 2000, respectively, an increase of $1.3 million and $3.0 million compared to interest income, net, of $124,000 and $279,000, respectively, for the three and nine months ended September 30, 1999. These increases are primarily the result of interest earned on cash, cash equivalents and investments, particularly interest earned on the net proceeds from the issuance of shares of our Series D convertible preferred stock in August and September 1999, combined with interest earned on the net proceeds from our initial public offering in March 2000.

MICROSOFT AND EXCITE CONTRACTS

     Our auction services agreements with Microsoft and Excite provide that, if these companies drive more than a specified number of Internet users to the FairMarket Network through their Internet portal sites, we will guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by the companies. If Microsoft and/or Excite meet their minimum annual traffic guarantees but such increase in traffic does not produce sufficient revenue to meet the minimum guaranteed revenue, we will have a financial obligation to Microsoft and/or Excite. This obligation will be an amount equal to the difference between the minimum guaranteed payment and their portion of fees actually collected. Our agreement with Microsoft provides for minimum guaranteed revenue of $5.0 million, $10.0 million, $10.0 million, $15.0 million and $20.0 million for the first, second, third, fourth and fifth contract years, respectively. Our agreement with Excite provides for minimum guaranteed revenue of $800,000, $2.1 million, $4.6 million, $7.0 million and $8.4 million for the first, second, third, fourth and fifth contract years, respectively. Neither Microsoft nor Excite met their minimum annual traffic guarantees for the first contract year and therefore no payments were required. While we do not expect that we will be required to make any payments under these minimum guaranteed revenue provisions for the second contract year of either agreement based on results of the first contract year, any payments we have to make to satisfy the minimum guaranteed revenue levels under these agreements could have a material adverse effect on our business, financial condition and results of operations.

     We defer recognition of revenue on our share of transaction fees under these agreements until Microsoft and Excite receive the minimum guaranteed revenue or until they fail to meet their performance targets. During the quarter ended September 30, 2000, we recognized revenue deferred during the first contract year which totaled approximately $112,000. At September 30, 2000, we had deferred $2,000 of transaction fee revenue from Microsoft and Excite.

LIQUIDITY AND CAPITAL RESOURCES

     In March 2000, we completed the initial public offering of our common stock and realized net proceeds from the offering of $89.2 million. Prior to the offering, we had financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million. At September 30, 2000, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $85.8 million.

     Cash used in operating activities was $16.9 million for the nine months ended September 30, 2000 and $3.9 million for the nine months ended September 30, 1999. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, an increase in accounts receivable and prepaid expenses. These


--------------------------------------------------------------------------------
cash flows used in operating activities were partially offset by depreciation expense, amortization of deferred compensation and equity related charges, non-cash advertising expenses and, to a lesser extent, a net increase in deferred revenue and net current liabilities.

     Cash used in investing activities was $31.3 million for the nine months ended September 30, 2000 and $2.3 million for the nine months ended September 30, 1999. Net cash used in investing activities for the nine months ended September 30, 2000 includes $24.7 million for the purchase of marketable securities, net, and $6.6 million for the purchase of property and equipment, net of capital lease obligations of $476,000. For the nine months ended September 30, 1999, net cash used in investing activities of $2.3 million was for the purchases of property and equipment. During the nine months ended September 30, 2000, we purchased computers and servers at a total cost of $5.0 million, to support the expansion of the FairMarket Network both domestically and internationally (including the opening of data centers in England and Australia) and to provide computers and equipment for new employees, as well as furniture and fixtures and leasehold improvements at a total cost of $2.2 million primarily in connection with the buildout and relocation of our corporate headquarters during the first quarter of 2000. We expect that our capital expenditures will continue to increase as we continue to expand our operations in the UK and Australia and establish operations in Germany.

     Cash provided by financing activities was $94.5 million for the nine months ended September 30, 2000 and $24.5 million for the nine months ended September 30, 1999. Cash provided by financing activities for the nine months ended September 30, 2000 includes proceeds of $89.2 million from the initial public offering of our common stock, net of expenses of $8.6 million related to the offering. In addition, in connection with the initial public offering, Excite paid the Company $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock for cash consideration of $17.5 million in the third quarter of 1999, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite. The cash consideration withheld has been recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheets. Cash provided by financing activities for the nine months ended September 30, 1999 consists of the proceeds from private sales of shares of our convertible preferred stock.

     We expect our operating expenses, in absolute dollars, to decrease in the fourth quarter of 2000 and thereafter to remain relatively constant during 2001, and expect to fund these expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that the net proceeds from our initial public offering and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. We will adopt SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 is not expected to have a material impact on our consolidated financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fiscal quarter ending December 31, 2000. SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that we have recorded all transactions in accordance with SAB 101.


--------------------------------------------------------------------------------

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides guidance for issues that have arisen in applying APB No. 25, " Accounting for Stock Issued to Employees." This Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. We have adopted FIN 44 and there was no impact on our financial position and results of operations.

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

     - if we fail to maintain and upgrade our service offerings and technology to keep pace with the rapidly growing Internet market we serve we may be unable to compete effectively; and

     - if we fail to raise additional capital if and when we need it we may be unable to develop or sustain our business.

     WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES IN THE NEAR FUTURE.

     For the quarter ended September 30, 2000, we incurred a net loss of approximately $12.8 million, which represented approximately 360% of our revenue for the same period. As of September 30, 2000, we had an accumulated deficit of approximately $56.9 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve operating cash flow breakeven during the first quarter of 2002, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology, in the marketing and promotion of our service offerings and in our services organization. Any such investment will depend on the availability of funds.

     WE EXPECT TO CONTINUE TO HAVE NEGATIVE OPERATING CASH FLOW IN THE NEAR FUTURE WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH COULD BE DIFFICULT TO OBTAIN.

     We expect to continue to experience significant negative operating cash flows for the foreseeable future because we intend to continue to make significant investments in the further development of our service offerings and technology, in the marketing and promotion of our service offerings and in our services organization. We expect that we will fund these expenditures primarily from available cash.

     We believe that, with the proceeds of our March 2000 initial public offering, we have sufficient capital to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. While it is our goal to achieve operating cash flow breakeven during the first quarter of 2002, we cannot assure you that we will meet that goal or achieve profitable operations. Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements. We may not be able to find additional financing, if required, on favorable terms or at all.

     WE MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

     The success of our business model depends in large part on our continued ability to increase our number of customers. The market for our services may grow more slowly than anticipated or


--------------------------------------------------------------------------------
become saturated with competitors, many of which may offer lower prices or broader distribution. Some potential customers may not want to join the FairMarket Network because they are concerned about the possibility of their products being listed together with their competitors' products. During the second quarter of 2000, we determined to increase our sales focus on larger retailers with higher brand awareness and greater financial resources. If we cannot continue to bring new customers to the FairMarket Network or maintain our existing customer base, we may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain our business.

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

     BUYERS AND SELLERS MIGHT NOT ADOPT ONLINE AUCTIONS OR OTHER ONLINE DYNAMIC PRICING SOLUTIONS AS A MEANS FOR BUYING AND SELLING GOODS AND SERVICES.

     Online auctions and other dynamic pricing solutions are relatively new methods of buying and selling that market participants may not adopt at levels sufficient to sustain our business. Traditional purchasing is often based on long-standing relationships or familiarity with sellers. For online auction and other dynamic pricing solutions to succeed, buyers and sellers must adopt new purchasing practices. Buyers must be willing to rely less upon traditional relationships in making purchasing decisions, and merchants and Internet communities must be willing to offer products for sale through online auctions and other dynamic pricing solutions. We cannot assure you that buyers, merchants or Internet communities will choose to utilize online dynamic pricing solutions at levels sufficient to sustain our business.

     BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

     The U.S. market for e-commerce services is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition to competition from internally-developed solutions by individual organizations, our primary direct competitors are the following providers of hosted auction services: bid.com, Bidland, DealDeal.com and Siebel Systems/OpenSite. We also face competition for customers from third party providers in the following areas:

     - software and application service providers such as: Ariba, Auction Broker, Commerce One, Moai Technologies and Siebel Systems/OpenSite; and

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


--------------------------------------------------------------------------------

     OUR RECENT WORKFORCE REDUCTION AND CHANGES IN MANAGEMENT MAY IMPACT OUR ABILITY TO ATTRACT OR RETAIN KEY PERSONNEL.

     Our future success will depend, in part, on attracting and retaining qualified management, marketing and technical personnel. In October 2000, we implemented a workforce reduction in which we eliminated 35 positions. We experienced some attrition in personnel prior to the workforce reduction and believe that we may experience additional attrition during the remainder of 2000 as a result of the workforce reduction.

     Furthermore, in September 2000, our Board of Directors elected Eileen Rudden to serve as President and Chief Executive Officer, replacing Scott Randall, who continues to serve as Chairman of the Company. Also in September 2000, our Vice President of Sales for North America resigned from the Company and was shortly replaced by our then President of International, who assumed the additional position of Vice President of Worldwide Sales. In October 2000, our Chief Financial Officer resigned from the Company. We have hired an interim CFO and are conducting a search for a permanent replacement.

     We do not know whether we will be successful in hiring or retaining qualified personnel in the future. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand our operations.

     WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND IN INTERNATIONAL MARKETS.

     A component of our strategy is to expand internationally by attracting customers outside the United States. Year to date, revenue under contracts with customers outside the United States has not been material. We believe that significant opportunities exist in international markets, and it is our intention to compete in certain of these markets. Primary target markets include the United Kingdom, Germany and Australia, and we may expand our operations to serve other English-speaking countries from our existing systems. Expansion in our existing international markets and into new international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. There can be no assurance that we will be successful in expanding in international markets.

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


--------------------------------------------------------------------------------

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

     OUR SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF OUR CUSTOMERS.

     Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of our services and our ability to attract and retain customers. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our service, or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. We currently maintain separate systems in the U.S., England and Australia. Any failure to expand or upgrade our systems could have a material adverse effect on our results of operations and financial condition by reducing or interrupting revenue flow and by limiting our ability to attract new customers. Any such failure could also have a material adverse effect on the business of our customers, which could damage our reputation and expose us to a risk of loss or


--------------------------------------------------------------------------------
litigation and potential liability. The majority of the server capacity of our systems in each of the countries named above is currently not utilized.

     A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS.

     Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose us to litigation and potential liability. In the past, we have discovered errors in software used in the FairMarket Network after its incorporation into the FairMarket Network. We cannot assure you that undetected errors or performance problems in our existing or future services will not be discovered or that known errors considered minor by us will not be considered serious by our customers. We have experienced periodic minor system interruptions, which may continue to occur from time to time. Most of our contracts provide for the payment or credit to the customer of specified money damages (based on the monthly service fee paid by the customer) if we are unable to maintain specified levels of service based on downtime of either their auction sites or our centralized auction service over a specified period, typically one month. The total dollar amount of our potential payment or credit obligations under these provisions if the service levels specified in all of those agreements were not met over the typical one month measurement period could be material. In addition, certain of our contracts also provide the customer with the right to terminate the contract if we are unable to maintain a minimum specified level of service. Performance problems in our technology could also damage our reputation which could reduce market acceptance of our services and lead to a loss of revenues.

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


--------------------------------------------------------------------------------
local, state or federal authorities or local foreign authorities could be sold through our service. These goods include, for example, firearms, alcohol and tobacco. There can be no assurance that we will be able to prevent the unlawful exchange of goods on our service or that we will successfully avoid civil or criminal liability for unlawful activities carried out by users through our service. The potential imposition of liability for unlawful activities of end-users of our customers could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or to discontinue one or more of our service offerings. Any costs incurred as a result of such liability or asserted liability would harm our results of operations.

     FUTURE GOVERNMENT REGULATION OF AUCTIONS AND AUCTIONEERS MAY ADD TO OUR OPERATING COSTS.

     Numerous U.S. jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers, which were enacted for consumer protection many years ago. We believe that the U.S. laws and regulations do not apply to our online auction services. However, little precedent exists in this area, and one or more jurisdictions in the U.S. or in other countries in which we do business are attempting or may attempt to impose these laws and regulations to online auction providers and may attempt to impose these laws and regulations on our operations or the operations of our customers in the future. Certain states are currently considering whether to apply their auctioneer regulations to online auctions and at least one state has recently passed legislation that applies to the conduct of all auctions, including auctions conducted over the Internet. If any such statute or regulation is interpreted to apply to us or to our customers, we and/or those of our customers to whom the statute applies could be required to obtain a state license. This could adversely affect our ability to attract and retain customers, could adversely affect our results of operations by decreasing activity on our customers' auction sites and could subject us or our customers to fines if we or our customers are unable to obtain the required licenses. In addition, as the nature of the products listed by our customers or their end-users changes, we may become subject to new regulatory restrictions. If we do become subject to these laws and regulations in the future, it could adversely affect our ability to attract and retain customers and could adversely affect our results of operations by decreasing activity on our customers' auction sites.

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


--------------------------------------------------------------------------------

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

     GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE OUR GROWTH OR ADD TO OUR OPERATING COSTS.

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' auction sites. We have adopted and are further refining our policies and practices to qualify for one or more of these safe harbors, but there can be no assurance that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain. Similarly, the recently enacted Online Services Act in Australia and the Internet Watch Foundation in the U.K. (a body funded by Internet service providers, the U.K. government and U.K. law enforcement agencies) provide or operate notice and take-down procedures with respect to certain types of content, but the extent, if any, to which those procedures provide a safe harbor is uncertain.

     In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The recently adopted


--------------------------------------------------------------------------------

European Union Directive on the Protection of Personal Data may affect our ability to expand in Europe if we or our customers do not afford adequate privacy to end-users of our customers' sites. Similar legislation was recently passed in Canada and has been proposed in Australia and such legislation, if adopted, may also have such an effect. We do not sell personal user information from our customers' auction sites. As between FairMarket and our customers, the auction sites, the personal user information belongs to the auction sites, not FairMarket, and each auction site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding the FairMarket Network, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, there can be no assurance that our customers' sites will be considered compliant.

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

     NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     In the U.S., we do not collect sales or other similar taxes on goods sold by customers and users through the FairMarket Network or service taxes on fees paid by end-users of our customers' auction sites. The Internet Tax Freedom Act of 1998, which expires on October 21, 2001, prohibits the imposition of taxes on electronic commerce by United States federal and state taxing authorities. However, after the expiration of the Internet Tax Freedom Act, one or more states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities. In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. We do not collect sales or other similar taxes on goods sold by customers and users through the FairMarket Network in Australia or the U.K. However, we have modified our systems in each of those countries to enable value-added or goods and services taxes to be charged and collected with respect to auction site usage fees. A successful assertion by one or more states or any foreign country that we or our customers should collect sales or other taxes on the exchange of merchandise or, in the U.S., auction site usage fees or that we or our customers should collect Internet-based taxes could impair our revenue and our ability to acquire and retain customers.

     THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. A compromise or breach of the technology used to protect our customers' and their end-users' transaction data could result from, among other things, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments. Any such compromise could have a material adverse effect on our reputation and, therefore, on our business, results of operations and financial condition. Furthermore, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. In April 1999, unauthorized persons gained access to the www.fairmarket.com web site and replaced the home page with a web page of their own. There was no compromise


--------------------------------------------------------------------------------
of our auction operating system. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. We currently have practices and procedures in place to protect the confidentiality of our customers' and their end-users' information. However, our security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, and our exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information we possess. To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

     FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

     A substantial portion of our common stock is held by a small number of investors and can be resold or is subject to registration rights. Sales of substantial amounts of our common stock in the public market, or the perception that a large number of shares are available for sale, could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline would likely impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

     FOREIGN CURRENCY RISK

     International sales are made mostly from FairMarket's foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. FairMarket is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended September 30, 2000 was not significant.


--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) USE OF PROCEEDS

     On March 17, 2000, we completed the initial public offering of our common stock. The managing underwriters in the offering were Deutsche Bank Securities Inc., FleetBoston Robertson Stephens Inc. and U.S. Bancorp Piper Jaffray Inc. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677). The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000.

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

     After deducting underwriting discounts and offering expenses, the estimated net proceeds to FairMarket from the offering were approximately $89.2 million. At September 30, 2000, substantially all of the net proceeds were held in investments in commercial paper.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     10 UK Amendment No. 1 to Auction Services Agreement dated as of 15 August, 2000 by and between Microsoft Corporation and FairMarket, Inc.

     27   Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     On September 8, 2000, we filed a Current Report on Form 8-K dated August 30, 2000 with the SEC with respect to the election of Eileen Rudden as President and Chief Executive Officer of the Company and the resignation of Jeffrey Drazan as a director of the Company.


--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FairMarket, Inc.


Date: November 14, 2000                      By: /s/ James E. O'Neill
                                                 -------------------------------
                                                 James E. O'Neill,
                                                 Controller
                                                 (Principal Financial and
                                                 Accounting Officer)


--------------------------------------------------------------------------------