Form 10-K
period 2000-12-31
FAIRMARKET INC
filed 2001-04-02
CIK 1053676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-29423
                            ------------------------

                                FAIRMARKET, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     04-3351937
        (State of incorporation)                 (IRS Employer Identification No.)

   500 UNICORN PARK DRIVE, WOBURN, MA                        01801-3341
(Address of principal executive offices)                     (zip code)

                                 (781) 376-5600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:       NONE
Securities registered pursuant to Section 12(g) of the Act:       COMMON STOCK,
$0.001 PAR VALUE
                                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $20,379,981 on March 29, 2001, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

The number of shares outstanding of the registrant's common stock as of March 29, 2001 was 28,774,161.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III--Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FAIRMARKET, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I

           Item 1.      Business....................................................         1

           Item 2.      Properties..................................................         9

           Item 3.      Legal Proceedings...........................................         9

           Item 4.      Submission of Matters to a Vote of Security Holders.........         9

           Item 4A.     Executive Officers of the Registrant........................        10

PART II

           Item 5.      Market for Registrant's Common Stock and Related Stockholder
                        Matters.....................................................        12

           Item 6.      Selected Financial Data.....................................        13

           Item 7.      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        14

           Item 7A.     Quantitative and Qualitative Disclosures About Market
                        Risk........................................................        34

           Item 8.      Financial Statements and Supplementary Data.................        35

           Item 9.      Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................        58

PART III

           Item 10.     Directors and Executive Officers of the Registrant..........        58

           Item 11.     Executive Compensation......................................        58

           Item 12.     Security Ownership of Certain Beneficial Owners and
                        Management..................................................        58

           Item 13.     Certain Relationships and Related Transactions..............        58

PART IV

           Item 14.     Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K....................................................        59

SIGNATURES..........................................................................        61

FAIRMARKET, FAIRMARKET NETWORK, THE FAIRMARKET LOGO, AUTOMARKDOWN AND QUICK WIN ARE SERVICE MARKS OF FAIRMARKET, INC. THE NAMES OF OTHER COMPANIES AND PRODUCTS MENTIONED IN THIS REPORT MAY BE THE TRADEMARKS OF THEIR RESPECTIVE OWNERS.

                                     PART I

ITEM 1. BUSINESS

    THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FAIRMARKET'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION" ON PAGE 22 OF THIS
FORM 10-K. YOU SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND FAIRMARKET ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

    FairMarket(sm) develops and delivers e-business selling and marketing solutions for traditional retailers, distributors and manufacturers and for Internet portals and web communities primarily engaged in e-commerce. These hosted, scalable solutions, built upon our proprietary dynamic pricing software, are designed to help clients maximize price yield and promote their brands. We work with customers at any point along the demand chain. Our software is designed for rapid deployment and integrates with existing customer web sites and back office systems.

    Our services are used in four primary areas: (1) retail and discount clearance; (2) business-to-business surplus; (3) promotions and interactive marketing; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing formats, including auctions, our primary format, as well as fixed and falling price formats, and integrated cross-sell and up-sell capability, to create a comprehensive e-business selling and marketing service offering.

    Because we host our customers' dynamic pricing sites on our central operating systems, we have the ability to aggregate listings of goods and services available for sale on our customers' commerce sites and make those listings available for display and sale on other FairMarket customer sites. We refer to this network of customer sites as the FairMarket Network(sm). During the first quarter of 2001, we announced that we are expanding our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay. This offering is expected to be available early in the second quarter of 2001.

    We provide an array of operational and support services to customers. In addition to our traditional hosting, customer support and end-user support services, we launched a new professional services group during the fourth quarter of 2000 to provide our customers with a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings.

    Our technology is a key competitive advantage and we are continually looking for ways to make it both easier to deploy and more capable. Over the past year, we have launched a number of new pricing formats as well as new features and tools which substantially enhance our ability to integrate our customers' dynamic pricing sites with their back end systems and improve our customers' ability to upload product catalogs and process orders. These enhancements include XML-based APIs (Application Program Interfaces), wireless capabilities and multimedia "shop-by-photo" catalogs. During the first quarter of 2001, we launched an automatic site merchandising tool, which speeds the time-consuming job of both deciding which merchandise to promote and then placing the merchandise on the high traffic portions of the customer's FairMarket-powered site. We have also extended our automated email capabilities to enable customers to set up email marketing campaigns that are triggered by specific events, such as a won or lost bid, to promote additional items.

    We derive revenue from application fees, transaction fees and professional services fees. Application fees include one-time site set-up fees and fixed monthly fees for hosting and maintaining customers' dynamic pricing sites, providing customer and end-user support services and other monthly operating services. Transaction fees include success fees charged to sellers upon a completed sale, listing fees, and enhanced listing fees, which are fees charged for the prominent display of a particular seller or listing. Professional services fees include fees for the development of business applications, technical customization and integration (including as part of the site implementation process), and e-marketing, usability and other consulting services. Of our total revenue for 2000, excluding one-time business development fees, revenues related to application fees represented approximately 88% of total revenue, revenues related to transaction fees represented approximately 7% of total revenue and professional services fees represented approximately 5% of total revenue. With the launch of our professional services group during the fourth quarter of 2000, we believe that professional services fees will increase as a percentage of total revenue during 2001.

    FairMarket was formed in February 1997. From our inception through May 1998, we devoted substantially all of our efforts to our initial business model of matching buyers and sellers of computer products and peripherals utilizing our own Internet auction web site. In December 1998, we began to execute our business model involving the offering of outsourced, private-label auction solutions as described above, which we have since expanded to include additional transaction pricing and extended marketing and distribution capabilities. We ceased operating our own auction site during the third quarter of 1999.

    During the latter half of 2000, we shifted our sales focus away from outsourced e-commerce for portals and traffic building applications for dot-coms to providing demand chain sell-side solutions, such as enabling the web-based sale of retail and discount clearance items and business-to-business surplus and hosting interactive marketing promotions for larger retailers and manufacturers with higher brand awareness and greater financial resources. Because the sales cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and because the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce, we believe that this change in focus has caused the rate of our revenue growth to moderate from prior periods. As a result of this shift in business mix and partially as a result of a general price increase that we effected in early 2000, approximately 75 customer contracts were terminated, either by us or by the customer, during 2000. As of December 31, 2000, we had approximately 70 customers.

THE FAIRMARKET PRODUCT OFFERINGS

    The following are the principal characteristics of FairMarket's product offerings.

    COMPREHENSIVE ARRAY OF TRANSACTION TYPES OR PRICING FORMATS. We provide a comprehensive set of pricing formats designed to enable e-commerce market participants to buy and sell goods efficiently. Our pricing options range from traditional auction transactions such as English and Dutch auctions to falling price and fixed price transactions. Sellers can select the pricing mechanism that they believe will optimize the sale price for their goods and services and/or the time it will take to complete sales, and buyers have an increased ability to participate in determining the price of the goods they want to purchase.

    MARKETING AND PROMOTION OF CUSTOMER BRAND AND PRODUCT. Our service allows customers to promote their brands and products by enabling them to create private-label dynamic pricing sites, designed to have the look and feel of the customer's home web site. All of the features available to visitors of a customer's dynamic pricing site, including search and automatic bidding capabilities, automatic email notifications to bidders and sellers and individual account tracking, are customized so that users are not aware that they are leaving the customer's home web site or using a third party service. The result is a user-friendly experience with a breadth of features that can enhance the user's visit to the customer's web site. We believe that our customers' ability to offer this experience to their users can increase new and repeat user visits to their main web sites, thereby expanding their marketing and revenue opportunities. Customers can also use our service to market specific products by the use of merchandising and email capabilities that deliver product offers to their consumers.

    DISTRIBUTION. For customers who desire to distribute their product offers beyond their FairMarket-hosted site, the FairMarket Network is designed to provide our customers with access to a greater number of potential buyers and a broader range of products than their individual dynamic pricing sites alone. By maintaining listings of products and services in a central database, we are able to make those listings available for display on portal and other web community sites in the FairMarket Network. For merchants and other sellers, listed items can be seen by more web site visitors, increasing the likelihood that items will be bid upon and sold. For buyers on community sites, this means a broader range of products and services for purchase, making the community sites more attractive to Internet users and potentially increasing user traffic to their main web sites. During the first quarter of 2001, we announced that we are expanding our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay. This offering is expected to be available early in the second quarter of 2001. We may enter into similar relationships with other online service providers.

    OUTSOURCED SOLUTIONS. By outsourcing their online dynamic pricing needs to us, our customers can remain focused on their businesses while benefiting from our outsourced e-commerce expertise. We develop, host and maintain our customers' dynamic pricing sites on our central operational system. Our central technology enables us to rapidly deploy new dynamic pricing sites, quickly implement new features and other enhancements and centrally provide direct customer support, end-user support and maintenance services. Our customers do not need to invest in additional software or hardware or devote significant engineering or support resources to develop and maintain their dynamic pricing sites.

    MANAGEMENT CONTROL. As part of our service offering, we provide a web-based site management and configuration module that enables our customers to control the buying and selling experience and activity on their sites. Customers can set the sale parameters for individual product and service listings, register site users and set transaction, listing and merchandising fees. Because the site configuration module is located on our central system, each customer is also able to monitor and analyze current and historical activity data from its FairMarket-powered site to improve its sales strategies.

    RELIABILITY AND SCALABILITY. Our system is comprised of computing and network hardware and proprietary transactional software. This system is designed to easily expand to accommodate larger numbers of users and transactions, as well as future enhancements, without delay and without additional cost to our customers. The system incorporates standby hardware components and specialized control software that are designed to allow operations to continue despite failures in individual components. Also, our system provides a central point of maintenance, reducing the likelihood of system errors and the time and personnel needed to maintain and upgrade our systems.

PRODUCT FEATURES

    PRICING FEATURES. Our product offering includes the following pricing features.

    - English auctions--Buyers bid online until the auction ends at a pre-determined time, usually 1 to 14 days. The item is then sold to the highest bidder. Under this format, the seller has the option of setting a reserve price, below which the listing will not be sold.

    - Quick Win(sm) auctions--Like an English auction, buyers bid online until the auction ends at a pre-determined time. The item is sold to the first bidder who meets the threshold price set by the seller.

    - Dutch auctions--Used for selling multiple items. Buyers bid online until the auction ends at a pre-determined time and all winning bidders pay the same price, which is the lowest winning bid.

    - Sealed bid auctions--Here, the seller does not specify an opening price, and all bidders make their best offer without knowing what others have bid.

    - Private auctions--Private auctions enable a seller to place certain listings that are not publicly viewable. Private auction listings are not searchable and cannot be reached by browsing the categories on the site. The listing can only be reached by typing in the URL directly. A seller can designate a listing as "private" and then compose an email to send to a specific list of users informing them of the URL for the listing.

    - Falling price--Our AutoMarkdown(sm) pricing format is typically used for selling multiple quantities of a certain item. Here, the price for an item decreases over time in increments that are pre-determined by the seller, and each bid results in an actual purchase.

    - Fixed price--Fixed price allows the sale of multiple items at a set price. Each listing specifies a number of items available, an end date and a price. There is also the option to display an original retail price, in order to emphasize discounts. Buyers can purchase the items until the listing sells out or the deal "expires" as it reaches the end date.

    - RFQ--This feature enables a buyer to place a request for an item by choosing the relevant category and specifying particulars about the item being requested. The request is then sent to sellers who have signed up to receive requests in that category. Buyers may enter a desired price for the product, specify quantity and choose how long their request will remain open to receive offers. An offer can be received at any time but must be accepted within 72 hours of the request closing time.

    LISTING FEATURES. A merchant begins the process by uploading its product listings to its dynamic pricing site. This can be done through periodic manual uploads or through an automated XML-based interface. Merchants can also upload their product catalog into the FairMarket database. When the merchant uploads product listings, it selects the sale parameters for each listing, including product category, pricing format and duration of the sale, special bidding, payment or shipping instructions, and export or other sale limitations. We also supply the ability to create alternate layouts featuring photos for each listing through our shop-by-photo feature, which offers end-users a way to shop that mimics catalog shopping and shows off goods immediately and easily.

    E-MARKETING FEATURES. Our technology offers a number of marketing and merchandising features designed to increase yield and promote brand. A merchant can select certain listings for display on the home page of the merchant's FairMarket-powered site, on the higher level category pages or on a special featured listings page, to showcase listings of special interest or special sales events. Merchants can also link individual listings to other areas of their main web sites or to product reviews. Our recently launched automatic site merchandising tool speeds the time-consuming job of both deciding which auction merchandise to promote and then placing the merchandise on the high traffic portions of the FairMarket-powered site. Merchants using FairMarket's shopping cart functionality for fixed price and falling price listings also have the ability to display related listings on the shopping cart page.

    Our service transmits a number of automatic email messages to end-users that can be customized through our site configuration module to cross-sell or up-sell other items. These emails include registration and welcome emails, bid status emails and purchase confirmation emails. Our service also enables a user to specify whether they wish to receive notifications of specials via email. Buyers can also configure their own shopping agent to automatically notify them by email when products specified by the buyer become available within a price range specified by the buyer.

    REPORTING AND DATA MINING FEATURES. Our service includes a number of reporting functions. Through our site configuration module, customers can monitor activity on specific listings as well as obtain aggregated information on bidding and sales activity for a given time period and fulfillment information on sold listings. Merchants can also manually conduct end-user based searches, listing searches and bid searches to refine their listing and pricing strategies. We also offer the ability to automate reports through an XML-based interface that allows the customer to query fulfillment, listings, products and user data directly from the FairMarket system.

    INTEGRATION FEATURES. We have developed a number of APIs designed to enhance our ability to integrate our customers' dynamic pricing sites with their back end systems and improve our customers' ability to upload product catalogs and process orders. Using our Remote Authentication API, a customer can integrate its FairMarket-hosted site with its existing site's registration system. This allows the customer to maintain a single registration system where the customer maintains the master record and enables their registered user base to seamlessly access their FairMarket-hosted site. Customers can integrate their inventory systems through FairMarket's X/Load API by programming their inventory systems to allocate inventory to their FairMarket-hosted site, configure an XML file with the necessary information, and automatically upload that file on a regular basis to the hosted site. Automated delivery of fulfillment reports can be accomplished using our X/Report API, which allows the customer to retrieve XML-based reports via a secure connection as often as once per hour to obtain the latest fulfillment information.

    DISTRIBUTION FEATURES. Customers who desire to distribute their product offers beyond their FairMarket-hosted site can choose to have their listings displayed on portal and other community sites in the FairMarket Network for increased visibility and traffic. Merchant listings can be specially branded with their logo, a promotional message, customer service information and shipping and return policies.

    During the fourth quarter of 2000, we announced our new Outlet Center service, which gives merchants on the FairMarket Network the ability to distribute goods and services to community sites focused on bargain shoppers, enabling the merchants to reach a broader range of consumers. Offering merchandise in falling price, fixed price and auction formats, the Outlet Centers feature a variety of products in categories that include computers, apparel and accessories, jewelry, consumer electronics, travel, and home and garden.

    During the first quarter of 2001, we announced that we are expanding our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay. By integrating with eBay's API, we will provide a seamless way for merchants with or without their own site to list their items either through the FairMarket Network(sm) or on the eBay site. This offering is expected to be available early in the second quarter of 2001. We may enter into similar relationships with other online service providers.

    FairMarket also supports broadband sites, which allows our customers to enhance their sites with flash files and other heavy content targeted to broadband users. We also offer a wireless notification feature that enables users to stay in touch with the activity on a customer's FairMarket-powered site while away from their computers. From their wireless device, users can receive information on their buying/selling activity on a listing, up their losing bid to the next winning increment and buy falling price items.

FAIRMARKET PROFESSIONAL SERVICES

    During the fourth quarter of 2000, we launched our professional services group, which provides a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our solution.

    BUSINESS SERVICES. Through our yield management and usability consulting services, we work with our customers to increase return on investment through improved use of our technologies. Our yield management team evaluates a site's bidding activity, traffic, transaction volume and inventory flow to determine how to increase online yield, identify best practices, determine the most effective pricing methods for the customer's products, calculate optimum listing quantity and on-sale duration, define dynamic pricing strategies and optimize financial performance via statistical testing programs. Our usability team helps our customers understand online purchasing patterns, develop strategies to increase user loyalty and repeat purchasing, improve site navigation and reduce other obstacles to selling.

    TECHNICAL SERVICES. Our technical development and creative services teams work closely with our customers to develop a site that presents the customer's desired branding and maintains the look and feel of its main web site. Our dynamic pricing solutions can be customized by our technical and engineering groups for vertically driven and other specialized applications. Our technical staff also works to create a seamless integration between the customer's existing e-commerce systems and their FairMarket-powered solution.

    MARKETING SERVICES. Our marketing services team focuses on connecting merchants' products with qualified buyers and leveraging targeted merchandising, distributed offers and tailored email marketing. Our email marketing team works to identify promotional and cross-sell/up-sell opportunities, design email campaigns to meet the customer's marketing objectives, design and compose email communications, segment the customer's user base to provide the most targeted offers, set up and deliver a customer's email campaign, provide response management services and provide comprehensive reports regarding the email campaign.

    END-USER SUPPORT SERVICES. Our customer service team provides private-label support to our customer's end-users via email on a 24 hour per day, seven day per week basis.

SALES AND MARKETING

    We sell our services through our direct sales force. Our sales personnel identify potential customers through direct contact, by responding to requests we receive by telephone or through our web site, and through attendance at tradeshows. Our U.S. sales organization is based at our corporate headquarters in Woburn, Massachusetts, and we recently hired local sales representatives in Denver, Colorado and California. We also have sales organizations in Australia and England and a sales office in Germany.

    We have focused our marketing efforts on increasing the awareness of the FairMarket brand in the business community and generating qualified leads for our sales team. We promote the FairMarket name and services through a variety of media, including print, targeted direct mail campaigns and attendance at trade shows. Our contracts generally provide for the inclusion of a FairMarket logo on each web page of a customer's FairMarket-powered site.

CUSTOMERS

    Our customers include traditional retailers, distributors and manufacturers as well as Internet portals and other web communities primarily engaged in e-commerce. No single customer accounted for more than 10% of our revenue for 2000.

BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

    We currently operate in one business segment. Although we offer our services in locations outside the U.S., over 90% of our total revenue for 2000 was derived from customers located in the U.S.

TECHNOLOGY

    We deliver our product offerings from central systems consisting of our proprietary application software, third party software and third party computing, storage and network equipment. Currently, our most important software technologies are those embodied in our proprietary dynamic pricing software and in the FairMarket Network. We also license or have purchased software, equipment and/or systems from third parties, including Microsoft Corporation (through distributors) and, in the U.S., EMC Corporation and TIBCO Software, Inc., for use in our development and production systems. We maintain a separate system for each of our U.S., U.K. and Australia services. Each system is designed to easily expand to accommodate larger numbers of users and transactions, as well as added features. Each system is designed so that parts of the overall workload are assigned to specific classes of machines and incorporates standby hardware components and specialized control software designed to allow operations to continue despite failures in individual components. For example, all interaction with web site users is handled by web servers and all data storage is handled by database servers. Each customer site is maintained on multiple servers and can be expanded to accommodate additional users or functional requirements without redesign. A shared, secure administrative server is used for site internal administrative traffic and reporting activities and for diagnostic and performance monitoring of the sites. Customer sites are available on a 24 hour per day, seven day per week basis, subject to scheduled maintenance. Our systems are located at third party hosting facilities that provide a secure environment, redundant communications lines and emergency power backup. We expect to continue to spend a significant amount of time and money on further developing the breadth and functionality of our software technologies and on systems development to ensure the continued reliability and scalability of our technology.

    We have invested and intend to continue to invest a significant amount of our human and financial resources in our engineering and development group. As of December 31, 2000, approximately one-third of our employees were devoted to engineering and development efforts. Research and development costs are expensed as incurred. Expenditures for research and development costs were approximately $4.9 million, $1.7 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

COMPETITION

    The market for Internet-based e-commerce software and services is highly competitive and is evolving rapidly. Many companies offer some form of Internet auction or other single e-commerce pricing application, including non-networked auction hosting, such as Siebel Systems/OpenSite, auction and other dynamic pricing software applications, such as Moai, and general third-party destination auction sites, such as Yahoo! Auctions. We compete for customers with those providers, as well as with developers of in-house dynamic pricing applications. We believe that the principal competitive factors in the market in which we compete are the quality and breadth of services provided, potential for successful transaction activity and price. We believe that the breadth of the pricing solutions currently available through our service and our ability to develop and rapidly deploy new pricing solutions distinguish us from our competitors and are important factors in our ability to attract and retain customers. The market for e-commerce services, however, is highly competitive and we expect this competition to intensify in the future. Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software applications and integrated purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we have. For more information on competition, please see "Factors that May Affect Results of Operations and Financial Condition."

INTELLECTUAL PROPERTY

    We rely on various types of intellectual property for our success and competitive positioning. We use trademarks, copyrights, trade secrets and the laws pertaining to them as well as contractual provisions to protect our intellectual property. Currently, our most important proprietary technologies are those embodied in our dynamic pricing software and in the FairMarket Network. We have applications pending with the U.S. Patent and Trademark Office but, while we continue to evaluate the importance of patents to our business, we do not believe that our ability to obtain patents is material to the success of our business and results of operations. We also license or have purchased software, equipment and/or systems from EMC Corporation, Microsoft Corporation (through distributors), TIBCO Software, Inc. and other third parties for use in our development and production systems. Because our technology is located on our operating systems and we do not license any of our material software to any customer or other third party, we believe that the risk of unauthorized use of our technology is low. However, no combination of intellectual property protections can guarantee the continued security and availability of our intellectual property.

    Creation and/or implementation of our technology, business model, marketing research and plans, lead generation activities, customer lists, strategic plans and similar proprietary assets are protected by confidentiality and proprietary rights agreements which each of our employees is required to execute upon entering into employment with us. We also rely on confidentiality agreements entered into with contractors and vendors. We have filed trademark applications on the service marks "FairMarket" and "FairMarket Network" and other marks, and we also claim rights in other marks. We rely on our marks to protect our domain and brand names.

    We take such action as we may deem necessary or advisable to protect our intellectual property. While such actions have not entailed litigation to date, we might have to litigate in the future to protect our intellectual property rights. For more information on the effect of intellectual property rights on our business, please see "Factors that May Affect Results of Operations and Financial Condition."

PRIVACY

    Issues relating to privacy and use of personal information of Internet users are becoming increasingly important as the Internet and its commercial use grow. Users of a customer's FairMarket-powered site must agree to that site's use and privacy policy when registering to use the site. Customers' use and privacy policies may vary and we depend on our customers to maintain adequate privacy policies on their sites. While FairMarket does not sell or rent any personally identifiable information about users to any third party without the consent of the user, we cannot guarantee that the privacy policies of our customers contain similar protections. Sellers and buyers do receive information about each other to enable them to complete a sale. In addition, our customers may utilize information about their users for internal purposes in order to improve marketing and promotional efforts, to analyze site usage, and to improve content, product offerings and site layout. We utilize aggregated user data, other than identifiable user data such as names, residence or email addresses or telephone numbers, from FairMarket-powered sites for similar purposes.

LAW AND GOVERNMENTAL REGULATION

    We are subject to various laws and regulations affecting our business. Congress has recently passed legislation concerning the availability and protection of copyrighted works on the Internet under the Digital Millennium Copyright Act and continues to consider laws relating to Internet taxation. In addition, there are recommended uniform state laws relating to technology that are currently under consideration in a number of state legislatures. The European Union has recently enacted regulations relating to online privacy protections. These laws and regulations are very recent and their impact on us and our industry has yet to be determined. This impact could include litigation which, whether successful or not, would likely be time-consuming and costly and require substantial management attention and resources. Also, while there are relatively few laws today that specifically regulate Internet-related companies and e-commerce in general, the sizeable growth in Internet usage and e-commerce transactions has prompted many governmental bodies to consider legislation in such areas as pricing, content, data protection, privacy protection, intellectual property protection, taxation and consumer protection. Enactment of laws or regulations in these areas could place burdens on us, either directly or as a burden to e-commerce in general. In addition, numerous jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We do not believe that these laws and regulations, which were enacted for consumer protection before the development of the Internet, apply to our online commerce services. However, one or more jurisdictions may attempt to impose these laws and regulations on our operations or our customers in the future. For more information on law and governmental regulation, please see "Factors that May Affect Results of Operations and Financial Condition."

EMPLOYEES

    As of December 31, 2000, we had 177 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our future success will depend, in part, on attracting and retaining qualified management, sales, marketing and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel.

ITEM 2. PROPERTIES

    Our headquarters offices are located in an office park in Woburn, Massachusetts, where we lease approximately 79,000 square feet of space. As of March 29, 2001, of that amount, approximately 23,000 square feet was subleased to three subtenants and we intend to sublease an additional 15,000 square feet of space. In early 2001, we relocated our U.K. offices to a new facility containing approximately 10,000 square feet, and plan to sublease a portion of that space.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may be involved in litigation incidental to the conduct of our business. We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the Company's executive officers as of March 29, 2001.

NAME                               AGE                                POSITION
----                             --------                             --------
Eileen Rudden..................     50      President and Chief Executive Officer and Director
Scott Randall..................     38      Chairman, Chairman of the Board, and Director
Matthew Ackley.................     33      Vice President, Professional Services
Jeffrey Meyer..................     46      Vice President, Engineering
Bryan Semple...................     36      Vice President, Corporate Strategy
N. Louis Shipley...............     38      Vice President, Worldwide Sales and President, International
Janet Smith....................     43      Chief Financial Officer and Treasurer
Bruce Worrall..................     42      Vice President, Business Development

------------------------

    EILEEN RUDDEN has served as President and Chief Executive Officer and as a director of FairMarket since September 11, 2000. Before joining FairMarket, she served with Lotus Development Corporation in various positions from 1986 to March 2000, including as the Senior Vice President responsible for the software Lotus Notes, Domino and cc:Mail from November 1995 to August 1999 and as Senior Vice President of Business Development from August 1999 to March 2000. Before joining Lotus in 1986, she was Director of Corporate Planning at Wang Laboratories and a manager at The Boston Consulting Group. She is a graduate of Brown University and Harvard Business School. Ms. Rudden also serves as a member of the Board of Directors of the John H. Harland Company, a provider of printed products and software to the financial institution market.

    SCOTT RANDALL founded FairMarket in February 1997 and has served as a director since FairMarket's founding. Mr. Randall served as President and Chief Executive Officer of FairMarket from its founding until the election of Ms. Rudden to those roles in September 2000, and since then has served as Chairman of FairMarket. Mr. Randall has served as the Chairman of the Board of Directors of FairMarket since August 2000. Prior to founding FairMarket, he was President of Yahoo! Marketplace, a joint venture between Yahoo! and VISA International which was responsible for developing the online retail shopping area of the Yahoo! site, from June through December 1996 and President of the Internet Shopping Network, the Internet retail shopping division of the Home Shopping Network, from February through May 1996. From June 1994 through January 1996, he was the general manager of NECX Direct, an Internet home and office technology shopping site. Before that, Mr. Randall held positions in brand management at Procter & Gamble. Mr. Randall is a graduate of Harvard College and Harvard Business School.

    MATTHEW ACKLEY joined FairMarket in December 1998 and has served as Vice President of Professional Services since October 2000. Before that, Mr. Ackley served as Vice President of Product Management of FairMarket beginning in May 1999. Before joining FairMarket, Mr. Ackley held management positions at Andersen Consulting from September 1990 to August 1996 and attended Harvard Business School from August 1996 to June 1998. In February 1998, Mr. Ackley co-founded SocialGoods.com, now part of 4charity.com, an Internet shopping site, and served as Chief Operating Officer of that company through November 1998. He graduated from Duke University with a degree in Biomedical and Electrical Engineering and received his MBA from Harvard Business School.

    JEFFREY MEYER joined FairMarket in January 2000 as Director of Engineering and has served as Vice President of Engineering since December 2000. Before joining FairMarket, he was Director of Unix Software Engineering at Compaq Computer Corporation from May 1996 to December 1999. From 1977 to May 1996,
Mr. Meyer held various engineering roles with Digital Equipment Corporation
(DEC), most recently as Group Engineering Manager from August 1995 to May 1996. Mr. Meyer received his BA from Hope College.

    BRYAN SEMPLE joined FairMarket in March 1999 and has served as Vice President of Corporate Strategy of FairMarket since January 2001. Before that, Mr. Semple served as Vice President of Marketing from April 2000 to
January 2001, as Vice President of Product Marketing from January to April 2000 and as Vice President of Sales from March 1999 to January 2000. Before joining FairMarket, Mr. Semple co-founded PetStart.com, a development-phase start-up company formed to develop an Internet shopping site for pet-related products, where he served from November 1998 to February 1999. From August 1997 to November 1998, he served as Director of e-Commerce and Inside Sales for Trellix Corporation, a developer of PC-based web site development applications for individuals. Before that, Mr. Semple was regional sales and marketing manager for PepsiCo from January 1996 to April 1997. Before joining PepsiCo, Mr. Semple served as a sales representative at Sybase, Inc., a developer of enterprise database management software applications, from January 1994 to January 1996. He is a graduate of the U.S. Naval Academy and Stanford University, where he received his MBA.

    N. LOUIS SHIPLEY joined FairMarket in February 2000 as Vice President and President of International. Mr. Shipley has served as Vice President of Worldwide Sales since September 2000. From March 1997 through January 2000,
Mr. Shipley served as Vice President of Worldwide Field Sales, Marketing and Operations of WebLine Communications Corp., a provider of customer interaction management software for Internet customer service and other e-commerce. Before joining WebLine, Mr. Shipley served with Avid Technology, Inc., a provider of digital tools for film, video, audio and broadcast, from 1989 to February 1997, including as Vice President of Americas and Pacific Field Operations from October 1995 through February 1997 and as President of Avid Japan and Vice President of Asia Pacific from 1993 to October 1995. Mr. Shipley holds a BA from Trinity College, a degree from the London School of Economics and an MBA from Harvard Business School.

    JANET SMITH joined FairMarket in January 2001 as Chief Financial Officer and Treasurer. From April to December 2000, Ms. Smith served as Chief Financial Officer and Treasurer of ByAllAccounts.com, Inc., a provider of online account aggregation and portfolio management tools to financial institutions, from June 1999 to March 2000 as Vice President of Finance and Administration of toysmart.com, Inc., an online toy retailer, from February 1997 to June 1999 as Controller of Boston Gas Company and from November 1995 to February 1997 as Director of Finance and Information Technology of Barry Controls, a manufacturer of shock and vibration equipment. From 1979 to 1995, Ms. Smith held finance roles at Corning Costar Corporation and Costar Corporation a manufacturer of disposable plastic products for the life sciences market, Ares Serono, Inc., a pharmaceutical company, Digital Equipment Corporation and Polaroid Corporation and at KPMG Peat Marwick from 1984 to 1990, most recently as Audit Manager.
Ms. Smith holds a BS in General Management from Boston College and a Masters in Accounting from Northeastern University.

    BRUCE WORRALL has served as Vice President of Business Development of FairMarket since November 1999. From November 1997 until November 1999,
Mr. Worrall served as Manager of Business Development at Microsoft Corporation. From July 1995 to October 1997, he founded and directed Health Oasis, Inc., an online health and pharmaceuticals shopping network. From January 1992 until January 1996, Mr. Worrall was Director of Information and Transaction Services and Interactive Travel and Shopping Services at AT&T. Mr. Worrall holds a BA from the City University of New York and an MBA from Baruch College.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our common stock is listed on the Nasdaq National Market under the symbol "FAIM." Public trading of our common stock commenced on March 14, 2000. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq National Market:

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 2000:
First Quarter (from March 14, 2000).........................   $53.50     $22.50
Second Quarter..............................................   $28.50     $ 4.13
Third Quarter...............................................   $ 7.47     $ 3.00
Fourth Quarter..............................................   $ 3.25     $ 1.13

    As of March 29, 2001, there were 186 holders of record of our common stock.

    We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

    On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677) that was declared effective by the Securities and Exchange Commission on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. During the period from the offering through December 31, 2000, we used those net proceeds as follows: approximately $4.2 million for capital expenditures and $19.3 million for operating expenses.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2000, 1999, 1998 and for the period of inception (February 27, 1997) through December 31, 1997 and the consolidated balance sheet data as of December 31, 2000, 1999, 1998 and 1997 are derived from our audited consolidated financial statements.

                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,               PERIOD OF INCEPTION
                                               ------------------------------      (FEBRUARY 27, 1997)
                                                 2000       1999       1998     THROUGH DECEMBER 31, 1997
                                               --------   --------   --------   -------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue......................................  $11,866    $ 2,121     $    4             $    3
Total operating expenses.....................   67,661     19,146      1,423                607
Loss from operations.........................  (55,795)   (17,025)    (1,419)              (604)
Net loss.....................................  (51,267)   (16,509)    (1,388)              (601)
Basic and diluted net loss per share.........  $ (2.15)   $ (3.30)    $(0.30)            $(0.15)
Shares used to compute basic and diluted net
  loss per share.............................   23,811      5,010      4,571              4,073

                                                                            DECEMBER 31,
                                                              -----------------------------------------
                                                                2000       1999       1998       1997
                                                              --------   --------   --------   --------
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities............  $76,104    $13,079      $540      $1,129
Working capital.............................................   79,075     12,305       458       1,123
Total assets................................................   93,449     20,071       771       1,260
Obligation under capital lease excluding current portion....      148         --        --
Total stockholders' equity..................................   87,282     (1,118)      658       1,172

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME" AND OTHER SIMILAR EXPRESSIONS WHICH PREDICT OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS. YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THE FOLLOWING: MARKET ACCEPTANCE OF OUR ONLINE AUCTION AND OTHER E-COMMERCE SERVICES; GROWTH OF THE MARKET FOR DYNAMIC E-COMMERCE SERVICES; THE COMPETITIVE NATURE OF THE ONLINE MARKETS IN WHICH WE OPERATE; OUR ABILITY TO GENERATE SIGNIFICANT REVENUE TO REACH PROFITABILITY; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND TO OBTAIN NEW CUSTOMERS; THE OPERATION AND CAPACITY OF OUR NETWORK SYSTEM INFRASTRUCTURE; OUR ABILITY TO EXPAND INTO NEW GEOGRAPHIC MARKETS AND THE CURRENCY, REGULATORY AND OTHER RISKS ASSOCIATED WITH EXPANSION INTO INTERNATIONAL MARKETS; OUR LIMITED OPERATING HISTORY; AND THE OTHER RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING "FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION" ON PAGE 22 OF THIS FORM 10-K. YOU SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

    THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

    FairMarket develops and delivers e-business selling and marketing solutions for traditional retailers, distributors and manufacturers and for Internet portals and web communities primarily engaged in e-commerce. These hosted, scalable solutions, built upon our proprietary dynamic pricing software, are designed to help clients maximize price yield and promote their brands. We work with customers at any point along the demand chain. Our software is designed for rapid deployment and integrates with existing customer web sites and back office systems.

    Our services are used in four primary areas: (1) retail and discount clearance; (2) business-to-business surplus; (3) promotions and interactive marketing; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing formats, including auctions, our primary format, as well as fixed and falling price formats, and integrated cross-sell and up-sell capability, to create a comprehensive e-business selling and marketing service offering.

    Because we host our customer's dynamic pricing sites on our central operating systems, we have the ability to aggregate listings of goods and services available for sale on our customers' commerce sites and make those listings available for display and sale on other FairMarket customer sites. We refer to this network of customer sites as the FairMarket Network.

    FairMarket was formed in February 1997. From our inception through May 1998, we devoted substantially all of our efforts to our initial business model of matching buyers and sellers of computer products and peripherals utilizing our own Internet auction web site. In December 1998, we began to execute our current business model involving the offering of outsourced, private-label auction solutions as described above, which we have since expanded to include additional transaction pricing and extended marketing and distribution capabilities. We ceased operating our own auction site during the third quarter of 1999.

    RECENT DEVELOPMENTS

    In March 2000, we sold 5,750,000 shares of our common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses.

    As described above under "Business," over the past year we have launched a number of new pricing formats as well as new features and tools which substantially enhance our ability to integrate our customers' dynamic pricing sites with their back end systems and improve our customers' ability to upload product catalogs and process orders, and have also extended our marketing and distribution capabilities. We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings. We intend to continue to invest in the further development of our service offerings and technology, in the marketing and promotion of our service offerings, and in our services organization. While it is our stated goal to increase revenue for the year 2001 by 30% to 35% compared to total revenue for the year 2000 and to achieve operating cash flow break-even during the first quarter of 2002, we expect to continue to incur substantial operating losses and significant negative operating cash flows for the first quarter of 2001, which we expect will decrease during the rest of 2001.

    During 2000, we expanded our international operations by opening a full-service office in London, England, early in the year, opening an office in Australia during the summer of 2000 and opening an office in Germany at the end of the year, and forming U.K., Australia and German subsidiaries. In June 2000, we announced the launch of the FairMarket Network UK. We may expand our operations to serve other countries in the future. Expansion into international markets requires significant management, financial, development, sales, marketing and other resources. In addition, there are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. For the year ended December 31, 2000, revenue under contracts with customers outside the U.S. was less than 10% of our total revenue.

    From December 31, 1998 to December 31, 1999, our employee base grew from 11 to 139 employees, and subsequently grew to 241 employees at September 30, 2000, with most of that growth having occurred in the first quarter of 2000. In October 2000, as part of our plan to implement cost-cutting measures, we eliminated 35 positions at our Massachusetts facility, representing 15% of our total employee base. After giving effect to this workforce reduction, we had 197 employees worldwide. We paid all expenses related to this workforce reduction (including severance expenses) by the end of the fourth quarter of 2000 and recognized a charge of approximately $344,000 in the fourth quarter of 2000 for the costs related to the workforce reduction. This workforce reduction required the dedication of management and other resources that temporarily detracted from attention to the daily business of the Company and may have caused a disruption of our business activities, which in turn may have had an adverse effect on our operating results for the fourth quarter of 2000. We experienced some attrition prior to and following the workforce reduction and believe that we may experience additional attrition in the future. Our ability to maintain or increase revenue will depend in part upon our ability to hire, retain and train qualified personnel. As of December 31, 2000, we had 177 full-time employees.

    On January 16, 2001, we implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or above for new options with an exercise price of $2.1875, the closing price of our common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of our common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting over two years, quarterly, beginning on the three-month anniversary of the date of grant, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, we will recognize a non-cash compensation charge each quarter, beginning with the first quarter of 2001, if and to the extent that the per share fair market value of our common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options. As a result, there is a potential for such a non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate.

    Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance. Period-to-period comparisons of operating results should not be relied upon as an indication of future operating results.

    SOURCES OF REVENUE

    We derive revenue from: (1) application fees, which consist of site implementation and fixed monthly hosting, support and operating fees;
(2) transaction fees; and (3) professional services fees, which include fees for the development of business applications, technical customization and integration (including as part of the site implementation process), and e-marketing, usability and other consulting services.

    We generally charge a one-time set-up fee for the design, development and implementation of a customer's dynamic pricing site. Implementation of a customer site also frequently entails customization and other professional services, for which we charge a professional services fee. The set-up fee and implementation-related professional services fees vary depending on the nature of the site and the anticipated complexity of the site.

    Fixed monthly fees are generally charged to customers and cover hosting services, direct customer support services, end-user customer support services, services for online billing and collection of fees for community sites and other monthly operating services. Fixed monthly fees vary by customer depending on the number of software modules employed, the required level of services and the anticipated level of site activity.

    We also offer our customers a range of business application, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings for which we may charge either a one-time or a monthly professional services fee, depending on the nature of the service.

    Transaction fees consist of our share of success fees charged to sellers upon a completed sale, listing fees, and enhanced listing fees, which are fees charged for the prominent display of a particular seller listing (such as under a list of "Featured Listings"). Merchant customers pay transaction fees at varying percentages based on the gross proceeds from the sale of their listed products and services, whether sold on their sites or on other FairMarket Network sites. Community customers pay transaction fees calculated in one of two ways. Generally, under contracts entered into before 2000, these fees are calculated based on a percentage of the gross proceeds from the sale of the items that are listed through the community site and sold either on the community site or on other FairMarket Network sites. The fee percentages vary by customer depending on the anticipated level of activity on the customer's site and the level of the fixed monthly fees. These communities receive a percentage of the gross proceeds from the sale of items that are listed directly on other sites in the FairMarket Network and sold through the community site. Contracts entered into starting in early 2000 generally provide for payment by the community customer of transaction fees with respect to the sale of listings that are placed on the community site that are calculated as a percentage of the success fee that the community charges to its end-users; similarly, for listings that are listed directly through other sites in the FairMarket Network and sold through the community site, the community site receives a percentage of the transaction fee that the listing site charges to the listing site's end-user when the listing sells. We record revenue net of amounts shared with our customers.

    Of our total revenue for 2000, excluding one-time business development fees, revenues related to application fees represented approximately 88% of total revenue, revenues related to transaction fees represented approximately 7% of total revenue and professional services fees represented approximately 5% of total revenue. With the launch of our professional services group during the fourth quarter of 2000, we believe that professional services fees will increase as a percentage of total revenue during 2001.

    At no point during the sale process do we take possession of either the products being sold or the buyers' payment for the item. Because merchants and individual sellers, rather than FairMarket, sell the items listed, we have no cost of goods sold, procurement, or carrying or shipping costs and no inventory risk related to the items sold.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    For the years ended December 31, 2000, 1999 and 1998, our net loss was approximately $51.3 million, $16.5 million and $1.4 million, respectively. The increase in net loss of approximately $34.8 million from 1999 to 2000 was primarily due to an increase in total operating expenses of approximately $48.5 million over such periods, partially offset by an increase in revenue of approximately $9.8 million and an increase in interest income of $4.0 million. The increase in net loss of approximately $15.1 million from 1998 to 1999 was primarily due to an increase in total operating expenses of approximately $17.7 million over such periods, partially offset by an increase in revenue of approximately $2.1 million and an increase in interest income of $490,000.

    REVENUE

    Total revenue increased to $11.9 million in 2000 from $2.1 million in 1999 and $4,000 in 1998. The increase in revenue of $9.8 million from 1999 to 2000 was primarily due to an increase in monthly service revenue generated from new customers added during the latter half of 1999 and throughout 2000. In addition, in the second half of 2000 FairMarket recognized $946,000 of one-time, business development revenues. During 1998, our revenue was derived primarily from transaction fees charged to sellers of computer equipment and peripherals on our former auction web site. In December 1998, we began offering an outsourced, private-label auction solution to merchant customers and online community customers, deriving our revenue from monthly service fees and a share of fees from transactions completed on auction sites participating in the FairMarket Network. We ceased operating our own auction site during the third quarter of 1999. The increase in revenue from 1998 to 1999 was primarily due to an increase in monthly service revenue generated from new customers in 1999.

    The one-time set-up fees we charge for the implementation of customer sites and implementation-related professional services are deferred and recorded as revenue over the term of the related contracts. At December 31, 2000 and 1999, there was $270,000 and $572,000 of deferred revenue, respectively, relating to set-up fees. We also defer recognition of transaction fee revenue arising from our auction services agreement with Microsoft Corporation. In 1999, we also deferred recognition of transaction fee revenue under our original auction services agreement with Excite, Inc. Total deferred revenue under these contracts was $11,000 at December 31, 2000 and $23,000 at December 31, 1999.

    During the latter half of 2000, we shifted our sales focus away from outsourced e-commerce for portals and traffic building applications for dot-coms to providing demand chain sell-side solutions, such as enabling the web-based sale of retail and discount clearance items and business-to-business surplus and hosting interactive marketing promotions for larger retailers and manufacturers with higher brand awareness and greater financial resources. Because the sales cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and because the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce, we believe that this change in focus has caused the rate of our revenue growth to moderate from prior periods. As a result of this shift in business mix and partially as a result of a general price increase that we effected in early 2000, approximately 75 customer contracts were terminated, either by us or by the customer, during 2000. As of December 31, 2000, we had approximately 70 customers. Also as a result of this shift in business mix and a general price increase we implemented early in 2000, average annual revenue per customer excluding one-time business development revenues increased from $43,200 for 1999 to $119,500 for 2000. We expect revenue to increase during 2001 as we add new customers and sell new services. Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

    COST OF REVENUE

    Cost of revenue increased from $1.1 million in 1999 to $5.0 million in 2000, an increase of $3.9 million. Cost of revenue was not material during 1998. Cost of revenue consists of costs for both direct customer support and support to end-users of our customers' sites, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. The $3.9 million increase in cost of revenue from 1999 to 2000 resulted primarily from the continued development and expansion of our customer support and end-user customer service organizations and costs related to our U.S. and international data centers, including depreciation of network equipment and fees paid for bandwidth and third-party network providers. The increase in cost of revenue from 1998 to 1999 was primarily due to increases in personnel-related expenses relating to the increase in our employee base across all functions to support our anticipated growth, and, to a lesser extent, an increase in costs for the provision and maintenance of the FairMarket Network.

    Gross profit increased to 58.3% for 2000 compared to 50.4% for 1999. This increase was primarily attributable to an increase in revenue at a higher rate than the increase in cost of revenue over these periods. The gross profit reported above is not necessarily indicative of gross profit for future periods. While gross profit is expected to increase in the future, actual gross profit may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs.

    SALES AND MARKETING

    Sales and marketing expenses increased to $23.5 million in 2000 from $8.1 million in 1999 and $683,000 in 1998. The $15.4 million increase in sales and marketing expenses from 1999 to 2000 was primarily due to an increase in advertising expense, an increase in salaries and related expenses resulting from an increase in the average number of sales and marketing employees over that period, an increase in fees paid to outside contract service providers and expanded marketing programs. Sales and marketing expenses for 2000 include
$10.0 million for advertising services purchased from Excite, Inc. under the terms of our original auction services agreement with Excite, now known as At Home Corporation. In connection with the restructuring of our relationship with At Home in December 2000, we purchased an incremental $500,000 for advertising services from At Home as part of the termination of the original Excite agreement. The $7.4 million increase in sales and marketing expenses from 1998 to 1999 resulted primarily from the building of a sales and marketing organization and the commencement during the second half of 1999 of a significant increase in advertising and promotional activities. Sales and marketing expenses for 1999 include $2.5 million for advertising services purchased from Excite under the terms of the original Excite agreement.

    We believe that sales and marketing expenses will decrease in 2001 compared to 2000 primarily as a result of the termination of the original auction services agreement with Excite and the resulting elimination of our obligation to purchase $2.5 million per quarter in banner advertising from Excite.

    DEVELOPMENT AND ENGINEERING

    Development and engineering expenses increased to $8.9 million in 2000 from $2.0 million in 1999 and $314,000 in 1998. The $6.9 million increase in development and engineering expenses from 1999 to 2000 was primarily due to an increase in salaries and related expenses resulting from an increase in the number of development and engineering employees in 2000 compared to 1999. The increase of $1.7 million from 1998 to 1999 was primarily due to the hiring of additional engineering personnel and other engineering costs incurred to enhance and scale our online auction system and the FairMarket Network. We believe that development and engineering expenses will decrease in 2001 compared to 2000 primarily as a result of slightly lower headcount in 2001 as compared to 2000.

    Our policy is to capitalize development and engineering costs associated with the design and implementation of our operating systems, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $310,000 and $468,000 in 2000 and 1999, respectively. These costs are being amortized over 36 months, which is the expected useful life of the software.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased to $13.0 million in 2000 from $2.7 million in 1999 and $426,000 in 1998. The $10.3 million increase in general and administrative expenses from 1999 to 2000 was primarily due to an increase in salaries and related expenses of $2.7 million resulting from an increase in the average number of employees in our finance and accounting, human resources and legal departments, an increase in depreciation on property and equipment of $2.1 million, an increase in facility costs of $1.8 million related to the expansion of our corporate headquarters in the first quarter of 2000 and costs associated with our new international offices, an increase in legal, accounting and tax fees of $1.2 million, an increase in fees paid to outside contract service providers of $808,000, an increase in insurance costs of $605,000 and an increase in bad debt expense of $644,000. The allowance for doubtful accounts at the beginning of 2000 was $192,000. During 2000, we recognized a charge to earnings of $1.118 million to increase the allowance and wrote off $770,000 of uncollectible accounts. The $2.3 million increase in total general and administrative expenses from 1998 to 1999 was primarily due to building finance and human resources departments combined with external recruiting contractor costs supporting all functional areas. We believe that general and administrative expenses will decrease during 2001 due to further cost containment measures that we plan to take during 2001. The allowance for doubtful accounts at the beginning of 1999 was $0. During 1999, we recognized a charge to earnings of $474,000 to increase the allowance and wrote off $282,000 of uncollectible accounts.

    EQUITY RELATED CHARGES

    Equity related charges consist of the amortization of (1) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (2) the fair value of warrants issued to strategic partners and shares of Series D convertible preferred stock issued to strategic partners at prices below their fair value.

    At December 31, 2000, deferred stock compensation, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled approximately $4.5 million, net of $4.5 million relating to stock options canceled in 2000 and amortization of approximately

$1.6 million in 1999 and $2.8 million in 2000. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. We expect to incur equity related compensation expense of at least $1.7 million in 2001, $1.7 million in 2002, $1.2 million in 2003 and $21,000 in 2004.

    At December 31, 2000, equity related charges, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled approximately $47.5 million, net of amortization of approximately
$14.5 million and $3.7 million in 2000 and 1999, respectively. This amount is being amortized ratably over the terms of the related agreements, from three to five years. We expect to incur equity related charges of at least $22.9 million in 2001, $15.1 million in 2002, $5.7 million in 2003 and $3.8 million in 2004.

    INTEREST INCOME, NET

    Interest income increased to $4.5 million in 2000 from $521,000 in 1999 and $31,000 in 1998. The $4.0 million increase in interest income from 1999 to 2000 was primarily due to a higher average cash balance during 2000 compared to 1999. The increase is primarily the result of interest earned on cash, cash equivalents and investments, particularly interest earned on the $14.0 million in net proceeds from the issuance of shares of our Series D convertible preferred stock in August and September 1999 described below, combined with interest earned on the $89.1 million in net proceeds from our initial public offering in March 2000.

    The increase in interest income of $490,000 from 1998 to 1999 was primarily due to a higher average cash balance during 1999 compared to 1998. The average cash balance increased in 1999 compared to 1998 primarily due to the sale of shares of our convertible preferred stock, partially offset by increases in the use of cash in operations and in investing activities. In February 1999, we completed the sale of approximately 6,168,000 shares of our Series C convertible preferred stock, the net cash proceeds of which totaled approximately
$10.5 million, and in August and September 1999, we completed the sale of 1,250,000 and 750,000 shares, respectively, of our Series D convertible preferred stock, the net cash proceeds of which totaled approximately
$14.0 million.

    MICROSOFT AND EXCITE CONTRACTS

    Our auction services agreement with Microsoft, which we entered into in July 1999, provides that, if Microsoft drives more than a specified number of Internet users to the FairMarket Network through the Microsoft Internet portal sites, we will guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. If Microsoft meets its minimum annual traffic guarantee but such increase in traffic does not produce sufficient revenue to meet the minimum guaranteed revenue, we will have a financial obligation to Microsoft. This obligation will be an amount equal to the difference between the minimum guaranteed payment and Microsoft's portion of fees actually collected. Our agreement with Microsoft provided for minimum guaranteed revenue of $5.0 million for the first contract year and provides for minimum guaranteed revenue of $10.0 million, $10.0 million, $15.0 million and $20.0 million for the second, third, fourth and fifth contract years, respectively. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. While we do not expect that we will be required to make any payment under the minimum guaranteed revenue provisions for the second contract year based on results of the first contract year, any payments we have to make to satisfy the minimum guaranteed revenue levels under this agreement could have a material adverse effect on our business, financial condition and results of operations.

    We defer recognition of revenue on our share of transaction fees under the Microsoft agreement until Microsoft receives the minimum guaranteed revenue or until it fails to meet its performance targets. At December 31, 2000, we had deferred $11,000 of transaction fee revenue related to the agreement with Microsoft.

    In December 2000, we restructured our relationship with Excite, now known as At Home Corporation, by terminating our original auction services agreement with Excite and entering into a new Outlet Center agreement. Under the termination agreement, FairMarket purchased an incremental $500,000 in banner advertising from At Home during the fourth quarter of 2000, which is reflected as an expense in the quarter, and also licensed a permission-based email marketing database from an affiliate of At Home for $3.5 million, which was paid during the fourth quarter of 2000 and is being amortized over its useful life in 2001. As a result of the termination of the original Excite agreement, we were released from our obligation to purchase a remaining $7.5 million of online banner and other advertising services under the original agreement, and we released any exclusive rights to provide auction services to consumers on the Excite network. Under the new Outlet Center agreement, which has an initial term of 18 months, we have agreed to provide an Excite-branded version of our Outlet Center service, on which auction, falling price and fixed price listings of our merchant customers are made available for display to and purchase by users of the Excite network.

    Our original agreement with Excite also contained a provision similar to the provision in the Microsoft agreement described above, except that the agreement with Excite provided for minimum guaranteed revenue of $0.8 million for the first contract year. Excite did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. At
December 31, 1999, we had deferred $23,000 of transaction fee revenue from Microsoft and Excite under these agreements.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering in March 2000, we financed our operations primarily through private sales of capital stock, the net proceeds of which totaled approximately $27.1 million as of December 31, 1999. In
March 2000, we sold 5,750,000 shares of common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. At December 31, 2000, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled approximately $77.9 million.

    Cash used in operating activities was approximately $24.4 million for 2000 and $5.9 million for 1999. Net cash flows from operating activities in 2000 reflect a net loss of $51.3 million reduced by non-cash charges for advertising of $10.3 million and amortization of deferred compensation and equity related charges of $17.3 million. Net cash flows from operating activities in 1999 reflect a net loss of $16.5 million reduced by non-cash charges for advertising of $2.2 million and amortization of deferred compensation and equity related charges of $5.3 million. To a lesser extent, net cash flows from operating activities for each period reflect an increase in accounts receivable, prepaid expenses and other current assets and a change in accounts payable, offset in part by increases in deferred revenue and accrued expenses. Included in the increase of prepaid expenses and other current assets for 2000 is $3.5 million paid during the fourth quarter of 2000 to license a permission-based email marketing database from an affiliate of At Home. This amount will be amortized over the useful life of the asset in 2001.

    Cash used in investing activities was $19.9 million in 2000 and $8.1 million in 1999. Net cash used in investing activities for 2000 and 1999 includes $12.9 million and $2.0 million, respectively, for the purchase of marketable securities, net, and $7.0 million and $4.3 million, respectively, for the purchase of property and equipment, net of capital lease obligations of $345,000 at December 31, 2000. During 2000 and 1999, we purchased computers and servers at a total cost of $4.6 million and $3.5 million, respectively, to support the expansion of the FairMarket Network both domestically and internationally (including the opening of data centers in England and Australia) and to provide computers and equipment for new employees, as well as furniture and fixtures and leasehold improvements at a total cost of $2.3 million and $850,000 for 2000 and 1999, respectively, primarily in connection with the buildout and relocation of our corporate headquarters during the first quarter of 2000. We expect that our capital expenditures will be approximately
$2.0 million in 2001, primarily for the purchase of computer related equipment.

    Cash provided by financing activities was $94.5 million in 2000 and $24.5 million in 1999. Cash provided by financing activities in 2000 includes proceeds of $89.1 million from our initial public offering, net of expenses of $8.6 million. In addition, in connection with our initial public offering, Excite paid to us $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock for cash consideration of $17.5 million in the third quarter of 1999, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite. The cash consideration withheld was recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheet as of December 31, 1999. The subscription receivable was reduced by Excite's payment of $5.0 million in connection with our initial public offering and by the advertising we purchased from Excite totaling $10.0 million in 2000 and $2.5 million in 1999. Cash provided by financing activities in 1999 consists of the proceeds from private sales of shares of our convertible preferred stock.

    We expect our operating expenses to decrease in 2001 compared to 2000 and expect to fund these expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that the net proceeds from our initial public offering and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME" AND OTHER SIMILAR EXPRESSIONS WHICH PREDICT OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS. YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS.

    SOME OF THE FACTORS THAT MIGHT CAUSE THESE DIFFERENCES INCLUDE THOSE SET FORTH BELOW. YOU SHOULD CAREFULLY REVIEW ALL OF THESE FACTORS, AND YOU SHOULD BE AWARE THAT THERE MAY BE OTHER FACTORS THAT COULD CAUSE THESE DIFFERENCES. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON INFORMATION, PLANS AND ESTIMATES AT THE DATE OF THIS FORM 10-K, AND WE DO NOT PROMISE TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

RISKS RELATED TO OUR BUSINESS

    BECAUSE WE HAVE ONLY BEEN IN BUSINESS FOR A SHORT TIME, OUR BUSINESS IS DIFFICULT TO EVALUATE, OUR BUSINESS STRATEGY MAY NOT SUCCESSFULLY ADDRESS RISKS WE FACE AND YOUR BASIS FOR EVALUATING US IS LIMITED.

    We were formed in February 1997 and we began to execute our current business model involving the offering of outsourced, private-label auction solutions in December 1998, which we have since expanded to include additional transaction pricing and extended marketing and distribution capabilities. While a high percentage of our operating expenses are and will continue to be fixed in the short term, our operating expenses are largely based on unpredictable revenue trends. Because of our limited operating history, our business strategy may not successfully address all of the risks we face, and you have limited operating and financial data about our business upon which to base an evaluation of our performance.

    We face the following risks, expenses and difficulties as a company seeking to develop a new Internet-based service:

    - if we fail to attract and retain quality customers we may be unable to generate sufficient revenue to support our business;

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

    WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES IN THE NEAR FUTURE.

    For the year ended December 31, 2000, we incurred a net loss of approximately $51.3 million, which represented approximately 432% of our revenue for the same period. As of December 31, 2000, we had an accumulated deficit of approximately $69.8 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve operating cash flow breakeven during the first quarter of 2002, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology, in the marketing and promotion of our service offerings and in our services organization. Any such investment will depend on the availability of funds.

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

    We believe that, with the proceeds of our March 2000 initial public offering, we have sufficient capital to meet our anticipated cash needs for working capital and operating resource expenditure requirements for at least the next 12 months. While it is our goal to achieve operating cash flow breakeven during the first quarter of 2002, we cannot assure you that we will meet that goal or achieve profitable operations. Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements. We may not be able to find additional financing, if required, on favorable terms or at all.

    WE MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

    The success of our business model depends in large part on our ability to increase our number of customers. The market for our services may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. Some potential customers may not want to join the FairMarket Network because they are concerned about the possibility of their products being listed together with their competitors' products. During the second half of 2000, we increased our sales focus on larger retailers and manufacturers with higher brand awareness and greater financial resources. The sales cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce. If we cannot continue to bring new customers to the FairMarket Network on a timely basis or at all, or if we cannot maintain our existing customer base, we may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain our business.

    OUR CUSTOMERS MAY NOT SUCCESSFULLY DRIVE USER TRAFFIC FROM THEIR MAIN WEB SITES TO THEIR DYNAMIC PRICING SITES.

    Our success will also depend in part on increases in the amount of traffic and the number of transactions on our customers' FairMarket-powered sites. For this to occur, our existing customers must drive sufficient numbers of users to their auction and other dynamic pricing sites, they must devote sufficient resources to making their sites attractive to buyers and sellers and there must be demand for the products being offered on those sites. We cannot assure you that our customers will be successful in accomplishing any of these objectives and their failure to do so could impede our growth and adversely affect our business.

    BUYERS AND SELLERS MIGHT NOT ADOPT ONLINE AUCTION OR OTHER DYNAMIC PRICING SOLUTIONS AS A MEANS FOR BUYING AND SELLING GOODS AND SERVICES.

    Online auction and other dynamic pricing solutions are relatively new methods of buying and selling that market participants may not adopt at levels sufficient to sustain our business. Traditional purchasing is often based on long-standing relationships or familiarity with sellers. For online dynamic pricing solutions to succeed, buyers and sellers must adopt new purchasing practices. Buyers must be willing to rely less upon traditional relationships in making purchasing decisions, and merchants and Internet communities must be willing to offer products for sale through online dynamic pricing solutions. We cannot assure you that buyers, merchants or Internet communities will choose to utilize online dynamic pricing solutions at levels sufficient to sustain our business.

    BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

    The U.S. market for e-commerce services is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition to competition from internally-developed solutions by individual organizations, our primary direct competitors are the following providers of hosted auction services: bid.com, Bidland, DealDeal.com and Siebel Systems/OpenSite. We also face competition for customers from third party providers in the following areas:

    - software providers and application service providers such as: Ariba, Auction Broker, Commerce One, Moai Technologies and Siebel
      Systems/OpenSite;

    - destination auction and auction aggregation sites such as: Amazon.com, Andale, AuctionWatch.com, AuctionWorks, eBay, GoTo Auctions and Yahoo! Auctions; and

    - e-commerce vendors such as ATG, Broadvision, IBM and OpenMarket who either have or may extend their offerings to incorporate capabilities similar to those offered by our services.

    The principal competitive factors are the quality and breadth of services provided, potential for successful transaction activity and price. E-commerce markets are characterized by rapidly changing technologies and frequent new product and service introductions. We may fail to introduce new online pricing formats and features on a timely basis or at all. If we fail to introduce new service offerings or to improve our existing service offerings in response to industry developments, or if our prices are not competitive, we could lose customers, which could lead to a loss of revenues.

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

    OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT, TRAIN OR RETAIN KEY PERSONNEL.

    Our future success will depend, in part, on attracting, training and retaining qualified management, marketing and technical personnel. We do not know whether we will be successful in hiring, training or retaining qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. In October 2000, we implemented a workforce reduction in which we eliminated 35 positions. We experienced some attrition in personnel prior to and following the workforce reduction and we may experience additional attrition in the future. Our inability to hire and adequately train qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand our operations.

    WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND IN INTERNATIONAL MARKETS.

    A component of our strategy is to expand internationally by attracting customers outside the U.S. For the year ended December 31, 2000, revenue under contracts with customers outside the U.S. was less than 10% of our total revenue. We believe that significant opportunities exist in international markets, and it is our intention to compete in certain of these markets. During 2000, we opened offices in England, Australia and Germany. We may expand our operations to serve other countries in the future. Expansion in our existing international markets and into new international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will be successful in expanding in international markets.

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

    - potentially adverse tax consequences; and

    - political instability.

    Any of the above factors could adversely affect the success of our international operations. To the extent we expand our international operations, we will become more exposed to the above risks. To the extent we have increasing portions of our revenues denominated in foreign currencies, we will become subject to increased risks relating to foreign currency exchange rate fluctuations. We cannot assure you that one or more of the factors discussed above will not have a material adverse effect on our international operations and, consequently, on our ability to expand our business and increase our revenue.

    WE MAY ENTER INTO STRATEGIC ALLIANCES OR LICENSE TECHNOLOGIES TO EXPAND OUR BUSINESS OR SERVICE OFFERINGS BUT MAY NOT BE SUCCESSFUL IN DOING SO.

    In addition to internal development of new technologies, our future success may depend to a certain degree on our ability to enter into and implement strategic alliances to expand our product and service offerings and our distribution channels and/or to jointly market or gain market awareness for our service offerings. For example, during the first quarter of 2001 we announced that we are expanding our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay, with this offering expected to be available early in the second quarter of 2001. We may enter into similar relationships with other online service providers. We may also expand our service offerings by licensing or purchasing complementary technologies from third parties. For example, during the first quarter of 2001 we announced that we have licensed certain real-time e-business infrastructure software from TIBCO Software Inc. to enable us to provide real-time messaging infrastructure. We cannot assure you that we will be successful in identifying or developing such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

    OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

    Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology and systems designs. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours.

    We applied for patents on aspects of our technology and processes and those applications are pending with the U.S. Patent and Trademark Office. We do not know whether any patents will be issued. Even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us. We have also applied for trademark registrations for some of our brand names and our marketing materials are copyrighted, but these protections may not be adequate. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we provide services. We may, at times, have to incur significant legal costs and spend time defending our copyrights and, if issued, our service marks and patents. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

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

    OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR OUR SERVICE OFFERING.

    Through distributors, we license a variety of commercially-available Microsoft technologies, including our database software and Internet server software, which is used in our services and systems to perform key functions. As a result, we are to a certain extent dependent upon Microsoft continuing to maintain these technologies. We cannot assure you that we would be able to replace the functionality provided by the Microsoft technologies on commercially reasonable terms or at all. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on our business, financial condition and results of operations.

    OUR SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF OUR CUSTOMERS.

    Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of our services and our ability to attract and retain customers. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our service, or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. We currently maintain separate systems in the U.S., England and Australia; we plan to relocate our Australia system to the U.S. during the second quarter of 2001. Any failure to expand or upgrade our systems could have a material adverse effect on our results of operations and financial condition by reducing or interrupting revenue flow and by limiting our ability to attract new customers. Any such failure could also have a material adverse effect on the business of our customers, which could damage our reputation and expose us to a risk of loss or litigation and potential liability. The majority of the server capacity of our systems for each of the countries named above is currently not utilized.

    A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS.

    Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose us to litigation and potential liability. In the past, we have discovered errors in our software or software of others used in our operating systems after its incorporation into our systems. We cannot assure you that undetected errors or performance problems in our existing or future services will not be discovered or that known errors considered minor by us will not be considered serious by our customers. We have experienced periodic minor system interruptions, which may continue to occur from time to time. Most of our contracts provide for the payment or credit to the customer of specified money damages (based on the monthly service fee paid by the customer) if we are unable to maintain specified levels of service based on downtime of either their FairMarket-hosted sites or our centralized service over a specified period, typically one month. The total dollar amount of our potential payment or credit obligations under these provisions if the service levels specified in all of those agreements were not met over the typical one month measurement period could be material. In addition, certain of our contracts also provide the customer with the right to terminate the contract if we are unable to maintain a minimum specified level of service. Performance problems in our technology could also damage our reputation which could reduce market acceptance of our services and lead to a loss of revenues.

    THE FUNCTIONING OF OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD BE DISRUPTED BY FACTORS OUTSIDE OUR CONTROL.

    Our success depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating our U.S. service is currently located at the facilities of NaviSite, Inc. in Andover, Massachusetts, and substantially all of our computer hardware for operating our Australia and U.K. services are located at third party hosting centers in those countries. We plan to relocate our Australia system to NaviSite in the U.S. during the second quarter of 2001. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not currently have a backup system in place for any given system; however, any one of our systems could temporarily be utilized as a backup system if a disaster should occur on any of our other systems. Despite any precautions we take or plan to take, the occurrence of a natural disaster or other unanticipated problems at any third party hosting facility could result in interruptions in our services. In addition, if any third party hosting service fails to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruption, interruptions in our service could result. Any damage to or failure of our systems could result in reductions in, or terminations of, our service, which could have a material adverse effect on our business, results of operations and financial condition.

    OUR BUSINESS MAY SUFFER IF BUYERS AND SELLERS DO NOT MAKE PAYMENTS OR DELIVER GOODS.

    Our future success will depend to some extent upon sellers on customer sites reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. Our customers have received in the past, and we anticipate that they will receive in the future, communications from sellers and buyers who did not receive the purchase price or the goods that were to have been exchanged. Neither we nor our customers have the ability to require end-users to make payments or deliver goods or otherwise make end-users whole. Our customers also periodically receive complaints from buyers as to the quality of the goods purchased. We are unaware of any complaints that have materially impacted our customers' businesses in a detrimental manner. Neither we nor our customers have the ability to determine the level of such complaints that are made directly between buyers and sellers. We expect that both we and our customers will continue to receive requests from end-users requesting reimbursement or threatening legal action against either our customers or us if no reimbursement is made.

    WE MAY HAVE TO MONITOR OR CONTROL ACTIVITIES ON CUSTOMER SITES.

    The law relating to the liability of providers of online services for the activities of users of their services is currently unsettled in the U.S. and in other countries. Our service automatically screens by key word all listings submitted by end-users for pornographic material. We also have notice and take-down procedures related to infringing and illegal goods. These procedures are not foolproof and goods that may be subject to regulation by U.S. local, state or federal authorities or local foreign authorities could be sold through our service. These goods include, for example, firearms, alcohol and tobacco. We cannot assure you that we will be able to prevent the unlawful exchange of goods on our service or that we will successfully avoid civil or criminal liability for unlawful activities carried out by users through our service. The potential imposition of liability for unlawful activities of end-users of our customers could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or to discontinue one or more of our service offerings. Any costs incurred as a result of such liability or asserted liability would harm our results of operations.

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

RISKS RELATED TO OUR INDUSTRY

    OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AND ONLINE COMMERCE.

    Our future revenues and profits depend upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by merchants and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is an emerging market. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. Growth in our customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods. For us to be successful, these market participants must accept and use novel ways of conducting business and exchanging information.

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

    GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE OUR GROWTH OR ADD TO OUR OPERATING COSTS.

    Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' auction sites. We have adopted and are further refining our policies and practices to qualify for one or more of these safe harbors, but we cannot assure you that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain. Similarly, the recently enacted Online Services Act in Australia and the Internet Watch Foundation in the U.K. (a body funded by Internet service providers, the U.K. government and U.K. law enforcement agencies) provide or operate notice and take-down procedures with respect to certain types of content, but the extent, if any, to which those procedures provide a safe harbor is uncertain.

    In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The recently adopted European Union Directive on the Protection of Personal Data may affect our ability to expand in Europe if we or our customers do not afford adequate privacy to end-users of our customers' sites. Similar legislation was recently passed in Canada and Australia and may have a similar effect. The Canadian law will be implemented in stages over the next few years, while the Australian Amendment (Privacy Sector) Act 2000 becomes effective in December 2001, with an additional 12 months extended to small businesses. We do not sell personal user information from our customers' sites. As between FairMarket and our customers, the personal user information belongs to the customer, not FairMarket, and each site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding the FairMarket Network, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, we cannot assure you that our customers' sites will be considered compliant.

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

    NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

    In the U.S., we do not collect sales or other similar taxes on goods sold by customers and users through customers' FairMarket-powered sites or service taxes on fees paid by end-users of those sites. The Internet Tax Freedom Act of 1998, which expires on October 21, 2001, prohibits the imposition of taxes on internet access services and new taxes on electronic commerce by U.S. federal and state taxing authorities. However, after the expiration of the Internet Tax Freedom Act, one or more states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Many non-U.S. countries impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. We do not collect sales or other similar taxes on goods sold by customers and/or users of our customers' sites in Australia or the U.K. However, we have modified our systems in each of those countries to enable value-added or goods and services taxes to be charged and collected with respect to site usage fees. A successful assertion by one or more states or any foreign country that we or our customers should collect sales or other taxes on the exchange of merchandise or, in the U.S., site usage fees or that we or our customers should collect Internet-based taxes could impair our revenue and our ability to acquire and retain customers.

    THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

    A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. A compromise or breach of the technology used to protect our customers' and their end-users' transaction data could result from, among other things, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments. Any such compromise could have a material adverse effect on our reputation and, therefore, on our business, results of operations and financial condition. Furthermore, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. In April 1999, unauthorized persons gained access to the www.fairmarket.com web site and replaced the home page with a web page of their own. There was no compromise of our operating system. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. We currently have practices and procedures in place to protect the confidentiality of our customers' and their end-users' information. However, our security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, and our exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information we possess. To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

    WE COULD BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS AND THIRD PARTY LIABILITY CLAIMS RELATED TO PRODUCTS AND SERVICES PURCHASED THROUGH OUR CUSTOMERS' SITES.

    Any errors, defects or other performance problems in our services and systems could result in financial or other damages to our customers. Although our agreements with our customers typically contain provisions designed to limit our exposure to claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions.

    In addition, we may not be able to successfully avoid civil or criminal liability for problems related to the products and services sold on customer sites. Even if we are successful, any such claims or litigation could still require expenditure of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue service offerings or to take precautions to ensure that products and services are not available on customer sites.

    Moreover, deliveries of products purchased on customer sites that are nonconforming, late or are not accompanied by information required by applicable law or regulations, could expose us to liability or result in decreased adoption and use of those sites and therefore our services, which would lead to decreased revenue.

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

    The holders of a substantial portion of our common stock (including at least approximately 12.8 million shares held by former holders of our Series C and D convertible preferred stock and approximately 5.4 million shares issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

    We do not use derivative financial instruments for investment purposes and only invest in financial instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits the amount of credit exposure of any one issue, issuer, and type of investment. Due to the conservative nature of our investments, we do not believe that we have a material exposure to interest rate risk.

FOREIGN CURRENCY RISK

    International sales are made mostly from FairMarket's foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. FairMarket is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the year ended December 31, 2000 was not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                FAIRMARKET, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     36

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     37

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................     38

Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss for the years ended December 31,
  2000, 1999 and 1998.......................................     39

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................     40

Notes to Consolidated Financial Statements..................     41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FairMarket, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows present fairly, in all material respects, the financial position of FairMarket, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform and audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 12, 2001

                                FAIRMARKET, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $61,126    $11,060
  Marketable securities.....................................   14,978      2,019
  Restricted cash...........................................    1,800      1,800
  Accounts receivable, net of allowance of $540 and $192 at
    December 31, 2000 and 1999, respectively................    2,014        878
  Prepaid expenses..........................................    1,051        187
  Other assets..............................................    3,617         50
                                                              -------    -------
    Total current assets....................................   84,586     15,994
Property and equipment, net.................................    8,863      4,077
                                                              -------    -------
    Total assets............................................  $93,449    $20,071
                                                              =======    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,167    $ 1,431
  Deferred revenue..........................................    1,006        595
  Accrued expenses..........................................    3,141      1,663
  Current portion of long-term lease obligation.............      197         --
                                                              -------    -------
    Total current liabilities...............................    5,511      3,689
Long-term lease obligation..................................      148         --
Other long-term liabilities.................................      508         --
                                                              -------    -------
    Total liabilities.......................................    6,167      3,689
                                                              -------    -------
Commitments and contingencies (Notes 9 and 10)
Series D convertible preferred stock, $0.001 par value; 0
  shares authorized, issued and outstanding at December 31,
  2000; 10,000,000 shares authorized, 2,500,000 shares
  issued and outstanding (entitled in liquidation to
  $17,500,000) at December 31, 1999 subject to a put option
  at $7 per share...........................................       --     17,500
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
  authorized, 0 shares issued and outstanding at
  December 31, 2000; 1,187,115 shares authorized, 0 shares
  issued and outstanding at December 31, 1999...............       --         --
Series A convertible preferred stock, $0.001 par value; 0
  shares authorized, issued and outstanding at December 31,
  2000; 754,603 shares authorized, issued and outstanding
  (entitled in liquidation to $500,000), net of issuance
  costs, at December 31, 1999...............................       --        498
Series B convertible preferred stock, $0.001 par value; 0
  shares authorized, issued and outstanding at December 31,
  2000; 1,890,000 shares authorized, issued and outstanding
  (entitled in liquidation to $2,100,000), net of issuance
  costs, at December 31, 1999...............................       --      2,083
Series C convertible preferred stock, $0.001 par value; 0
  shares authorized, issued and outstanding at December 31,
  2000; 6,168,282 shares authorized, issued and outstanding
  (entitled in liquidation to $10,572,435), net of issuance
  costs, at December 31, 1999...............................       --     10,527
Series D convertible preferred stock, $0.001 par value; 0
  shares authorized, issued and outstanding at December 31,
  2000; 10,000,000 shares authorized, 5,000,000 shares
  issued and outstanding (entitled in liquidation to
  $35,000,000), net of issuance costs, at December 31,
  1999......................................................       --     39,470
Common stock, $0.001 par value; 90,000,000 authorized,
  28,689,817 shares issued and outstanding at December 31,
  2000; 36,000,000 shares authorized, 5,243,226 shares
  issued and outstanding at December 31, 1999...............       29          5
Additional paid-in capital..................................  209,038     40,136
Deferred compensation and equity related charges............  (51,991)   (60,026)
Stock subscription receivable...............................       --    (15,312)
Accumulated other comprehensive loss, net...................      (28)        --
Accumulated deficit.........................................  (69,766)   (18,499)
                                                              -------    -------
Total stockholders' equity (deficit)........................   87,282     (1,118)
                                                              -------    -------
Total liabilities and stockholders' equity..................  $93,449    $20,071
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                FAIRMARKET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Revenue.....................................................  $ 11,866    $  2,121     $     4
Operating expenses:
  Cost of revenue, exclusive of $224, $83 and 0 in 2000,
    1999 and 1998, respectively, reported below as equity
    related charges.........................................     4,950       1,051          --
  Sales and marketing, exclusive of $15,355, $4,734 and 0 in
    2000, 1999 and 1998, respectively, reported below as
    equity related charges..................................    23,515       8,123         683
  Development and engineering, exclusive of $858, $330 and 0 in 2000, 1999 and 1998, respectively, reported below as
    equity related charges..................................     8,873       1,959         314
  General and administrative, exclusive of $841, $175 and 0
    in 2000, 1999 and 1998, respectively, reported below as
    equity related charges..................................    13,045       2,691         426
  Equity related charges....................................    17,278       5,322          --
                                                              --------    --------     -------
    Total operating expenses................................    67,661      19,146       1,423
                                                              --------    --------     -------
Loss from operations........................................   (55,795)    (17,025)     (1,419)
Interest income.............................................     4,545         521          31
Interest expense............................................        --          (5)         --
Other expense...............................................       (17)         --          --
                                                              --------    --------     -------
Net loss....................................................  $(51,267)   $(16,509)    $(1,388)
                                                              ========    ========     =======
Basic and diluted net loss per common share.................  $  (2.15)   $  (3.30)    $ (0.30)
Shares used to compute basic and diluted net loss per common
  share.....................................................    23,811       5,010       4,571

   The accompanying notes are an integral part of the consolidated financial statements

                                FAIRMARKET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                            NUMBER OF SHARES
                                    ----------------------------------------------------------------
                                     SERIES A      SERIES B      SERIES C      SERIES D                 SERIES A      SERIES B
                                    CONVERTIBLE   CONVERTIBLE   CONVERTIBLE   CONVERTIBLE              CONVERTIBLE   CONVERTIBLE
                                     PREFERRED     PREFERRED     PREFERRED     PREFERRED     COMMON     PREFERRED     PREFERRED
                                       STOCK         STOCK         STOCK         STOCK       STOCK        STOCK         STOCK
                                    -----------   -----------   -----------   -----------   --------   -----------   -----------
Balance at December 31, 1997......      755          1,170            --            --        4,430       $ 498        $ 1,288
Issuance of common stock..........                                                              334
Issuance of Series B convertible
  preferred stock, net............                     720                                                                 795
Net loss..........................
                                       ----         ------                                   ------       -----        -------
Balance at December 31, 1998......      755          1,890                                    4,764         498          2,083
Issuance of common stock..........                                                              479
Issuance of Series C convertible
  preferred stock, net............                                 6,168
Issuance of Series D convertible
  preferred stock, net............                                               7,500
Deferred compensation related to
  employee stock options..........
Issuance of warrants..............
Equity related charges............
Non-cash advertising..............
Net loss..........................
                                       ----         ------                                   ------       -----        -------
Balance at December 31, 1999......      755          1,890         6,168         7,500        5,243         498          2,083
Conversion of convertible
  preferred stock.................     (755)        (1,890)       (6,168)       (7,500)      16,313        (498)        (2,083)
Comprehensive loss:
  Net loss........................
  Foreign currency translation
    adjustment....................
  Unrealized gain on marketable
    securities....................
  Comprehensive loss..............
Issuance of common stock upon the
  Company's initial public
  offering, net of offering
  costs...........................                                                            5,750
Excite payment....................
Remeasurement of shares issued to
  Excite..........................
Deferred compensation related to
  employee stock options..........
Cancellation of employee stock
  options.........................
Equity related charges............
Non-cash advertising..............
Issuance of common stock upon
  exercise of employee stock
  options.........................                                                              525
Issuance of common stock under
  employee stock purchase plan....                                                               84
Issuance of common stock to
  employees.......................                                                               50
Exercise of Lycos warrants........                                                              725
                                       ----         ------        ------        ------       ------       -----        -------
Balance at December 31, 2000......       --             --            --            --       28,690       $  --        $    --
                                       ====         ======        ======        ======       ======       =====        =======


                                                                                          DEFERRED
                                     SERIES C      SERIES D                ADDITIONAL   COMPENSATION
                                    CONVERTIBLE   CONVERTIBLE    COMMON     PAID-IN      AND EQUITY        STOCK
                                     PREFERRED     PREFERRED    STOCK AT   CAPITAL AT      RELATED      SUBSCRIPTION
                                       STOCK         STOCK        PAR         PAR          CHARGES       RECEIVABLE
                                    -----------   -----------   --------   ----------   -------------   ------------
Balance at December 31, 1997......                                $ 4       $     33                      $    (50)
Issuance of common stock..........                                                29
Issuance of Series B convertible
  preferred stock, net............                                                                              50
Net loss..........................
                                                                  ---       --------                      --------
Balance at December 31, 1998......                                  4             62                            --
Issuance of common stock..........                                  1            226
Issuance of Series C convertible
  preferred stock, net............   $ 10,527
Issuance of Series D convertible
  preferred stock, net............                 $ 39,470                               $(25,500)        (17,500)
Deferred compensation related to
  employee stock options..........                                            10,137       (10,137)
Issuance of warrants..............                                            29,711       (29,711)
Equity related charges............                                                           5,322
Non-cash advertising..............                                                                           2,188
Net loss..........................
                                                                  ---       --------                      --------
Balance at December 31, 1999......     10,527        39,470         5         40,136       (60,026)        (15,312)
Conversion of convertible
  preferred stock.................    (10,527)      (39,470)       16         70,062
Comprehensive loss:
  Net loss........................
  Foreign currency translation
    adjustment....................
  Unrealized gain on marketable
    securities....................

  Comprehensive loss..............

Issuance of common stock upon the
  Company's initial public
  offering, net of offering
  costs...........................                                  7         89,142
Excite payment....................                                                                           5,000
Remeasurement of shares issued to
  Excite..........................                                            10,500       (10,500)
Deferred compensation related to
  employee stock options..........                                             2,679        (2,679)
Cancellation of employee stock
  options.........................                                            (4,436)        4,436
Equity related charges............                                                          17,278
Non-cash advertising..............                                                                          10,312
Issuance of common stock upon
  exercise of employee stock
  options.........................                                               179
Issuance of common stock under
  employee stock purchase plan....                                               277
Issuance of common stock to
  employees.......................                                               500          (500)
Exercise of Lycos warrants........                                  1             (1)
                                     --------      --------       ---       --------      --------        --------
Balance at December 31, 2000......   $     --      $     --       $29       $209,038      $(51,991)       $     --
                                     ========      ========       ===       ========      ========        ========


                                     ACCUMULATED
                                        OTHER                                            TOTAL
                                    COMPREHENSIVE    ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                       EXPENSE         DEFICIT           LOSS           EQUITY
                                    --------------   ------------   --------------   -------------
Balance at December 31, 1997......                     $   (602)                       $  1,171
Issuance of common stock..........                                                           29
Issuance of Series B convertible
  preferred stock, net............                                                          845
Net loss..........................                       (1,388)         (1,388)         (1,388)
                                                       --------        ========        --------
Balance at December 31, 1998......                       (1,990)                            657
Issuance of common stock..........                                                          227
Issuance of Series C convertible
  preferred stock, net............                                                       10,527
Issuance of Series D convertible
  preferred stock, net............                                                       (3,530)
Deferred compensation related to
  employee stock options..........                                                           --
Issuance of warrants..............                                                           --
Equity related charges............                                                        5,322
Non-cash advertising..............                                                        2,188
Net loss..........................                      (16,509)        (16,509)        (16,509)
                                                       --------        ========        --------
Balance at December 31, 1999......                      (18,499)                         (1,118)
Conversion of convertible
  preferred stock.................                                                       17,500
Comprehensive loss:
  Net loss........................                      (51,267)       $(51,267)        (51,267)
  Foreign currency translation
    adjustment....................       $(47)                              (47)            (47)
  Unrealized gain on marketable
    securities....................         19                                19              19
                                                                       --------
  Comprehensive loss..............                                     $(51,295)
                                                                       ========
Issuance of common stock upon the
  Company's initial public
  offering, net of offering
  costs...........................                                                       89,149
Excite payment....................                                                        5,000
Remeasurement of shares issued to
  Excite..........................                                                           --
Deferred compensation related to
  employee stock options..........                                                           --
Cancellation of employee stock
  options.........................                                                           --
Equity related charges............                                                       17,278
Non-cash advertising..............                                                       10,312
Issuance of common stock upon
  exercise of employee stock
  options.........................                                                          179
Issuance of common stock under
  employee stock purchase plan....                                                          277
Issuance of common stock to
  employees.......................                                                           --
Exercise of Lycos warrants........                                                           --
                                         ----          --------                        --------
Balance at December 31, 2000......       $(28)         $(69,766)                       $ 87,282
                                         ====          ========                        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                FAIRMARKET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
Cash flows from operating activities:
Net loss....................................................   $(51,267)    $(16,509)    $(1,388)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      2,684          422          50
  Reserve for uncollectible accounts........................        348          192          --
  Value of stock issued for services........................         --          204          29
  Non-cash advertising expense..............................     10,312        2,188          --
  Amortization of deferred compensation and equity related
    charges.................................................     17,278        5,322          --
  Loss on disposal of property and equipment................         17           --          --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (1,484)      (1,070)         31
    Prepaid expenses........................................       (864)        (174)         34
    Other current assets....................................     (3,567)         (30)        (16)
    Accounts payable........................................       (264)       1,364          43
    Accrued expenses........................................      1,478        1,617         (17)
    Deferred revenue........................................        411          595          --
    Other non-current liabilities...........................        508           --          --
                                                               --------     --------     -------
Net cash used in operating activities.......................    (24,410)      (5,879)     (1,234)
Cash flows from investing activities:
  Additions to property and equipment.......................     (7,020)      (4,301)       (200)
  Purchase of marketable securities.........................    (29,426)      (2,019)         --
  Proceeds from maturity of marketable securities...........     16,486           --          --
  Increase in restricted cash...............................         --       (1,800)
  Proceeds from sale of property and equipment..............         26           --          --
                                                               --------     --------     -------
Net cash used in investing activities.......................    (19,934)      (8,120)       (200)
Cash flows from financing activities:
  Repayment of capital lease obligation.....................       (148)          --          --
  Proceeds from issuance of common stock, net of issuance
    costs...................................................     89,605           22          --
  Proceeds from issuance of Series B convertible preferred
    stock, net of issuance costs............................         --           --         795
  Proceeds from issuance of Series C convertible preferred
    stock, net of issuance costs............................         --       10,527          --
  Proceeds from issuance of Series D convertible preferred
    stock, net of issuance costs............................         --       13,970          --
  Collection of subscription receivable.....................      5,000           --          50
                                                               --------     --------     -------
Net cash provided by financing activities...................     94,457       24,519         845
Effect of foreign exchange rates on cash and equivalents....        (47)          --          --
                                                               --------     --------     -------
Net increase (decrease) in cash and equivalents.............     50,066       10,520        (589)
Cash and equivalents, beginning of period...................     11,060          540       1,129
                                                               --------     --------     -------
Cash and equivalents, end of period.........................   $ 61,126     $ 11,060     $   540
                                                               ========     ========     =======
Supplemental schedule of cash flow information:
  Cash paid during the period for interest..................   $      2     $      5          --
  Cash paid during the period for taxes.....................   $     --     $     11     $     7
  Non-cash investing activity:
    Acquisition of assets under capital lease...............   $    493           --          --
  Non-cash financing activity:
    Issuance of warrants to non-employees recorded as a
      deferred charge.......................................         --     $ 29,711          --
    Issuance of Series D convertible preferred stock below
      fair value recorded as a deferred charge..............         --     $ 43,000          --
    Conversion of preferred stock to common stock...........   $ 70,078           --          --

   The accompanying notes are an integral part of the consolidated financial statements.

                                FAIRMARKET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY:

    FairMarket, Inc. (the "Company" or "FairMarket") was formed as a Delaware corporation in February 1997 and is headquartered in Woburn, Massachusetts. From its inception through May 1998, the Company devoted substantially all of its efforts to its initial business model of matching buyers and sellers of computer products and peripherals utilizing the Company's own Internet auction web site. Product sales were transacted directly between the buyer and the seller, with the Company earning a transaction fee based on the dollar amount of completed sales and, beginning in May 1998, a fee for listing products on its auction site. In December 1998, the Company began to execute its business model involving the offering of outsourced, private-label auction solutions, which it has since expanded to include additional transaction pricing and extended marketing and distribution capabilities. In the fourth quarter of 2000, the Company launched its professional services group.

    During 2000, the Company expanded its international operations by opening a full-service office in London, England, early in the year, opening an office in Australia during the summer of 2000 and opening an office in Germany at the end of the year, and forming its wholly-owned subsidiaries, FairMarket UK Ltd., The FairMarket Network Pty Ltd and FairMarket GmbH, respectively. For the year ended December 31, 2000, revenue under contracts with customers outside of the U.S. was less than 10% of total revenue.

    The Company has a single operating segment, providing outsourced, private-label dynamic pricing solutions. The Company has no organizational structure dictated by product lines, geography or customer type. To date, revenue has primarily been derived from services provided to domestic companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of FairMarket and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts.

    MARKETABLE SECURITIES

    The Company has classified its marketable securities as "available for sale." Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity, until realized. Net realized gains and losses on security transactions are determined on the specific identification basis and are

                                FAIRMARKET, INC.

included in interest income. The market value of the Company's marketable securities is based on quoted market prices.

    RISKS AND UNCERTAINTIES

    The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to: market acceptance of the Company's online auction and other e-commerce services; growth of the market for dynamic e-commerce services; the competitive nature of the online markets in which the Company operates; the Company's ability to generate significant revenue to reach profitability; the Company's ability to attract and retain qualified personnel; the Company's ability to retain existing customers and to obtain new customers; the operation and capacity of the Company's network system infrastructure; the Company's ability to expand into new geographic markets and the currency, regulatory and other risks associated with expansion into international markets; and the Company's limited operating history.

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and trade accounts receivable. The Company places its cash, cash equivalents and marketable securities with what the Company believes are high credit quality financial institutions.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost less accumulated depreciation. Costs of major additions and betterments are capitalized; maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. On disposal, the related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                                                       ESTIMATED USEFUL LIFE
                                                       ---------------------
Computer equipment................                            3 years
Furniture and fixtures............                            5 years
Leasehold improvements............          shorter of lease term or asset useful life

    IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are reviewed for impairment whenever events, such as service discontinuance, technological obsolescence, facility closure or other changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using expected, discounted cash flows using the Company's weighted average cost of capital. To date, the Company believes that no such impairment has occurred.

                                FAIRMARKET, INC.

    REVENUE RECOGNITION

    From inception through May 1998, the Company earned revenue by charging buyers and sellers a transaction fee on transactions effected on the Company's former auction site. The Company recognized revenue when the seller shipped the auctioned merchandise to the buyer. From May 1998 through November 1998, the Company also charged sellers a listing fee and recognized this fee as revenue at the conclusion of the auction. In December 1998, the Company began offering an outsourced, private-label auction solution for business merchants and online web communities. In the fourth quarter of 2000, the Company launched its professional services group. The Company derives revenue from application fees, transaction fees and professional services fees.

    Application fees consist of site implementation fees and fixed monthly hosting, support and operating fees. A site implementation fee is generally charged for the initial design, development and implementation of a customer's dynamic pricing site in accordance with the terms of the contract. The site implementation fee is generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period. A fixed monthly hosting fee covers hosting services, direct customer support services, end-user customer support services, services for online billing and collection of fees for community sites, and other monthly operating services provided by the Company. Fixed monthly service fees are recognized as revenue in the month that the service is provided.

    Transaction fees consist of the Company's share of listing fees charged by community customers for the listing of products and services, enhanced listing fees charged by community customers for the prominent display of a particular seller listing and success fees charged to sellers upon a completed sale of a listing. Merchant customers generally pay transaction fees at varying percentages of the gross proceeds from the sale of their listed products and services, whether sold on their sites or on other FairMarket Network sites. Community customers pay transaction fees calculated in one of two ways. Generally, under contracts entered into before 2000, these fees are calculated based on a percentage of the gross proceeds from the sale of the items that are listed through the community site and sold either on the community site or on other FairMarket Network sites. These communities receive a percentage of the gross proceeds from the sale of items that are listed directly on other sites in the FairMarket Network and sold through the community site. Contracts entered into starting in early 2000 generally provide for payment by the community customer of transaction fees with respect to the sale of listings that are placed on the community site that are calculated as a percentage of the transaction fee that the community site charges to its end-users; similarly, for listings that are listed directly through other sites in the FairMarket Network and sold through the community site, the community site receives from the Company a percentage of the success fee that the listing site charges to the listing site's end-user when the listing sells. We record revenue net of amounts shared with our customers. Transaction fees are invoiced and recognized as revenue at the completion of the listing period.

    Professional services fees primarily consist of fees for consulting services provided by the Company related to the Company's outsourced, private-label, dynamic pricing solutions, including business applications, technical customization, integration, e-marketing, usability and other consulting services. Certain professional services fees, including technical customization and integration related to ongoing service relationships, are billed over the term of the service, recorded as deferred revenue and recognized as revenue, ratably, over the remaining term of the service contract. Fees for consulting services, which represent a separate earnings process and are unrelated to ongoing services, including business applications, e-marketing, usability and other consulting services, are generally billed and recognized as revenue in the period the service was provided.

                                FAIRMARKET, INC.

    The Company's agreement with one of its customers provides that if the customer drives a minimum level of Internet traffic to the FairMarket Network through its portal site, the Company guarantees the customer a minimum level of transaction fee revenue regardless of the level of actual revenue realized by the customer (also see Note 10). The Company defers its share of related transaction revenue for this customer until either (i) the customer has earned the minimum level of transaction fee revenue or (ii) it is determined that the customer has not met the minimum traffic requirements.

    ADVERTISING

    All advertising costs are expensed as incurred. During the years ended December 31, 2000, 1999 and 1998, advertising expense totaled $14.7 million, $4.8 million and $8,000, respectively.

    DEVELOPMENT AND ENGINEERING

    Development and engineering costs consist primarily of labor and related costs for the design, deployment, testing and enhancement of the Company's operating systems and are expensed as incurred.

    The Company capitalizes costs associated with the design and implementation of its operating systems, including internally and externally developed software. Expenditures for upgrades and significant enhancements which are at least probable to result in increased functionality of existing software, are capitalized. Costs incurred have related primarily to maintenance and enhancements of existing software and systems, and internal costs eligible for capitalization under the American Institute of Certified Public Accountants' Statement of Position 98-1 were approximately $310,000 in 2000 and $468,000 in 1999. These costs are being amortized over 36 months, which is the expected useful life of the software.

    INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation costs for stock-based employee compensation at fair value. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. Stock-based compensation issued to non-employees is measured and recorded using the fair value method prescribed in SFAS No. 123.

                                FAIRMARKET, INC.

    COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments.

    FOREIGN CURRENCY

    The functional currencies of the Company's foreign subsidiaries are the local currencies. Assets and liabilities of the foreign subsidiaries are remeasured into U.S. dollars at the rates of exchange in effect at the end of the year. Revenue and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation remeasurements are included in other comprehensive loss which is a separate component of stockholders' equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments," an amendment of SFAS No. 133 ("Accounting for Certain Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts ("derivatives") and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company will adopt SFAS No. 138 in 2001, in accordance with SFAS No. 137, which deferred the effective date of SFAS No. 133. To date, the Company has not engaged in derivative or hedging activities and accordingly does not believe the adoption of SFAS
No. 138 will have a material impact on its financial statements and related disclosures.

3.  NET LOSS PER COMMON SHARE:

    Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common shares consist of stock options, convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be antidilutive. At December 31, 2000, there were options to purchase 5,252,000 shares of common stock outstanding and warrants to purchase 4,650,000 shares of common stock outstanding; at December 31, 1999, there were options to purchase 3,711,000 shares of common stock outstanding, 16,313,000 shares of preferred stock convertible into 16,313,000 shares of common stock outstanding and warrants to purchase 5,820,000 shares of common stock outstanding; and at December 31, 1998, there were options to purchase 510,000 shares of common stock outstanding and 2,645,000 shares of preferred stock convertible into 2,645,000 shares of common stock outstanding, all of which have been excluded from the calculation of diluted net loss per common share.

                                FAIRMARKET, INC.

4.  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

    Cash, cash equivalents and marketable securities consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Cash and cash equivalents
  Cash and money market funds.............................  $10,397    $11,060
  Corporate and government commercial paper...............   50,729         --
                                                            -------    -------
Total cash and cash equivalents...........................  $61,126    $11,060
                                                            =======    =======

    Marketable securities classified as available-for-sale consist of the following at December 31, 2000 (in thousands):

                                                 AMORTIZED   UNREALIZED   ESTIMATED
                                                   COST         GAIN      FAIR VALUE
                                                 ---------   ----------   ----------
Commercial paper...............................   $ 9,960    $      --     $ 9,960
Municipal bonds................................     4,999           19       5,018
                                                  -------    ---------     -------
Total marketable securities....................   $14,959    $      19     $14,978
                                                  =======    =========     =======

    There were no unrealized gains or losses at December 31, 1999 as fair value equaled amortized cost.

    Available-for-sale securities by contractual maturity are as follows (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Due within 1 year
  Commercial paper.........................................  $ 9,960     $2,019
  Municipal bonds..........................................    5,018         --
                                                             -------     ------
Total short-term marketable securities.....................  $14,978     $2,019
                                                             =======     ======

5.  RESTRICTED CASH:

    In accordance with an operating lease agreement for its headquarters, the Company has placed a deposit of $1,800,000 with its bank to collateralize a conditional stand-by letter of credit in the name of the landlord (see Note 9). The letter of credit is redeemable only if the Company defaults on the lease under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds.

6.  OTHER ASSETS:

    In December 2000, under the terms of a termination agreement with At Home Corporation, formerly known as Excite, Inc., the Company purchased a permission-based email marketing database for $3.5 million in cash from an affiliate of At Home, which amount was paid during the fourth quarter of 2000 and is included in other assets at December 31, 2000. The email marketing database is being amortized over its estimated useful life in 2001 (see
Note 10).

                                FAIRMARKET, INC.

7.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Computer equipment..........................................   $8,329     $3,682
Furniture and fixtures......................................    1,635        146
Leasehold improvements......................................    1,523         88
Equipment under capital lease...............................      493         --
                                                               ------     ------
                                                               11,980      3,916
Less accumulated depreciation...............................   (3,117)      (481)
                                                               ------     ------
                                                                8,863      3,435
Construction in progress....................................       --        642
                                                               ------     ------
Property and equipment, net.................................   $8,863     $4,077
                                                               ======     ======

    Depreciation expense was $2,684,000, $422,000 and $50,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The accumulated depreciation and amortization of equipment under capital lease was $83,000, $0 and $0 at December 31, 2000, 1999 and 1998, respectively. Assets under capital lease collateralize the related lease obligation.

    The following table presents long-lived assets by geographic area (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
United States...............................................   $7,731     $4,077
United Kingdom..............................................      967         --
Australia...................................................      165         --
                                                               ------     ------
Consolidated................................................   $8,863     $4,077
                                                               ======     ======

8.  ACCRUED EXPENSES:

    Accrued expenses consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Payroll and benefits........................................   $1,059     $  323
Professional fees...........................................      478         44
Advertising expense.........................................      555        639
Other.......................................................    1,049        657
                                                               ------     ------
Total accrued expenses......................................   $3,141     $1,663
                                                               ======     ======

9.  COMMITMENTS AND CONTINGENCIES:

    In February 1998 and April 1999, the Company entered into long-term leases for a total of approximately 12,000 square feet of office space in Woburn, Massachusetts, expiring in 2001 and 2004, respectively. In March and April 2000, the Company entered into separate agreements to sublease

                                FAIRMARKET, INC.

these office spaces following its relocation to its current headquarters. The term of the first sublease expires concurrently with the expiration of the Company's lease obligation in 2001 and covers approximately 4,000 square feet of the office space. The term of the second sublease expires in 2001 and covers approximately 8,000 square feet of the office space. The Company's ongoing base rental obligation is $157,000 in each year, for the remainder of the April 1999 lease, which expires in 2004.

    In November 1999, the Company entered into a five-year lease agreement for approximately 68,000 square feet of office space in Woburn, Massachusetts. The term of the lease began on January 1, 2000. The Company's base rental obligations were $793,000 in the first year of the lease and are $1,515,000 in each subsequent year for the remainder of the lease term. In connection with the lease, the Company paid the lessor a security deposit in the amount of $1,800,000, in the form of an irrevocable, freely transferable letter of credit, which is recorded as restricted cash at December 31, 1999 (see Note 5). In December 2000, the Company entered into a two-year agreement to sublease approximately 11,000 square feet of its excess office space.

      FUTURE MINIMUM LEASE PAYMENTS UNDER               FUTURE MINIMUM LEASE PAYMENTS TO BE
       NONCANCELABLE OPERATING LEASES AT              RECEIVED UNDER NONCANCELABLE OPERATING
       DECEMBER 31, 2000 ARE AS FOLLOWS            SUBLEASES AT DECEMBER 31, 2000 ARE AS FOLLOWS
                (IN THOUSANDS):                                   (IN THOUSANDS):
-----------------------------------------------   -----------------------------------------------
2001................................   $ 2,154    2001................................     $502
2002................................     2,097    2002................................      359
2003................................     2,091    2003................................       --
2004................................     1,942    2004................................       --
Thereafter..........................     1,969    Thereafter..........................       --
                                       -------                                             ----
Total...............................   $10,253    Total...............................     $861
                                       =======                                             ====

    Rental expense under operating leases amounted to $1,662,000, $201,000 and $80,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Future minimum lease payments under noncancelable capital lease for equipment at December 31, 2000 are as follows (in thousands):

2001........................................................    $200
2002........................................................     150
                                                                ----
                                                                 350
Interest....................................................      (5)
                                                                ----
Total.......................................................    $345
                                                                ====

    The Company is also a party to an auction services agreement under which it has contingent commitments (see Note 10).

                                FAIRMARKET, INC.

10. STOCKHOLDERS' EQUITY:

    At December 31, 2000, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 and
(ii) 10,000,000 shares of preferred stock with a par value of $0.001. The Company's Board of Directors has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

    On March 17, 2000, the Company completed an initial public offering in which it sold 5,750,000 shares of its common stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $17.00 per share. The Company received $89.1 million in cash, net of underwriting discounts and other offering costs. Concurrent with the completion of the initial public offering, each share of the Company's outstanding convertible preferred stock automatically converted into shares of common stock on a 1-for-1 basis. As of the time of the initial public offering, there were 16,312,885 shares of the Company's convertible preferred stock outstanding.

    In connection with the initial public offering, Excite, Inc., now known as At Home Corporation, paid the Company $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of the Company's Series D convertible preferred stock, which converted into 2,500,000 shares of the Company's common stock upon the initial public offering, for cash consideration of $17.5 million, which payment was withheld as a prepayment against the Company's obligation to purchase advertising from Excite under the Company's original auction services agreement with Excite. The cash consideration withheld was recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheet as of December 31, 1999. At December 31, 2000, the outstanding balance of the subscription receivable had been paid.

    At December 31, 1999, the authorized capital stock of the Company consisted of (i) 36,000,000 shares of voting common stock with a par value of $0.001 and
(ii) 20,000,000 shares of preferred stock with a par value of $0.001, of which 754,603 shares were designated as Series A convertible preferred stock
("Series A Preferred"), 1,890,000 shares were designated as Series B convertible preferred stock ("Series B Preferred"), 6,168,282 shares were designated as Series C convertible preferred stock ("Series C Preferred") and 10,000,000 shares were designated as Series D convertible preferred stock ("Series D Preferred") (collectively, the "Convertible Preferred Stock").

    The Company had reserved 16,312,885 shares of common stock for issuance upon the conversion of the Convertible Preferred Stock outstanding at December 31, 1999.

    On December 31, 1997, the Company issued 754,603 shares of Series A Preferred in exchange for notes in the principal amount of $500,000.

    The Company issued 1,170,000 and 720,000 shares of Series B Preferred in 1997 and 1998, respectively. Cash proceeds of $1,287,849 and $795,066 from the sales were recorded net of issuance costs of $12,151 and $4,934, respectively.

    In February 1999, the Company borrowed $2,000,000 pursuant to a convertible promissory note. Amounts borrowed under this note bore interest at the monthly "applicable federal rate" established by the Internal Revenue Service. The principal balance of the note plus interest in the amount of $5,227 was paid in full in March 1999 with the proceeds from the Company's February 1999 sale of 6,168,282 shares of Series C Preferred. Proceeds from the sale of $10,526,937 were recorded net of issuance costs of $45,498.

                                FAIRMARKET, INC.

    AUCTION SERVICES AGREEMENTS WITH LYCOS, MICROSOFT, EXCITE AND TMCS

    In May 1999, the Company entered into an Auction Services Agreement with Lycos, Inc. which has a three-year term (subject to renewal by mutual agreement). Under the agreement, the Company has agreed to provide auction services to several Lycos web sites in return for a share of the transaction fees charged on the Lycos sites.

    In connection with this agreement, the Company issued two warrants to Lycos for the purchase of shares of the Company's common stock. The first warrant was exercisable for 725,000 shares of common stock at an exercise price of $0.01 per share which was exercised before the closing of the initial public offering. The second warrant was originally exercisable for up to 595,000 shares of common stock at an exercise price of $1.71 per share. The number of shares for which the second warrant may be exercised depends on Lycos meeting certain performance criteria. The second warrant was not exercisable at December 31, 2000. Based on the performance criteria of the warrant, at December 31, 2000, 150,000 shares remain issuable under the warrant if certain performance criteria are met and 445,000 shares under the warrant have expired. The second warrant will terminate on May 12, 2006 or earlier if FairMarket is sold to a third party. The Company estimated the value of the first warrant to be $1,235,400 using the Black-Scholes valuation model at the date of issuance. The value of the first warrant is being amortized over the term of the auction services agreement. Related expense for the years ended December 31, 2000 and 1999 was $412,000 and $275,000, respectively. Should the performance criteria under the second warrant be met, the fair value of the warrant will be estimated at the time the performance criteria are met, and will be amortized over the remaining vesting period.

    In July 1999, the Company entered into an Auction Services Agreement with Microsoft Corporation which has a five-year initial term with an automatic renewal term of five years. Under the agreement, the Company has agreed to provide auction services to MSN.com and certain other web sites owned or operated by Microsoft, in return for monthly hosting fees and a share of the transaction fees charged on the Microsoft sites.

    The agreement with Microsoft provides that if Microsoft drives more than a specified number of Internet users to the FairMarket Network through its Internet portal site for each year of the contract's initial term, the Company will guarantee Microsoft a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Minimum transaction fees guaranteed to Microsoft were $5.0 million for the first contract year and are $10.0 million, $10.0 million, $15.0 million and $20.0 million for the second, third, fourth and fifth contract years, respectively. If Microsoft meets the minimum annual traffic guarantee but the increase in traffic does not produce sufficient revenue to meet the minimum guaranteed revenue, the Company will have a financial obligation to Microsoft. This obligation will be an amount equal to the difference between the minimum guaranteed payment and Microsoft's portion of fees actually collected. The minimum annual traffic guarantee was not reached for the first contract year and therefore no payment was required. Based on results of the first contract year, it is not probable that the traffic minimum for the second contract year will be reached and, accordingly, no amounts have been paid or accrued related to these contingent obligations.

    In connection with this agreement, Microsoft purchased 1,250,000 shares of the Series D Preferred, which converted into 1,250,000 shares of the Company's common stock upon the Company's initial public offering, for cash consideration of $8,750,000.

    Also, in connection with this agreement, the Company issued warrants to Microsoft for the purchase of 4,500,000 shares of the Company's common stock at an exercise price of $1.71 per share.

                                FAIRMARKET, INC.

The warrants terminate upon the earliest to occur of the following: (i) closing of the sale of the Company; (ii) two years after the consummation of the Company's initial public offering; or (iii) 30 days after the Company has sent written notice to the warrant holder that the reported closing price of the common stock has equaled or exceeded $25.00 for 20 consecutive trading days. Unless earlier terminated as described above, the warrants terminate on August 20, 2004. The Company has estimated the fair value of the warrants to be $28,476,000 using the Black-Scholes valuation model. The value of the warrants is being amortized over five years, the initial term of the auction services agreement. Related expense for the years ended December 31, 2000 and 1999 was $5,695,000 and $1,898,400, respectively. During the years ended December 31, 2000 and 1999, the Company recognized revenue of $786,000 and $300,000, respectively, from Microsoft for monthly service fees and a share of the transaction fees charged on the Microsoft sites. At December 31, 2000 and 1999, the Company had receivables totaling $60,000 from Microsoft.

    In August 1999, the Company entered into an Auction Services Agreement with Excite, Inc. which had a five-year initial term. Under this agreement, the Company agreed to provide auction services to Excite.com and certain other web sites owned or operated by Excite in return for a share of the transaction fees charged by the Excite sites.

    In addition, under this agreement the Company committed to purchase from Excite online banner and other advertising services for $2.5 million per quarter during each of the first eight calendar quarters under the contract, for a total of $20.0 million. The Company recorded advertising expense of $2.5 million during the fourth quarter of 1999 and $10.0 million during 2000 related to this agreement.

    In connection with this agreement, Excite purchased 2,500,000 shares of Series D Preferred, which converted into 2,500,000 shares of the Company's common stock upon the Company's initial public offering, for cash consideration of $17,500,000. Under the stock purchase agreement, Excite withheld the $17,500,000 as a prepayment against the Company's obligation to purchase advertising as described above. This amount was recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheet as of December 31, 1999. Upon completion of the Company's initial public offering, Excite paid the Company $5,000,000 of such amount, and retained the remainder against the Company's ongoing advertising obligations.

    For the period beginning December 15, 1999 through the date of the Company's initial public offering, Excite had the right to require the Company to buy back the shares of Series D Preferred (put option) for the original purchase price. Accordingly, these shares have been presented above the equity section of the balance sheet as of December 31, 1999.

    In connection with this agreement, the Company also issued to Excite 1,500,000 shares of Series D Preferred, which converted into 1,500,000 shares of the Company's common stock upon the Company's initial public offering, for no cash consideration. The Company had the right to repurchase the shares of Series D Preferred for up to one year if Excite terminated the Auction Services Agreement. The Company initially recorded the shares at fair value for a total of $10,500,000, as a deferred charge to be amortized over the term of the agreement. The value of the shares was remeasured and adjusted at each balance sheet date over the period during which the shares were subject to the repurchase right. At December 31, 1999 and as of the date of the Company's initial public offering, the Company remeasured the fair value and recorded an additional $4,500,000 and $10,500,000, respectively, as a deferred charge to be amortized over the remaining term of the contract. As a result of the termination of this agreement, the remaining term of the contract has been modified to that of the new agreement described below. The related expense for the years ended December 31, 2000 and 1999 was $4,847,000 and $700,000, respectively.

                                FAIRMARKET, INC.

    In December 2000, the Company and At Home Corporation (formerly Excite) terminated the original auction services agreement and entered into a new agreement which has an initial term of 18 months. Under the new agreement, the Company has agreed to provide an Excite Outlet Center utilizing the Company's Outlet Center service on which listings of the Company's merchant customers are made available for display to, and for bidding and purchase by, users of the Excite network.

    Under the terms of the termination agreement, the Company purchased an incremental $500,000 in online advertising from At Home in the fourth quarter, which is reflected as an expense in the quarter. Under the termination agreement, the Company also purchased a permission-based email marketing database for $3.5 million from an affiliate of At Home, which was paid during the fourth quarter of 2000 and is being amortized over its useful life in 2001. As a result of the termination of the original agreement, the Company was released from its obligation to purchase the remaining $7.5 million of online banner and other advertising services and the Company released any exclusive rights to provide auction services to consumers on the Excite network.

    In September 1999, the Company entered into an Auction Services Agreement with TicketMaster Online-CitySearch, Inc. (now known as TicketMaster) ("TMCS") which has a three-year initial term (subject to annual renewal unless terminated by either party). Under the agreement, the Company has agreed to provide auction services to certain web sites owned and controlled by TMCS in return for a share of the transaction fees charged by TMCS.

    In connection with this agreement, TMCS purchased 750,000 shares of Series D Preferred, which converted into 750,000 shares of the Company's common stock upon the Company's initial public offering, for proceeds of $5,250,000. The Company also issued to TMCS 1,500,000 shares of Series D Preferred, which converted into 1,500,000 shares of the Company's common stock upon the Company's initial public offering, in exchange for one year of advertising and a license to certain technology. The Company recorded the shares at fair value, for a total of $10,500,000, as a deferred charge to be amortized over three years, the term of the agreement. The related expense for the years ended December 31, 2000 and 1999 was $3,500,000 and $875,000, respectively.

11. STOCK OPTION PLANS:

    1997 STOCK OPTION PLAN

    In March 1997, the Company's Board of Directors and stockholders approved the Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), which provided for the issuance of up to 750,000 shares of common stock under incentive stock options ("ISOs") and nonstatutory stock options ("NSOs"). The 1997 Plan provided for the grant of ISOs to employees of the Company and NSOs to nonemployee directors of the Company and consultants. Options granted under the 1997 Plan have a maximum term of 10 years from the date of grant, vest over four years and, in the case of ISOs, have an exercise price not less than fair value of the Company's common stock at the date of grant. In connection with the adoption of the Company's 2000 Stock Option and Incentive Plan (the "2000 Plan") in February 2000, the Board determined that no further awards would be granted under the 1997 Plan.

    1999 STOCK OPTION PLAN

    In February 1999, the Company's Board of Directors and stockholders approved the 1999 Stock Option Plan (the "1999 Plan"), which provided for the issuance of up to 3,421,237 shares of common stock under ISOs or NSOs or through the direct issuance or sale of common stock to officers, employees, directors and consultants of the Company. Options granted under the 1999 Plan have a

                                FAIRMARKET, INC.

maximum term of 10 years from the date of grant, vest over four years and, in the case of ISOs, have an exercise price not less than fair value of the Company's common stock at the date of grant. In connection with the adoption of the 2000 Plan, the Board determined that no further awards would be granted under the 1999 Plan.

    2000 STOCK OPTION AND INCENTIVE PLAN

    In February 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Option and Incentive Plan which provides for the issuance of up to 4,017,250 shares of common stock plus the number of shares as to which options granted under the 1997 and 1999 Plans are forfeited or otherwise terminate unexercised. This plan provides for awards in the form of ISOs, NSOs, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company.

    The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option is exercisable. For holders of 10% or more of the Company's outstanding common stock, ISOs may not be granted at less than 110% of the fair market value of the common stock at the date of grant.

    2000 EMPLOYEE STOCK OPTION AND INCENTIVE PLAN

    In October 2000, the Company's Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (as amended, the "2000 Employee Plan"), which provides for the issuance of up to 2,654,750 shares of common stock under NSOs to employees and key persons of the Company other than any member of the Company's Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934.

    The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option becomes exercisable.

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                             -------------------------              ----------------------
                                                            REMAINING    WEIGHTED                 WEIGHTED
                                                           CONTRACTUAL   AVERAGE                  AVERAGE
                                               NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICE PER SHARE            OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
---------------------------------            -----------   -----------   --------   -----------   --------
$0.10-$ 0.20..............................    1,079,621        8.21       $0.18       303,934      $0.18
 0.50-  2.38..............................    1,165,875        6.89        1.76       102,343       1.03
 2.61-  4.00..............................    1,147,000        9.17        3.76        49,563       3.00
 4.13-  8.50..............................    1,476,095        8.21        7.05       156,875       5.19
 8.75- 17.00..............................      383,780        8.66       13.32            --         --
                                              ---------                               -------
$0.10-$17.00..............................    5,252,371        8.16       $4.20       612,715      $1.84
                                              =========                               =======

                                FAIRMARKET, INC.

    Stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                    2000                    1999                    1998
                                           ----------------------   ---------------------   ---------------------
                                                        WEIGHTED                WEIGHTED                WEIGHTED
                                                         AVERAGE                 AVERAGE                 AVERAGE
                                                        EXERCISE                EXERCISE                EXERCISE
                                           NUMBER OF    PRICE PER   NUMBER OF   PRICE PER   NUMBER OF   PRICE PER
                                             SHARES       SHARE      SHARES       SHARE      SHARES       SHARE
                                           ----------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of period.......   3,711,249     $1.51       510,000     $0.10      303,000      $0.04
Granted..................................   4,085,875      6.63     3,861,500      1.48      600,000       0.10
Exercised................................    (524,630)     0.34      (222,751)     0.10      (48,750)      0.01
Canceled.................................  (2,020,123)     5.17      (437,500)     0.36     (344,250)      0.06
                                           ----------               ---------               --------
Outstanding at end of period.............   5,252,371     $4.20     3,711,249     $1.51      510,000      $0.10
                                           ==========               =========               ========
Options exercisable at period end........     612,715     $1.84        10,000     $0.10       18,875      $0.10
Weighted average fair value of options
  granted during the period at fair
  value..................................                 $3.30                   $0.03                   $0.02
Weighted average fair value of options
  granted during the period at below fair
  value..................................                 $8.25                   $3.43                      --
Weighted average fair value of options
  granted during the period at above fair
  value..................................                 $6.17                      --                      --

    At December 31, 2000, there were a total of 3,396,499 shares available for future equity incentive grants under the 2000 Plan and 2000 Employee Plan.

    During the years ended December 31, 2000 and 1999, the Company recorded unearned compensation of $3,179,000 and $10,137,000, respectively, for stock options granted to employees, which were subsequently determined to be below fair value. The Company is recognizing the compensation expense over the vesting period. For the years ended December 31, 2000 and 1999, related expense recognized was $2,823,000 and $1,575,000, respectively. Unearned compensation expense which has not been recognized relating to stock options granted and subsequently canceled during the year ended December 31, 2000 was $4,436,000.

    In February and March 2000, the Company granted 25,000 and 25,000 shares of restricted stock, respectively, to two separate employees in connection with their hiring. The value of the shares, measured on the date of grant, was $250,000 and $250,000, respectively, which the Company recorded as deferred compensation. The Company has recognized compensation expense of $500,000 over the vesting period of six months related to these shares.

    The Company follows the disclosure provisions of SFAS No. 123 and has applied APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss for

                                FAIRMARKET, INC.

the years ended December 31, 2000, 1999 and 1998 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                    2000       1999       1998
                                                  --------   --------   --------
Net loss attributable to common stockholders
  As reported...................................  $(51,267)  $(16,509)  $(1,388)
  Pro forma.....................................  $(56,478)  $(18,119)  $(1,389)
Net loss per common share
  As reported...................................  $  (2.15)  $  (3.30)  $ (0.30)
  Pro forma.....................................  $  (2.37)  $  (3.62)  $ (0.30)

    Since options vest over several years and grants of additional option awards are expected in future years, the above pro forma results are not necessarily representative of pro forma results for future years.

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2000       1999       1998
                                                    --------   --------   --------
Expected dividend yield...........................     0%         0%         0%
Expected stock price volatility...................    100%       100%        0%
Risk-free interest rate...........................    6.1%       5.9%       5.1%
Expected option term..............................  6 years    6 years    4 years

    EMPLOYEE STOCK PURCHASE PLAN

    In March 2000, the Company's Board of Directors and stockholders approved the 2000 Employee Stock Purchase Plan (the "ESPP"). Up to 500,000 shares of the Company's common stock may be issued under the ESPP. The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the common stock as determined on a specific date at six month intervals.

12. INCOME TAXES:

    The provision for income taxes consists of the following (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------------------
                                                   2000                                          1999
                                 -----------------------------------------   ---------------------------------------------
                                 FEDERAL     STATE     FOREIGN     TOTAL      FEDERAL      STATE      FOREIGN      TOTAL
                                 --------   --------   --------   --------   ---------   ---------   ---------   ---------
Deferred.......................  $25,466     $4,692      $802     $30,960    $      5    $      1    $     --    $       6
Valuation allowance............  (25,466)    (4,692)     (802)    (30,960)         (5)         (1)         --           (6)
                                 -------     ------      ----     -------    ---------   ---------   ---------   ---------
Total..........................  $    --     $   --      $ --     $    --    $     --    $     --    $     --    $      --
                                 =======     ======      ====     =======    =========   =========   =========   =========

                                FAIRMARKET, INC.

    The Company's effective tax rate varies from the statutory rate as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
U.S. federal income tax rate.........................    (34.0)%      (34.0)%
State taxes..........................................     (9.1)        (5.6)
Deferred compensation amortization...................      1.8          3.2
Warrant exercise.....................................    (19.3)          --
Other................................................      0.1          0.1
                                                         -----        -----
                                                         (60.5)       (36.3)
Valuation allowance..................................     60.5         36.3
                                                         -----        -----
                                                            --           --
                                                         =====        =====

    The Company's federal statutory income tax rate for 2000, 1999 and 1998 was 34%. The Company recorded no income tax benefit for 2000, 1999 and 1998 and recorded a full valuation allowance against net operating losses due to uncertainties related to realizeability of these tax assets.

    Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2000 and 1999 were as follows (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Net operating loss carryforwards...........................  $33,194     $4,884
Capitalized start-up costs.................................      510        637
Capitalized research and development.......................      597         --
Deferred compensation......................................    3,058        875
Depreciation...............................................       24         40
Deferred revenue...........................................      113        240
Other......................................................      362        131
                                                             -------     ------
                                                              37,858      6,807
Valuation allowance........................................  (37,858)    (6,807)
                                                             -------     ------
Net deferred tax assets....................................  $    --     $   --
                                                             =======     ======

    Approximately $29,245,000 of the net operating loss carryforwards that may be available for federal income tax purposes relate to disqualifying dispositions of incentive stock options and warrant exercises, the benefit of which, if realized, will be credited to additional paid-in capital.

    For federal income tax purposes, as of December 31, 2000, the Company has net operating loss carryforwards of approximately $80.2 million, which may be used to offset future income. These operating loss carryforwards expire beginning in 2019. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

                                FAIRMARKET, INC.

13. EMPLOYEE BENEFIT PLAN:

    In January 1999, the Company established a savings plan for its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deduction within statutory and plan limits.

14. QUARTERLY FINANCIAL RESULTS (UNAUDITED):

    The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended 2000 and 1999. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                 FOR THE QUARTER ENDED
                                  ---------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                    2000        2000         2000            2000
                                  ---------   --------   -------------   ------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.........................  $  2,008    $  3,013     $  3,562        $  3,283
Gross profit....................     1,046       1,767        2,216           1,887
Net loss applicable to common
  shares........................   (11,612)    (13,950)     (12,835)        (12,870)
Net loss per share..............     (1.19)      (0.49)       (0.45)          (0.45)

                                                  FOR THE QUARTER ENDED
                                   ---------------------------------------------------
                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                     1999        1999         1999            1999
                                   ---------   --------   -------------   ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..........................   $   53     $   161       $   658        $  1,249
Gross profit.....................        6          72           371             621
Net loss applicable to common
  shares.........................     (509)     (1,482)       (3,785)        (10,733)
Net loss per share...............    (0.10)      (0.11)        (0.75)          (2.09)

15. SUBSEQUENT EVENTS:

    On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercises prices of $3.00 or above for new options with an exercise price of $2.1875, the closing price of the Company's common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly beginning on the three-month anniversary of the date of grant, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. The exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to our executive officers is included in Item 4A of
Part I of this Report.

    Information relating to the directors of FairMarket is incorporated in this Report by reference to the information set forth under "Proposal to Elect a Class I Director" in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement").

    Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information included under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph" in the Proxy Statement is incorporated in this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under "Principal and Management Stockholders" in the Proxy Statement is incorporated in this Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under "Certain Transactions with Related Parties" in the Proxy Statement is incorporated in this Report by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are included as part of this Annual Report on Form 10-K.

                                                                PAGE
FINANCIAL STATEMENTS                                          --------
Report of Independent Accountants...........................     36

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     37

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................     38

Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss for the years ended December 31,
  2000, 1999 and 1998.......................................     39

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................     40

Notes to Financial Statements...............................     41

EXHIBITS

EXHIBIT NO.                                        TITLE
-----------                                        -----
         3.1            Form of Fifth Amended and Restated Certificate of
                        Incorporation of the Company(1)
         3.2            Form of Amended and Restated Bylaws of the Company(1)
         4.1            Form of Specimen Certificate for the Company's Common
                        Stock(1)
         4.2            Investors' Rights Agreement, dated February 25, 1999,
                        between the Company and the stockholders named therein(1)
         4.3            Amendment to Investors' Rights Agreement, dated August 23,
                        1999, between the Company and the stockholders named
                        therein(1)
         4.4            Amendment to Investors' Rights Agreement, dated
                        September 15, 1999, between the Company and TicketMaster
                        Online-CitySearch, Inc.(1)
        10.1            Form of Indemnity Agreement entered into by the Company with each of its directors(1)
        10.2            Amended and Restated 1997 Stock Option Plan(1)
        10.3            1999 Stock Option Plan(1)
        10.4            2000 Stock Option and Incentive Plan(1)
        10.5            Employee Stock Purchase Plan(1)
        10.6            Lease Agreement dated November 9, 1999, between DIV Unicorn,
                        LLC and the Company(1)
        10.7            Sublease Agreement dated January 22, 1998, between Insignia
                        Solutions, Inc. and the Company(1)
        10.8            Sublease Agreement dated April 5, 1999, between Indigo
                        America, Inc. and the Company(1)
        10.9            Warrant to Purchase Common Stock between the Company and
                        Lycos, Inc. dated as of May 12, 1999(1)
        10.10           Performance Warrant to Purchase Common Stock between the
                        Company and Lycos, Inc., dated as of May 12, 1999(1)
        10.11           Warrant to Purchase Common Stock between the Company and
                        Microsoft Corporation, dated as of August 23, 1999(1)
        10.12           Site Harbor Services Agreement between the Company and
                        NaviSite Services Corporation, dated as of October 30,
                        1998(1)
        10.13           Indemnification Agreement among the Company and Sierra
                        Ventures VII, LP, and Sierra Ventures Associates VII, LLC,
                        dated February 25, 1999(1)
        10.14           Composite Auction Services Agreement, dated July 26, 1999, by and between the Company and Microsoft Corporation, as
                        amended(1)

EXHIBIT NO.                                        TITLE
-----------                                        -----
        10.15           UK Amendment No. 1 to Auction Services Agreement dated as of
                        15 August, 2000 by and between the Company and Microsoft
                        Corporation(2)
        10.16           Auction Services Agreement, dated August 23, 1999, by and
                        between the Company and At Home Corporation (as
                        successor-in-interest to Excite, Inc.)(1)
        10.17           Termination, Settlement and Mutual Release Agreement, dated
                        December 28, 2000, by and between the Company and At Home
                        Corporation, including Exhibit A, form of Email Data License
                        Agreement*
        10.18           Outlet Center Agreement, dated December 28, 2000, by and
                        between the Company and At Home Corporation*
        10.19           Broadband Auction Services Agreement, dated December 28,
                        2000, by and between the Company and At Home Corporation*
        10.20           Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
        21              List of Subsidiaries*
        23.1            Consent of PricewaterhouseCoopers LLP*
        24.1            Powers of Attorney (included on the signature page hereto)

------------------------

*   Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Registration Statement on Form S-1 (No. 333-92677) filed with the SEC.

(2) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended
    September 30, 2000 filed with the SEC on November 14, 2000.

REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                                       FAIRMARKET, INC.

                                                       By:              /s/ EILEEN RUDDEN
                                                            -----------------------------------------
                                                                          Eileen Rudden
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints Janet Smith and Lisa McGrath, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for her or him and in her or his name, place and stead, in any and all capacities, to sign any or all amendments or post-effective amendments to this annual report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or her substitute may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       President, Chief Executive
                  /s/ EILEEN RUDDEN                      Officer and Director
     -------------------------------------------         (Principal Executive          March 30, 2001
                    Eileen Rudden                        Officer)

                                                       Chief Financial Officer and
                   /s/ JANET SMITH                       Treasurer (Principal
     -------------------------------------------         Financial and Accounting      March 30, 2001
                     Janet Smith                         Officer)

                  /s/ SCOTT RANDALL
     -------------------------------------------       Chairman and Director           March 30, 2001
                    Scott Randall

                   /s/ NANDA KRISH
     -------------------------------------------       Director                        March 30, 2001
                     Nanda Krish

                 /s/ RICHARD PALLAN
     -------------------------------------------       Director                        March 30, 2001
                   Richard Pallan

                                 EXHIBIT INDEX

EXHIBIT NO.                                        TITLE
-----------             ------------------------------------------------------------
         3.1            Form of Fifth Amended and Restated Certificate of
                          Incorporation of the Company(1)
         3.2            Form of Amended and Restated Bylaws of the Company(1)
         4.1            Form of Specimen Certificate for the Company's Common
                          Stock(1)
         4.2            Investors' Rights Agreement, dated February 25, 1999,
                          between the Company and the stockholders named therein(1)
         4.3            Amendment to Investors' Rights Agreement, dated August 23,
                          1999, between the Company and the stockholders named
                          therein(1)
         4.4            Amendment to Investors' Rights Agreement, dated
                          September 15, 1999, between the Company and TicketMaster
                          Online-CitySearch, Inc. (1)
        10.1            Form of Indemnity Agreement entered into by the Company with each of its directors(1)
        10.2            Amended and Restated 1997 Stock Option Plan(1)
        10.3            1999 Stock Option Plan(1)
        10.4            2000 Stock Option and Incentive Plan(1)
        10.5            Employee Stock Purchase Plan(1)
        10.6            Lease Agreement dated November 9, 1999, between DIV Unicorn,
                          LLC and the Company(1)
        10.7            Sublease Agreement dated January 22, 1998, between Insignia
                          Solutions, Inc. and the Company(1)
        10.8            Sublease Agreement dated April 5, 1999, between Indigo
                          America, Inc. and the Company(1)
        10.9            Warrant to Purchase Common Stock between the Company and
                          Lycos, Inc. dated as of May 12, 1999(1)
        10.10           Performance Warrant to Purchase Common Stock between the
                          Company and Lycos, Inc., dated as of May 12, 1999(1)
        10.11           Warrant to Purchase Common Stock between the Company and
                          Microsoft Corporation, dated as of August 23, 1999(1)
        10.12           Site Harbor Services Agreement between the Company and
                          NaviSite Services Corporation, dated as of October 30,
                          1998(1)
        10.13           Indemnification Agreement among the Company and Sierra
                          Ventures VII, LP, and Sierra Ventures Associates VII, LLC,
                          dated February 25, 1999(1)
        10.14           Composite Auction Services Agreement, dated July 26, 1999, by and between the Company and Microsoft Corporation, as
                          amended(1)
        10.15           UK Amendment No. 1 to Auction Services Agreement dated as of
                          15 August, 2000 by and between the Company and Microsoft
                          Corporation(2)
        10.16           Auction Services Agreement, dated August 23, 1999, by and
                          between the Company and At Home Corporation (as
                          successor-in-interest to Excite, Inc.)(1)
        10.17           Termination, Settlement and Mutual Release Agreement, dated
                          December 28, 2000, by and between the Company and At Home
                          Corporation, including Exhibit A, form of Email Data
                          License Agreement*
        10.18           Outlet Center Agreement, dated December 28, 2000, by and
                          between the Company and At Home Corporation*
        10.19           Broadband Auction Services Agreement, dated December 28,
                          2000, by and between the Company and At Home Corporation*
        10.20           Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
        21              List of Subsidiaries*
        23.1            Consent of PricewaterhouseCoopers LLP*
        24.1            Powers of Attorney (included on the signature page hereto)

------------------------

*   Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Registration Statement on Form S-1 (No. 333-92677) filed with the SEC.

(2) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended
    September 30, 2000 filed with the SEC on November 14, 2000.