Form 10-Q
period 2001-03-31
FAIRMARKET INC
filed 2001-05-15
CIK 1053676

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                            ------------------------


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the registrant's common stock as of May 2, 2001 was 28,774,161.



================================================================================

                                FAIRMARKET, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
    Item 1.  Financial Statements (Unaudited)

             a)  Condensed Consolidated Balance Sheets
                 as of March 31, 2001 and December 31, 2000...............    3

             b)  Condensed Consolidated Statements of Operations
                 for the Three Months Ended March 31, 2001 and 2000.......    4

             c)  Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 2001 and 2000.......    5

             d)  Notes to Condensed Consolidated Financial Statements.....    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..   24


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................   25

     Item 2.  Changes in Securities and Use of Proceeds...................   25

     Item 3.  Defaults upon Senior Securities.............................   25

     Item 4.  Submission of Matters to a Vote of Security Holders.........   25

     Item 5.  Other Information...........................................   25

     Item 6.  Exhibits and Reports on Form 8-K............................   25


SIGNATURE.................................................................   26

FAIRMARKET, FAIRMARKET NETWORK AND THE FAIRMARKET LOGO ARE SERVICE MARKS OF FAIRMARKET, INC. THE NAMES OF OTHER COMPANIES AND PRODUCTS MENTIONED IN THIS REPORT MAY BE THE TRADEMARKS OF THEIR RESPECTIVE OWNERS.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FAIRMARKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------
(IN THOUSANDS)

                                                       March 31,   December 31,
                                                         2001          2000
                                                       ---------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                            $  71,188     $   61,126
  Marketable securities                                       --         14,978
  Restricted cash                                          1,800          1,800
  Accounts receivable, net of allowance for
    doubtful accounts of $429 and $540 at
    March 31, 2001 and December 31, 2000,
    respectively                                           2,187          2,014
  Prepaid expenses and other current assets                2,640          4,668
                                                       ---------   ------------
    Total current assets                                  77,815         84,586
Property and equipment, net of accumulated
  depreciation of $4,038 and $3,117 at
  March 31, 2001 and December 31, 2000,
  respectively                                             8,565          8,863
                                                       ---------   ------------

       Total assets                                    $  86,380     $   93,449
                                                       =========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $     881     $    1,167
  Accrued expenses                                         2,240          3,141
  Deferred revenue                                           895          1,006
  Current portion of long-term lease obligation              185            197
                                                       ---------   ------------
    Total current liabilities                              4,201          5,511
                                                       ---------   ------------
Long-term lease obligation                                    94            148
Other long-term liabilities                                  465            508
                                                       ---------   ------------
       Total liabilities                                   4,760          6,167
                                                       ---------   ------------
Stockholders' equity:
    Preferred stock                                           --             --
    Common stock                                              29             29
    Additional paid-in capital                           209,074        209,038
    Deferred compensation and equity related charges     (45,851)       (51,991)
    Accumulated other comprehensive loss                     (67)           (28)
    Accumulated deficit                                  (81,565)       (69,766)
                                                       ---------   ------------
    Total stockholders' equity                            81,620         87,282
                                                       ---------   ------------
    Total liabilities and stockholders' equity         $  86,380     $   93,449
                                                       =========   ============



     See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended
                                                                  March 31,
                                                              2001       2000
                                                            --------   --------
Revenue                                                     $  2,684   $  2,008
                                                            --------   --------
Operating expenses:
  Cost of revenue (exclusive of equity related charges
    of $64 in 2001 and $62 in 2000)                            1,356        962
  Sales and marketing (exclusive of equity related charges
    of $5,859 in 2001 and $3,386 in 2000)                      3,451      4,677
  Development and engineering (exclusive of equity related
    charges of $130 in 2001 and $233 in 2000)                  1,720      1,803
  General and administrative (exclusive of equity related
    charges of $88 in 2001 and $153 in 2000)                   2,948      2,728
  Equity related charges                                       6,141      3,834
                                                            --------   --------
  Total operating expenses                                    15,616     14,004
                                                            --------   --------
Loss from operations                                         (12,932)   (11,996)
Interest income, net                                           1,133        384
                                                            --------   --------
Net loss                                                    $(11,799)  $(11,612)
                                                            ========   ========
Basic and diluted net loss per share                        $  (0.41)  $  (1.19)
                                                            ========   ========
Shares used to compute basic and diluted net loss
  per share                                                   28,728      9,777


     See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------
(IN THOUSANDS)

                                                             Three Months Ended
                                                                  March 31,
                                                              2001       2000
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(11,799)  $(11,612)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                                  921        477
   Reserve for uncollectible accounts                           (111)         5
   Non-cash advertising expense                                   --      2,187
   Amortization of email marketing database                    1,917         --
   Amortization of deferred compensation and
    equity related charges                                     6,141      3,834
Changes in operating assets and liabilities:
 Accounts receivable                                             (62)       (85)
 Prepaid expenses and other current assets                       111       (950)
 Accounts payable                                               (286)      (635)
 Accrued expenses                                               (913)     1,365
 Deferred revenue                                               (111)       270
 Other non-current liabilities                                   (43)        --
                                                            --------   --------
Net cash used in operating activities                         (4,235)    (5,144)
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                            (623)    (2,816)
 Purchase of marketable securities                                --        (28)
 Proceeds from maturity of marketable securities              14,959         --
                                                            --------   --------
Net cash provided by (used in) investing activities           14,336     (2,844)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of issuance costs    36     89,175
 Repayment of capital lease                                      (54)        --
 Collection of subscription receivable                            --      5,000
                                                            --------   --------
Net cash provided by (used in) financing activities              (18)    94,175
                                                            --------   --------
Effect of foreign exchange rates on cash and equivalents         (20)        --
                                                            --------   --------
Net change in cash and equivalents                            10,063     86,187
Cash and equivalents, beginning of period                     61,125     11,060
                                                            --------   --------
Cash and equivalents, end of period                         $ 71,188   $ 97,247
                                                            ========   ========
Supplemental schedule of cash flow information:
 Non-cash financing activity:
  Conversion of preferred stock to common stock             $     --     70,078


     See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------
1. NATURE OF BUSINESS

     FairMarket, Inc. ("FairMarket" or the "Company") develops and delivers e-business selling and marketing solutions for retailers, distributors and manufacturers and for Internet portals and web communities primarily engaged in e-commerce. These hosted, scalable solutions are built upon the Company's proprietary dynamic pricing software. The Company's software is designed for rapid deployment and integrates with existing customer web sites and back office systems.

     FairMarket's services are used in four primary areas: (1) retail and discount clearance; (2) business-to-business surplus; (3) promotions and interactive marketing; and (4) outsourced auctions and e-commerce to portals and other web communities. The Company provides a broad suite of dynamic pricing formats to create a comprehensive e-business selling and marketing service offering.

2. BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements of FairMarket are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 2000. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which are contained in FairMarket's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited, The FairMarket Network Pty Ltd, FairMarket GmbH and FairMarket Securities Corporation. All intercompany transactions and balances have been eliminated in consolidation.

3. EQUITY RELATED CHARGES

     Equity related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (ii) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value. At March 31, 2001, deferred stock compensation was $4.1 million, net of amortization of $4.8 million and canceled stock options valued at $4.4 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. For the three months ended March 30, 2001 and 2000, related expense recognized was $414,000 and $666,000, respectively.

     At March 31, 2001, other deferred equity related charges, which is a component of stockholders' equity, totaled $41.8 million, net of amortization of $23.9 million. Included in other deferred equity related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc. (now known as At Home Corporation), which converted into shares of the Company's common stock upon the Company's initial public offering. The Company recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of the Company's initial public offering and the Company recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of the Company's original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement has been modified to that of the new auction services agreement entered into by the Company and At Home at that time, which has a term of 18 months. Other deferred equity related charges are being amortized ratably over the terms of the related agreements, from 18 months to five years. For the three months ended March 31, 2001 and 2000, related expense recognized was $5.7 million and $3.2 million, respectively.

4. NET LOSS PER SHARE

     Basic net loss per common share excludes potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three months ended March 31, 2001 and 2000, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive.

     Certain securities were not included in the computation of diluted net loss per share for the quarters ended March 31, 2001 and 2000, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase approximately 6,556,000 shares of common stock with exercise prices of $0.10 to $9.66 per share at March 31, 2001 and options to purchase 5,311,000 shares of common stock with exercise prices of $0.10 to $17.00 per share at March 31, 2000; and (ii) warrants to purchase 4,650,000 and 5,095,000 shares of common stock with an exercise price of $1.71 per share at March 31, 2001 and 2000, respectively.

     Pro forma basic and diluted net loss per share are calculated assuming the conversion of all outstanding shares of preferred stock into common stock as if the shares had converted as of the date of issuance.

The following is a calculation of pro forma net loss per share:

                                                             Three Months Ended
                                                                  March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      2001       2000
                                                            --------   --------
Net loss                                                    $(11,799)  $(11,612)
                                                            ========   ========
Shares used in computing pro forma basic and diluted
  net loss per share:
    Weighted average number of common shares outstanding      28,728      9,777
    Weighted average impact of assumed conversion of
      preferred stock to common stock as of the date
      of issuance                                                 --     13,086
                                                            --------   --------
Shares used in computing pro forma basic and diluted
  net loss per share                                          28,728     22,863
                                                            ========   ========
Pro forma basic and diluted net loss per share              $  (0.41)  $  (0.51)
                                                            ========   ========

5. TRANSLATION OF FOREIGN CURRENCIES

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

6. COMPREHENSIVE LOSS

For the three months ended March 31, 2001 and 2000, total comprehensive loss was as follows:

                                                             Three Months Ended
                                                                  March 31,
(IN THOUSANDS)                                                2001       2000
                                                            --------   --------
Net loss                                                    $(11,799)  $(11,612)
Changes in other comprehensive loss:
  Foreign currency translation adjustments                       (20)        --
  Unrealized gain (loss) on marketable securities                (19)        --
                                                            --------   --------
Total comprehensive loss                                    $(11,838)  $(11,612)
                                                            ========   ========

7. STOCK OPTION EXCHANGE

     On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the Company's common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of the Company's common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock on March 31, 2001 was below $2.1875, therefore no related charge was recognized for the quarter ended March 31, 2001.

8. REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC REGION

The table below presents revenues by geographic region for the three months ended March 31, 2001 and 2000:

                                                             Three Months Ended
                                                                  March 31,
(IN THOUSANDS)                                                2001       2000
                                                            --------   --------
United States                                               $ 2,098    $  1,892
United Kingdom                                                  430          70
All other                                                       156          46
                                                            --------   --------
Total                                                       $ 2,684    $  2,008
                                                            ========   ========

     The table below presents long-lived assets by geographic region as of March 31, 2001 and December 31, 2000:

                                                             Three Months Ended
                                                                  March 31,
(IN THOUSANDS)                                                2001       2000
                                                            --------   --------
United States                                               $  7,593   $  7,731
United Kingdom                                                   845        967
All other                                                        127        165
                                                            --------   --------
Total                                                       $  8,565   $  8,863
                                                            ========   ========

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments," an amendment of SFAS 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes the accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives") and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in their value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company has adopted SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS
133. The adoption SFAS 138 did not have a material impact on the Company's consolidated financial statements and related disclosures.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. The Company does not believe the adoption of SFAS 140 will have a material impact on its financial statements and related disclosures.

10. SUBSEQUENT EVENTS

     On May 14, 2001, as part of the Company's plan to continue to implement cost-cutting measures, the Company eliminated 40 positions at its Massachusetts facility, representing approximately 25% of its total employee base. Additionally, on May 14, 2001, the Company announced that Eileen Rudden, President and CEO of FairMarket, had resigned from the Company and its Board of Directors.

     On May 14, 2001, the Company also announced that it will close its office in Australia during the second quarter of 2001. The Company will continue to service its existing Australian customers out of its U.S. operations.

     The Company expects to recognize a charge of between approximately $1.5 million to $1.7 million in the second quarter of 2001 for the costs related to the workforce reduction and other restructuring initiatives. The Company anticipates that it will have paid substantially all expenses related to this workforce reduction (including severance expenses) and other restructuring initiatives by the end of the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME" AND OTHER SIMILAR EXPRESSIONS WHICH PREDICT OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS. YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THE FOLLOWING: MARKET ACCEPTANCE OF OUR ONLINE AUCTION AND OTHER E-COMMERCE SERVICES; GROWTH OF THE MARKET FOR DYNAMIC E-COMMERCE SERVICES; THE COMPETITIVE NATURE OF THE ONLINE MARKETS IN WHICH WE OPERATE; OUR ABILITY TO GENERATE SIGNIFICANT REVENUE TO REACH PROFITABILITY; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND TO OBTAIN NEW CUSTOMERS; THE OPERATION AND CAPACITY OF OUR NETWORK SYSTEM INFRASTRUCTURE; OUR ABILITY TO EXPAND OUR OPERATIONS IN OUR INTERNATIONAL GEOGRAPHIC MARKETS AND THE CURRENCY, REGULATORY AND OTHER RISKS ASSOCIATED WITH DOING BUSINESS IN INTERNATIONAL MARKETS; OUR LIMITED OPERATING HISTORY; AND THE OTHER RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING "FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION" ON PAGE 15 OF THIS FORM 10-Q. YOU SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW, RECENT DEVELOPMENTS

     FairMarket develops and delivers e-business selling and marketing solutions for retailers, distributors and manufacturers and for Internet portals and web communities primarily engaged in e-commerce. These hosted, scalable solutions, built upon our proprietary dynamic pricing software, are designed to help clients maximize price yield and promote their brands. We work with customers at any point along the demand chain. Our software is designed for rapid deployment and integrates with existing customer web sites and back office systems.

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

     Because we host our customer's dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers' commerce sites and make those listings available for display and sale on other FairMarket customer sites. We refer to this network of customer sites as the FairMarket Network. During the second quarter of 2001, we expanded our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay. We may enter into similar relationships with other online service providers.

     We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings. During the second quarter of 2001, we released a new version of our technology, key features of which included: the ability for sellers to automatically move items from fixed price to falling price to auction as needed; mechanisms for sellers to represent items of many colors or sizes in a single auction listing; controls to automatically extend an auction's duration; and buyer ability to set a limit order on falling price items. We also introduced new interactive marketing functionality including the ability to integrate with existing points and loyalty systems and to customize voice messages on wireless services.

     We intend to continue to invest in the further development of our service offerings and technology and in the marketing and promotion of our service offerings. While it is our stated goal to achieve operating cash flow break-even during the first quarter of 2002, we expect to continue to incur substantial operating losses and significant negative operating cash flows for the second quarter of 2001, which we expect will decrease during the remainder of 2001.

     On May 14, 2001, as part of our plan to continue to implement cost-cutting measures, we eliminated 40 positions at our Massachusetts facility, representing approximately 25% of our total employee base. On May 14, 2001, after giving effect to this workforce reduction, we had 122 employees worldwide. We anticipate that we will have paid substantially all expenses related to this workforce reduction (including severance expenses) by the end of the second quarter of 2001. This workforce reduction has required the dedication of management and other resources that has temporarily detracted from attention to the daily business of the Company and may have caused a disruption of our business activities, which in turn may have an adverse effect on our operating results for the second quarter of 2001. Previously, in October 2000, we eliminated 35 positions at our Massachusetts facility and recognized a charge of approximately $344,000 in the fourth quarter of 2000 for the costs related to the workforce reduction. We experienced some attrition prior to each of these workforce reductions and believe that we may experience additional attrition in the future. Our ability to maintain or increase revenue will depend in part upon our ability to attract and retain qualified personnel.

     Additionally, on May 14, 2001, we announced that Eileen Rudden, President and CEO of FairMarket, had resigned from FairMarket and its Board of Directors.

     On May 14, 2001, we also announced that we will close our office in Australia during the second quarter of 2001. We will continue to service our existing Australian customers out of our U.S. operations.

     We expect to recognize a charge of between approximately $1.5 million to $1.7 million in the second quarter of 2001 for the costs related to the workforce reduction and other restructuring initiatives. We anticipate that we will have paid substantially all expenses related to this workforce reduction (including severance expenses) and other restructuring initiatives by the end of the second quarter of 2001.

     On January 16, 2001, we implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of our common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of our common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock on March 31, 2001 was below $2.1875, therefore no related charge was recognized for the quarter ended March 31, 2001.

     Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance. Period-to-period comparisons of operating results should not be relied upon as an assurance of future operating results.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

     For the quarter ended March 31, 2001, our net loss was $11.8 million, or $(0.41) per share, an increase of $187,000, or 1.6%, compared to our net loss of $11.6 million, or $(1.19) per share, for the quarter ended March 31, 2000. On a pro forma basis, which assumes the conversion of all outstanding shares of preferred stock into common stock as if the shares had converted as of the date of issuance, our net loss was $(0.51) per share for the quarter ended March 31, 2000. The increase in net loss for the quarter ended March 31, 2001 compared to the same period of last year is primarily due to an increase in total operating expenses of $1,612,000, partially offset by an increase in revenue of $676,000 and an increase in interest income, net, of $749,000. We expect to see continued improvement each quarter in the net loss before one-time charges and equity related charges throughout the year as we continue our focus on increasing revenues and on continued cost containment measures in the latter half of the year.

     REVENUE

     Total revenue was $2.7 million for the quarter ended March 31, 2001, an increase of $676,000, or 33.7%, compared to total revenue of $2.0 million for the quarter ended March 31, 2000. The increase in revenue for the quarter ended March 31, 2001 compared to the same period last year is primarily due to an increase in the average fees charged per customer combined with an increase in transaction revenue. In the fourth quarter of 2000, we formed our Professional Services Group, which contributed approximately 11% to revenue for the quarter ended March 31, 2001. We ended the first quarter of 2001 with 61 customers, a net decrease of 34 customers from 95 customers at March 31, 2000.

     International revenue for the quarter ended March 31, 2001 was $586,000 (primarily from customers in the U.K.), representing 21.8% of total revenue for the quarter. International revenue for the quarter ended March 31, 2000 was $116,000 (primarily from customers in the U.K.), representing 5.8% of total revenue for the quarter. As noted above, we plan to close our office in Australia during the second quarter of 2001 and to continue to service our existing Australian customers out of our U.S. operations. We will continue to assess our strategy of international expansion and investing in our subsidiaries in the U.K. and Germany. There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. We price, invoice and collect fees for our international services primarily in the local currency. To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

     The one-time set-up fees we charge for the implementation of our customers' sites are deferred and recorded as revenue over the expected term of the related service contracts. Certain professional service fees, including technical customization and integration related to ongoing service relationships, are billed over the term the professional service is rendered, recorded as deferred revenue and recognized over the remaining term of the ongoing service contract. At March 31, 2001 and 2000, there was $895,000 and $1.0 million, respectively, of deferred revenue primarily relating to set-up fees and professional service fees.

     During the latter half of 2000, we shifted our sales focus away from outsourced e-commerce for portals and traffic building applications for dot-coms to providing demand chain sell-side solutions, such as enabling the web-based sale of retail and discount clearance items and business-to-business surplus and hosting interactive marketing promotions for larger retailers and manufacturers with higher brand awareness and greater financial resources. Because the sales cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and because the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce, we believe that this change in focus has caused the rate of our revenue growth to moderate from prior periods. We also believe that uncertain economic conditions during the first quarter of 2001 have resulted in a longer decision and implementation process with our customers. As a result of this shift in business mix and partially as a result of a general price increase that we effected in early 2000, approximately 75 customer contracts were terminated, either by us or by the customer, during 2000, and an additional 16 customer contracts were terminated during the first quarter of 2001. Also as a result of this shift in business mix and general price increase, average revenue per customer increased to $41,600 for the first quarter of 2001 from $21,700 for the first quarter of 2000.

     Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition. We believe that total revenue for the second quarter of 2001 will increase between 10% and 20% compared to the first quarter of 2001. We expect total revenue for 2001 will reflect an increase of between 0% and 10% compared to total revenue for 2000.

     OPERATING EXPENSES

     COST OF REVENUE consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue was $1.4 million for the quarter ended March 31, 2001, an increase of $394,000, or 40.9%, compared to $962,000 for the quarter ended March 31, 2000. As a percentage of revenue, cost of revenue increased to 50.5% for the three months ended March 31, 2001, compared to 47.9% for the three months ended March 31, 2000. The increase of $394,000 for the quarter ended March 31, 2001 compared to the same period of last year resulted primarily from the continued development and expansion of our customer support and end-user customer service organizations and costs related to our U.S. and international data centers, including depreciation of network equipment and fees paid for bandwidth and third-party network providers.

     Gross margin decreased to 49.5% for the quarter ended March 31, 2001 compared to 52.1% for the quarter ended March 31, 2000. Our cost of revenue components are highly fixed in nature. The decrease in gross margin is primarily attributable to slower revenue growth compared to the costs associated with development and expansion of our customer support and end-user customer service organizations and costs related to our U.S. and international data centers, including depreciation of network equipment and fees paid for bandwidth and third-party network providers. The gross margins reported above are not necessarily indicative of gross margins for future periods.

     SALES AND MARKETING expenses were $3.5 million for the quarter ended March 31, 2001, a decrease of $1.2 million, or 26.2%, compared to sales and marketing expenses of $4.7 million for the quarter ended March 31, 2000. The decrease is primarily due to a reduction in amortization of advertising expenses in the amount of $2.5 million, related to advertising services purchased from Excite, Inc. (now known as At Home Corporation) during the quarter ended March 31, 2000 under our original auction services agreement with Excite which was terminated in December

2000, offset by $1.9 million related to the amortization of an email marketing database which we purchased from At Home in the fourth quarter of 2000 for cash and which is being amortized over its useful life in 2001. Also contributing to the decrease is a reduction in marketing expenses of approximately $410,000 primarily relating to the discontinuation of certain advertising programs during the fourth quarter of 2000. Excluding amortization of the email marketing database, we believe that sales and marketing expenses will increase in absolute dollars in the second quarter of 2001 compared to the first quarter of 2001 due to more focused efforts on marketing initiatives to drive demand generation.

     DEVELOPMENT AND ENGINEERING expenses were $1.7 million for the quarter ended March 31, 2001, a decrease of $83,000, or 4.6%, compared to development and engineering expenses of $1.8 million for the quarter ended March 31, 2000. This decrease is primarily due to a reduction in salaries and related expenses related to lower headcount. We believe that development and engineering expenses will decrease in absolute dollars in the second quarter of 2001 compared to the first quarter of 2001 primarily due to our May 2001 workforce reduction.

     GENERAL AND ADMINISTRATIVE expenses were $2.9 million for the three months ended March 31, 2001, an increase of $220,000, or 8.1%, compared to general and administrative expenses of $2.7 million for the three months ended March 31, 2000. The increase is primarily attributable to costs associated with international offices we opened during 2000 combined with increased insurance and depreciation expenses in the U.S., partially offset by a decrease in recruiting and relocation costs and salary and related expenses. We believe that general and administrative expenses will decrease in absolute dollars in the second quarter of 2001 compared to the first quarter of 2001 primarily due to our May 2001 workforce reduction.

     EQUITY RELATED CHARGES consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of our common stock on the grant date and (ii) the fair value of warrants issued to certain strategic customers and shares of our Series D convertible preferred stock issued to certain strategic customers at prices below fair value. At March 31, 2001, deferred stock compensation, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled $4.1 million, net of amortization of approximately $4.8 million and canceled stock grants valued at approximately $4.4 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

     At March 31, 2001, other deferred equity related charges, which is a component of deferred compensation and equity related charges in stockholders' equity, totaled $41.8 million, net of amortization of $23.9 million. This amount is being amortized ratably over the terms of the related agreements.

     INTEREST INCOME, NET

     Interest income, net, was $1.1 million for the three months ended March 31, 2001, an increase of $749,000 compared to interest income, net, of $384,000, for the three months ended March 31, 2000. This increase is primarily the result of interest earned on cash, cash equivalents and investments, particularly interest earned on the net proceeds from our initial public offering in March 2000.

MICROSOFT CONTRACT

     Our auction services agreement with Microsoft provides that, if Microsoft drives more than a specified number of Internet users to the FairMarket Network through its Internet portal site, we will guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. If Microsoft meets its minimum annual traffic guarantee but such increase in traffic does not produce sufficient revenue to meet the minimum guaranteed revenue, we will have a financial obligation to Microsoft. This obligation will be an amount equal to the difference between the minimum guaranteed payment and its portion of fees actually collected. Our agreement with Microsoft provides for minimum guaranteed revenue of $5.0 million, $10.0 million, $10.0 million, $15.0 million and $20.0 million for the first, second, third, fourth and fifth contract years, respectively. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. While we do not expect that we will be required to make any payments under the minimum guaranteed revenue provision for the second contract year of the agreement based on results of the first contract year, any payments we have to make to satisfy the minimum guaranteed revenue levels under the agreement could have a material adverse effect on our business, financial condition and results of operations.

     We defer recognition of revenue on our share of transaction fees under this agreement until Microsoft receives the minimum guaranteed revenue or until they fail to meet their performance targets. At March 31, 2001, we had deferred $16,000 of transaction fee revenue from Microsoft.

LIQUIDITY AND CAPITAL RESOURCES

     In March 2000, we completed the initial public offering of our common stock and realized net proceeds from the offering of $89.1 million. Prior to the offering, we had financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million. At March 31, 2001, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $73 million.

     Cash used in operating activities was $4.2 million for the three months ended March 31, 2001 and $5.1 million for the three months ended March 31, 2000. Net cash flows from operating activities for the three months ended March 31, 2001 reflect a net loss of $11.8 million combined with an increase in accounts receivable and a decrease in current liabilities and other non-current liabilities, partially offset by depreciation expense, amortization of an email marketing database, amortization of deferred compensation and equity related charges and a decrease in prepaid expenses and other assets. The amortization of an email marketing database relates to an email marketing database which we purchased from At Home in the fourth quarter of 2000 for cash which is being amortized over its useful life in 2001. Net cash flows from operating activities for the three months ended March 31, 2000 reflected a net loss of $11.6 million combined with an increase in accounts receivable and prepaid expenses and other current assets and a decrease in accounts payable, partially offset by depreciation expense, amortization of non-cash advertising, amortization of deferred compensation and equity related charges and an increase in accrued expenses and deferred revenue.

     Cash provided by investing activities was $14.3 million for the three months ended March 31, 2001. Net cash provided by investing activities for the three months ended March 31, 2001 includes $15.0 million from the maturity of marketable securities partially offset by $623,000 used for the purchase of property and equipment. For the three months ended March 31, 2000, net cash used in investing activities was $2.8 million, primarily for purchases of property and equipment.

     Cash used in financing activities was $18,000 for the three months ended March 31, 2001. For the three months ended March 31, 2000, cash provided by financing activities was $94.2 million, which consists of the proceeds of $89.1 million from our initial public offering of our common stock, net of expenses of $8.6 million related to the offering. In addition, in connection with our initial public offering, Excite paid us $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock (which converted into shares of our common stock upon our initial public offering) for cash consideration of $17.5 million in the third quarter of 1999, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite under our former auction services agreement with Excite.

     We expect our operating expenses, excluding one-time charges related to our May 2001 reduction in workforce and other restructuring initiatives, to decrease in absolute dollars in the second quarter of 2001 as a result of these cost containment measures and thereafter to continue to decrease during the remainder of 2001, and expect to fund these expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that the net proceeds from our initial public offering and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments," an amendment of SFAS 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes the accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives") and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in their value, gains or losses, depends on the intended use of the derivative and its resulting designation.
We have adopted SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption SFAS 138 did not have a material impact on our consolidated financial statements and related disclosures.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. We do not believe the adoption of SFAS 140 will have a material impact on our financial statements and related disclosures.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME" AND OTHER SIMILAR EXPRESSIONS WHICH PREDICT OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS. YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS.

     SOME OF THE FACTORS THAT MIGHT CAUSE THESE DIFFERENCES INCLUDE THOSE SET FORTH BELOW. YOU SHOULD CAREFULLY REVIEW ALL OF THESE FACTORS, AND YOU SHOULD BE AWARE THAT THERE MAY BE OTHER FACTORS THAT COULD CAUSE THESE DIFFERENCES. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON INFORMATION, PLANS AND ESTIMATES AT THE DATE OF THIS FORM 10-Q, AND WE DO NOT PROMISE TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES.

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

     We face the following risks, expenses and difficulties as a company seeking to develop a new Internet-based service:

     o if we fail to attract and retain quality customers we may be unable to generate sufficient revenue to support our business;

     o if we fail to attract and retain qualified sales, engineering and other personnel we may be unable to maintain and expand our business;

     o if we fail to maintain and upgrade our service offerings and technology to keep pace with the rapidly growing Internet market we serve we may be unable to compete effectively; and

     o if we fail to raise additional capital if and when we need it we may be unable to develop or sustain our business.

     WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES IN THE NEAR FUTURE.

     For the quarter ended March 31, 2001, we incurred a net loss of approximately $11.8 million, which represented approximately 440% of our revenue for the same period. As of March 31, 2001, we had an accumulated deficit of approximately $81.6 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve operating cash flow breakeven during the first quarter of 2002, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the marketing and promotion of our service offerings. Any such investment will depend on the availability of funds.

     WE EXPECT TO CONTINUE TO HAVE NEGATIVE OPERATING CASH FLOW IN THE NEAR FUTURE WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH COULD BE DIFFICULT TO OBTAIN.

     We expect to continue to experience significant negative operating cash flows for the foreseeable future because we intend to continue to make significant investments in the further development of our service offerings and technology and in the marketing and promotion of our service offerings. We expect that we will fund these expenditures primarily from available cash.

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

     WE MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

     The success of our business model depends in large part on our ability to increase our number of customers. The market for our services may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. Some potential customers may not want to join the FairMarket Network because they are concerned about the possibility of their products being listed together with their competitors' products. Beginning in the second half of 2000, we increased our sales focus on larger retailers and manufacturers with higher brand awareness and greater financial resources. The sales cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce. We also believe that uncertain economic conditions during the first quarter of 2001 have resulted in a longer decision and implementation process with our customers. If we cannot continue to attract new customers on a timely basis or at all, or if we cannot maintain our existing customer base, we may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain our business.

     BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

     The U.S. market for e-commerce services is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition to competition from internally-developed solutions by individual organizations, our primary direct competitors are the following providers of hosted auction services: bid.com and Siebel Systems/OpenSite. We also face competition for customers from third party providers in the following areas:

     o software providers and application service providers such as: Ariba, Auction Broker, Commerce One, Moai Technologies and Siebel
       Systems/OpenSite;

     o destination auction and auction aggregation sites such as: Amazon.com, Andale, AuctionWatch.com, AuctionWorks, eBay, GoTo Auctions and Yahoo! Auctions; and

     o e-commerce vendors such as ATG, Broadvision, IBM and OpenMarket who either have or may extend their offerings to incorporate capabilities similar to those offered by our services.

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

     OUR RECENT AND PREVIOUS WORKFORCE REDUCTIONS AND CHANGES IN MANAGEMENT MAY IMPACT OUR ABILITY TO ATTRACT OR RETAIN KEY PERSONNEL.

     Our future success will depend, in part, on attracting and retaining qualified personnel. In May 2001, we implemented a workforce reduction in which we eliminated 40 positions. Previously, in October 2000, we eliminated 35 positions. We experienced some attrition in personnel prior to each of these workforce reductions and believe that we may experience additional attrition in the future.

     Furthermore, in May 2001, our President and Chief Executive Officer, Eileen Rudden, resigned from the Company and was immediately replaced by our then Chief Financial Officer and Treasurer, Janet Smith, who assumed the additional position of interim President.

     We do not know whether we will be successful in hiring or retaining qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand our operations.

     WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND IN INTERNATIONAL MARKETS.

     A component of our strategy has been to expand internationally by attracting customers outside the U.S. For the quarter ended March 31, 2001, revenue under contracts with customers outside the U.S. represented 21.8% of our total revenue for that quarter. We believe that significant opportunities exist in international markets, and it is our intention to compete in certain of these markets. During 2000, we opened offices in England, Australia and Germany. In May 2001, we announced that we will close our office in Australia during the second quarter of 2001. We will continue to service our existing Australian customers out of our U.S. operations. We may expand our operations to serve other countries in the future. Expansion in our existing international markets and into new international markets requires significant management, financial, development, sales, marketing and other resources. We will continue to assess our strategy of international expansion and investing in our subsidiaries in the U.K. and Germany. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new international markets or that we will be successful in expanding in international markets.

     In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including, among others:

     o different legal and regulatory requirements;

     o difficulties in staffing and managing foreign operations;

     o longer payment cycles;

     o different accounting practices;

     o fluctuating currency exchange rates;

     o problems in collecting accounts receivable;

     o legal uncertainty regarding liability, ownership and protection of intellectual property;

     o tariffs and other trade barriers;

     o seasonal reductions in business activity;

     o potentially adverse tax consequences; and

     o political instability.

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

     OUR CUSTOMERS MAY NOT SUCCESSFULLY DRIVE TRAFFIC FROM THEIR MAIN WEB SITES TO THEIR DYNAMIC PRICING SITES.

     Our success will also depend in part on increases in the amount of user traffic and the number of transactions on our customers' FairMarket-hosted sites. For this to occur, our existing customers must drive sufficient numbers of users to their FairMarket-hosted auction and other dynamic pricing sites, they must devote sufficient resources to making their sites attractive to buyers and sellers and there must be demand for the products being offered on those sites. We cannot assure you that our customers will be successful in accomplishing any of these objectives and their failure to do so could impede our growth and adversely affect our business.

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

     WE MAY ENTER INTO STRATEGIC ALLIANCES OR LICENSE TECHNOLOGIES TO EXPAND OUR BUSINESS OR SERVICE OFFERINGS BUT MAY NOT BE SUCCESSFUL IN DOING SO.

     In addition to internal development of new technologies, our future success may depend to a certain degree on our ability to enter into and implement strategic alliances to expand our product and service offerings and our distribution channels and/or to jointly market or gain market awareness for our service offerings. For example, during the second quarter of 2001 we expanded our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay. We may enter into similar relationships with other online service providers. We may also expand our service offerings by licensing or purchasing complementary technologies from third parties. For example, during the first quarter of 2001 we announced that we have licensed certain real-time e-business infrastructure software from TIBCO Software Inc. to enable us to provide real-time messaging infrastructure. We cannot assure you that we will be successful in identifying, developing or maintaining such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

     OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR OUR SERVICE OFFERING.

     Through distributors, we license a variety of commercially-available Microsoft technologies, including our database software and Internet server software, which is used in our services and systems to perform key functions. We also license other third party technology to perform certain functions of our service, such as our search functionality, which utilizes technology from Verity, Inc., and our wireless service, which is provided by Sentica Corporation. As a result, we are to a certain extent dependent upon those third parties continuing to maintain their technologies. We cannot assure you that we would be able to replace the functionality provided by these third party technologies on commercially reasonable terms or at all. The absence of or any significant delay in the replacement of certain functionalities could have a material adverse effect on our business, financial condition and results of operations.

     OUR SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF OUR CUSTOMERS.

     Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of our services and our ability to attract and retain customers. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our service, or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. We currently maintain separate systems in the U.S. for our U.S. and Australia services and a separate system in England. Any failure to expand or upgrade our systems could have a material adverse effect on our results of operations and financial condition by reducing or interrupting revenue flow and by limiting our ability to attract new customers. Any such failure could also have a material adverse effect on the business of our customers, which could damage our reputation and expose us to a risk of loss or litigation and potential liability. The majority of the server capacity of our systems for each of the countries named above is currently not utilized.

     A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS.

     Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose us to litigation and potential liability. We have from time to time discovered errors in our software or software of others used in our operating systems after its incorporation into our systems. We cannot assure you that undetected errors or performance problems in our existing or future services will not be discovered or that known errors considered minor by us will not be considered serious by our customers. We have experienced periodic minor system interruptions, which may continue to occur from time to time. Most of our contracts provide for the payment or credit to the customer of specified money damages (based on the monthly service fee paid by the customer) if we are unable to maintain specified levels of service based on downtime of either their FairMarket-hosted sites or our centralized service over a specified period, typically one month. The total dollar amount of our potential payment or credit obligations under these provisions if the service levels specified in all of those agreements were not met over the typical one month measurement period could be material. In addition, certain of our contracts also provide the customer with the right to terminate the contract if we are unable to maintain a minimum specified level of service.
Performance problems in our technology could also damage our reputation which could reduce market acceptance of our services and lead to a loss of revenues.

     THE FUNCTIONING OF OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD BE DISRUPTED BY FACTORS OUTSIDE OUR CONTROL.

     Our success depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating our U.S. and Australia services is currently located at the facilities of NaviSite, Inc. in Andover, Massachusetts, and substantially all of our computer hardware for operating our U.K. service is located at a third party hosting center in England. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not currently have a backup system in place for any given system; however, any one of our systems could temporarily be utilized as a backup system if a disaster should occur on any of our other systems. Despite any precautions we take or plan to take, the occurrence of a natural disaster or other unanticipated problems at any third party hosting facility could result in interruptions in our services. In addition, if any third party hosting service fails to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruption, interruptions in our service could result. Any damage to or failure of our systems could result in reductions in, or terminations of, our service, which could have a material adverse effect on our business, results of operations and financial condition.

     OUR BUSINESS MAY SUFFER IF BUYERS AND SELLERS DO NOT MAKE PAYMENTS OR DELIVER GOODS.

     Our success may depend to some extent upon sellers on customer sites reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. Our customers have received in the past, and we anticipate that they will receive in the future, communications from sellers and buyers who did not receive the purchase price or the goods that were to have been exchanged. Neither we nor our customers have the ability to require end-users to make payments or deliver goods or otherwise make end-users whole. Our customers also periodically receive complaints from buyers as to the quality of the goods purchased. We are unaware of any complaints that have materially impacted our customers' businesses in a detrimental manner. Neither we nor our customers have the ability to determine the level of such complaints that are made directly between buyers and sellers. We expect that both we and our customers will continue to receive requests from end-users requesting reimbursement or threatening legal action against either our customers or us if no reimbursement is made.

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

     E-commerce may not prove to be a viable medium for purchasing for the following reasons, any of which could seriously harm our business:

     o the necessary infrastructure for Internet communications may not develop adequately;

     o our potential customers, buyers and suppliers may have security and confidentiality concerns;

     o complementary products, such as high-speed modems and high-speed communication lines, may not be developed;

     o alternative purchasing solutions may be implemented;

     o buyers may dislike the reduction in the human contact inherent in traditional purchasing methods;

     o use of the Internet and other online services may not continue to increase or may increase more slowly than expected;

     o the development or adoption of new technology standards and protocols may be delayed or may not occur; and

     o new and burdensome governmental regulations may be imposed.

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

     OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     The stock market, and in particular the market for Internet-related stocks, has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including:

     o failure to meet our development plans;

     o the demand for our common stock;

     o downward revisions in securities analysts' estimates or changes in general market conditions;

     o technological innovations by competitors or in competing technologies;
       and

     o investor perception of our industry or our prospects.

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

     The holders of a substantial portion of our common stock (including at least approximately 12.5 million shares held by former holders of our Series C and D convertible preferred stock and approximately 5.8 million shares issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

     FOREIGN CURRENCY RISK

     International sales are made mostly from FairMarket's foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. FairMarket is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended March 31, 2001 was not significant.

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

     We paid a total of $6.8 million in underwriting discounts in connection with the offering. We have also paid approximately $1.8 million in costs and expenses related to the offering. None of the costs and expenses related to the offering have been paid directly or indirectly to any director, officer or general partner of FairMarket or their associates or persons owning 10% or more of any class of equity securities of FairMarket or an affiliate of FairMarket. After deducting underwriting discounts and offering expenses, the estimated net proceeds to FairMarket from the offering were approximately $89.1 million. At March 31, 2001, substantially all of the net proceeds were held in investments in commercial paper with the remainder in other interest-bearing accounts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

         10.1 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Mathew Ackley.

         10.2 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Jeffrey B. Meyer.

         10.3 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Scott Randall.

         10.4 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Eileen Rudden.

         10.5 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Bryan Semple.

         10.6 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and N. Louis Shipley.

         10.7 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Janet Smith.

         10.8 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Bruce Worrall.

     (B) REPORTS ON FORM 8-K

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FairMarket, Inc.


Date: May 15, 2001                     By: /S/ JANET SMITH
                                           ------------------------------------
                                           Janet Smith,
                                           Chief Financial Officer
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER)

                                  EXHIBIT INDEX



EXHIBIT NO. TITLE

10.1 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Mathew Ackley.

10.2 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Jeffrey B. Meyer.

10.3 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Scott Randall.

10.4 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Eileen Rudden.

10.5 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Bryan Semple.

10.6 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and N. Louis Shipley.

10.7 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Janet Smith.

10.8 Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of February 26, 2001 between FairMarket, Inc. and Bruce Worrall.