Form 10-Q
period 2001-06-30
FAIRMARKET INC
filed 2001-08-02
CIK 1053676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


              |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                              ---------------------


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

The number of shares outstanding of the registrant's common stock as of July 30, 2001 was 28,898,642.


================================================================================

                                FAIRMARKET, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  a)  Condensed Consolidated Balance Sheets
                      as of June 30, 2001 and December 31, 2000....................................    3

                  b)  Condensed Consolidated Statements of Operations
                      for the Three- and Six-Month Periods Ended June 30, 2001 and 2000............    4

                  c)  Condensed Consolidated Statements of Cash Flows
                      for the Six Months Ended June 30, 2001 and 2000..............................    5

                  d)  Notes to Condensed Consolidated Financial Statements.........................    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................   10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................   25


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................   26

         Item 2.  Changes in Securities and Use of Proceeds........................................   26

         Item 3.  Defaults upon Senior Securities..................................................   26

         Item 4.  Submission of Matters to a Vote of Security Holders..............................   26

         Item 5.  Other Information................................................................   26

         Item 6.  Exhibits and Reports on Form 8-K.................................................   26


SIGNATURE..........................................................................................   27


FAIRMARKET, FAIRMARKET NETWORK AND THE FAIRMARKET LOGO ARE SERVICE MARKS OF FAIRMARKET, INC. THE NAMES OF OTHER COMPANIES AND PRODUCTS MENTIONED IN THIS REPORT MAY BE THE TRADEMARKS OF THEIR RESPECTIVE OWNERS.

--------------------------------------------------------------------------------
                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FAIRMARKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                2001           2000
                                                                              --------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $  51,958    $  61,126
    Marketable securities                                                        14,898       14,978
    Restricted cash                                                               1,800        1,800
    Accounts receivable, net of allowance for doubtful accounts of $577 and $540 at June 30, 2001 and December 31, 2000,
       respectively                                                               1,127        2,014
    Prepaid expenses and other current assets                                     1,966        4,668
                                                                              ---------    ---------
       Total current assets                                                      71,749       84,586
Property and equipment, net of accumulated depreciation of $4,815
    and $3,117 at June 30, 2001 and December 31, 2000, respectively               7,810        8,863
                                                                              ---------    ---------
         Total assets                                                         $  79,559    $  93,449
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $     587    $   1,167
    Accrued expenses                                                              2,548        3,141
    Deferred revenue                                                                393        1,006
    Current portion of long-term lease obligation                                   194          197
                                                                              ---------    ---------
       Total current liabilities                                                  3,722        5,511
Long-term lease obligation                                                           43          148
Other long-term liabilities                                                         423          508
                                                                              ---------    ---------
         Total liabilities                                                        4,188        6,167

Stockholders' equity:
    Preferred stock                                                                --           --
    Common stock                                                                     29           29
    Additional paid-in capital                                                  189,727      209,038
    Deferred compensation and equity-related charges                            (20,018)     (51,991)
    Accumulated other comprehensive loss, net                                       (91)         (28)
    Accumulated deficit                                                         (94,276)     (69,766)
                                                                              ---------    ---------
       Total stockholders' equity                                                75,371       87,282
                                                                              ---------    ---------
         Total liabilities and stockholders' equity                           $  79,559    $  93,449
                                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements

--------------------------------------------------------------------------------
                                       3

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                               ------------------       ----------------
                                                               2001          2000       2001        2000
                                                               ----          ----       ----        ----
Revenue                                                       $  3,004    $  3,013    $  5,688    $  5,021
                                                              --------    --------    --------    --------
Operating expenses:
  Cost of revenue (exclusive of $51 and $115 in 2001
    and $59 and $121 in 2000, for the three- and six-month
    periods, respectively, reported below as equity-related
    charges)                                                     1,259       1,246       2,615       2,208
  Sales and marketing (exclusive of $6,148 and
    $12,007 in 2001 and $3,999 and $7,385 in 2000,
    for the three- and six-month periods,
    respectively, reported below as equity-related
    charges)                                                     2,662       7,167       6,113      11,844
  Development and engineering (exclusive of $105 and
    $235 in 2001 and $248 and $481 in 2000, for the
    three- and six-month periods, respectively,
    reported below as equity-related charges)                    1,382       2,120       3,102       3,923
  General and administrative (exclusive of $171 and
    $259 in 2001 and $176 and $329 in 2000, for the
    three- and six-month periods, respectively,
    reported below as equity-related charges)                    3,075       3,363       6,023       6,091
  Equity-related charges                                         6,475       4,482      12,616       8,316
  Restructuring charge                                           1,650        --         1,650        --
                                                              --------    --------    --------    --------
  Total operating expenses                                      16,503      18,378      32,119      32,382
                                                              --------    --------    --------    --------
Loss from operations                                           (13,499)    (15,365)    (26,431)    (27,361)
Interest income, net                                               788       1,415       1,921       1,799
                                                              --------    --------    --------    --------
Net loss                                                      $(12,711)   $(13,950)   $(24,510)   $(25,562)
                                                              ========    ========    ========    ========
Basic and diluted net loss per share                          $  (0.44)   $  (0.49)   $  (0.85)   $  (1.35)
                                                              ========    ========    ========    ========

Shares used to compute basic and diluted net
    loss per share                                              28,780      28,197      28,760      18,987

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                       4

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                   ----------------
                                                                                   2001        2000
                                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(24,510)   $(25,562)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                   1,777       1,124
     Reserve for uncollectible accounts                                                37         309
     Non-cash advertising expense                                                    --         5,312
     Amortization of email marketing database                                       3,032        --
     Amortization of deferred compensation and equity-related charges              12,616       8,316
     Changes in operating assets and liabilities:
       Accounts receivable                                                            850        (759)
       Prepaid expenses and other current assets                                     (330)     (2,060)
       Accounts payable                                                              (580)       (490)
       Accrued expenses                                                              (596)      1,474
       Deferred revenue                                                              (613)        302
       Other non-current liabilities                                                  (85)       --
                                                                                 --------    --------
Net cash used in operating activities                                              (8,402)    (12,034)
                                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                               (724)     (5,319)
   Purchase of marketable securities                                              (14,898)     (2,057)
   Proceeds from maturity of marketable securities                                 14,978       2,019
                                                                                 --------    --------
Net cash used in investing activities                                                (644)     (5,357)
                                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of issuance costs                       46      89,199
   Repayment of capital lease                                                        (105)       --
   Collection of subscription receivable                                             --         5,000
                                                                                 --------    --------
Net cash provided by (used in) financing activities                                   (59)     94,199
                                                                                 --------    --------
Effect of foreign exchange rates on cash and cash equivalents                         (63)        (40)
                                                                                 --------    --------
Net change in cash and cash equivalents                                            (9,168)     76,768
Cash and cash equivalents, beginning of period                                     61,126      11,060
                                                                                 --------    --------
Cash and cash equivalents, end of period                                         $ 51,958    $ 87,828
                                                                                 ========    ========
Supplemental schedule of cash flow information:
  Non-cash financing activity:
     Conversion of preferred stock to common stock                               $   --        70,078


     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                       5

FAIRMARKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

2.     BASIS OF PRESENTATION

       The accompanying consolidated interim financial statements of FairMarket are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 2000. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which are contained in FairMarket's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited, The FairMarket Network Pty Ltd, FairMarket GmbH and FairMarket Securities Corporation. All intercompany transactions and balances have been eliminated in consolidation.

3.     EQUITY-RELATED CHARGES

       Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (ii) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value. At June 30, 2001, deferred stock compensation was $2.0 million, net of amortization of $5.6 million and canceled stock options valued at $5.7 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. For the three and six months ended June 30, 2001 and 2000, related expense recognized was $747,000 and $1.2 million, and $720,000 and $1.4 million, respectively.

       At June 30, 2001, other deferred equity-related charges, which is a component of stockholders' equity, totaled $18.0 million, net of amortization of $29.7 million. Included in other deferred equity-related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc. (now known as At Home Corporation), which converted into shares of the Company's common stock upon the Company's initial public offering. The Company recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of the Company's initial public offering and the Company recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of the Company's original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement has been modified to that of the new auction services agreement entered into by the Company and At Home at that time, which has a term of 18 months.

       On June 29, 2001, the Company amended its auction services agreement with Microsoft Corporation which originally provided that, if Microsoft drove more than a specified number of Internet users to the FairMarket Network through its Internet portal site, the Company would guarantee a minimum level of transaction fee revenue


--------------------------------------------------------------------------------
                                       6
regardless of actual transaction fee revenue earned by Microsoft. Under this provision, if Microsoft met its minimum annual traffic guarantee but such increase in traffic did not produce sufficient revenue to meet the minimum guaranteed revenue, the Company would have had a financial obligation to Microsoft equal to the difference between the minimum guaranteed payment and its portion of fees actually collected. The minimum guaranteed revenue was $5.0 million, $10.0 million, $10.0 million, $15.0 million and $20.0 million for the first, second, third, fourth and fifth contract years, respectively. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. As a result, the Company will not be required to make any minimum guaranteed revenue payments for any other period. Also under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of FairMarket common stock. In exchange for the above, FairMarket waived its status as "pre-eminent auction services provider" to Microsoft's online properties. However, the Company continues to provide its online auction services to Microsoft sites. The Company valued these warrants at $28.5 million at the time of issuance and recorded a deferred charge to be amortized over the term of the Microsoft contract. As of June 2001, the unamortized value of the warrants on the Company's balance sheet was approximately $18 million which was reversed through equity as a result of the amendment to the auction services agreement. The return of the warrants results in a reduction in quarterly equity-related charges of approximately $1.4 million beginning with the third quarter of 2001.

       Other deferred equity-related charges are being amortized ratably over the terms of the related agreements, from 18 months to three years. For the three and six months ended June 30, 2001 and 2000, related expense recognized was $5.7 million and $11.5 million, and $3.7 million and $6.9 million, respectively.

4.     NET LOSS PER SHARE

       Basic net loss per common share excludes potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three and six months ended June 30, 2001 and 2000, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive.

       Certain securities were not included in the computation of diluted net loss per share for the quarters ended June 30, 2001 and 2000, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase approximately 5,338,000 shares of common stock with exercise prices of $0.10 to $9.66 per share at June 30, 2001 and options to purchase 5,318,000 shares of common stock with exercise prices of $0.10 to $17.00 per share at June 30, 2000; and (ii) warrants to purchase 5,095,000 shares of common stock with an exercise price of $1.71 per share at June 30, 2000.

5.     COMPREHENSIVE LOSS

       For the three months ended March 31, 2001 and 2000, total comprehensive loss was as follows (in thousands):

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                   --------------------            --------------------
                                                   2001            2000            2001            2000
                                                   ----            ----            ----            ----
Net loss                                        $ (12,711)      $ (13,950)      $ (24,510)      $ (25,562)
Changes in other comprehensive loss:
    Foreign currency translation adjustments          (24)            (40)            (44)            (40)
    Unrealized gain (loss) on marketable
       securities                                      --              21             (19)             21
                                                ---------       ---------       ---------       ---------
Total comprehensive loss                        $ (12,735)      $ (13,969)      $ (24,573)      $ (25,581)
                                                =========       =========       =========       =========

6.     STOCK OPTION EXCHANGE

       On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the

--------------------------------------------------------------------------------
                                       7

Company's common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of the Company's common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company
(i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock on June 30, 2001 was below $2.1875, therefore no related charge was recognized for the three and six months ended June 30, 2001.

7.     REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC REGION

       The table below presents revenues by principal geographic region for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                   --------------------            --------------------
                                                   2001            2000            2001            2000
                                                   ----            ----            ----            ----
United States                                   $   2,390       $   2,739       $   4,488       $   4,631
United Kingdom                                        297             227             727             297
Australia                                             317              47             473              93
                                                ---------       ---------       ---------       ---------
Total                                           $   3,004       $   3,013       $   5,688       $   5,021
                                                =========       =========       =========       =========

       The table below presents long-lived assets by principal geographic region as of June 30, 2001 and December 31, 2000 (in thousands):

                                                                               JUNE 30,       DECEMBER 31,
                                                                                 2001             2000
                                                                               --------       ------------
United States                                                                 $   6,969        $   7,731
United Kingdom                                                                      841              967
Australia                                                                            --              165
                                                                             ----------       ----------
Total                                                                         $    7,810       $    8,863
                                                                              ==========       ==========

8.     RESTRUCTURING CHARGE

       On May 14, 2001, as part of the Company's plan to continue to implement cost-cutting measures, the Company eliminated 40 positions at its Massachusetts facility, representing approximately 25% of its total employee base.

       On May 14, 2001, the Company also announced its intention to close its office in Australia during the second quarter of 2001, which closing was not completed as of June 30, 2001. The Company expects to complete the closing of its Australia office during the third quarter of 2001. The Company continues to service its Australian customers out of its U.S. operations.

       The Company recognized a charge of approximately $1.7 million in the second quarter of 2001 for the costs related to the workforce reduction, severance payments to certain other employees and other restructuring initiatives, including closing the Australia office. Approximately $200,000 of the charge relates to non-cash costs associated with the restructuring initiatives. At June 30, 2001, approximately $1.0 million of the charge remained unpaid, primarily related to severance payments to certain employees; the Company expects to pay substantially all of these remaining expenses during the third quarter of 2001.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments," an amendment of SFAS 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes the accounting

--------------------------------------------------------------------------------
                                       8
and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives") and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in their value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company adopted SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of SFAS 138 did not have a material impact on the Company's consolidated financial statements and related disclosures.

       In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. The Company adopted SFAS 140 in the second quarter of 2001. The adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements and related disclosures.

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

10.    SUBSEQUENT EVENT

       FairMarket has been informed that on or about July 27, 2001, a putative class action lawsuit was filed by an individual shareholder in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall, John Belchers, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuit was filed by the law firm of Bernstein, Liebhard & Lifshitz, LLP on behalf of Ohel Shlomo Dov and purports to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuit alleges that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuit further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. FairMarket obtained a copy of the complaint on August 2, 2001, is reviewing the allegations in the complaint and intends to defend the lawsuit vigorously.

--------------------------------------------------------------------------------
                                       9

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

       THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND IN OTHER REPORTS FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

       We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings. We intend to continue to invest in the further development of our service offerings and technology and in the marketing and promotion of our service offerings. While it is our stated goal to achieve operating cash flow break-even during the first quarter of 2002, we expect to continue to incur substantial operating losses and significant negative operating cash flows for the third quarter of 2001, which we expect will decrease during the fourth quarter of 2001.

       On June 29, 2001, we amended our auction services agreement with Microsoft Corporation. Under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of FairMarket common stock and released FairMarket from our guarantee of a minimum level of transaction fee revenue to Microsoft. In exchange, FairMarket waived its status as "pre-eminent auction services provider" to Microsoft's online properties. However, we continue to provide our online auction services to Microsoft sites. The unamortized value of the warrants on FairMarket's balance sheet was approximately $18 million. The return of the warrants results in a reduction in quarterly equity-related charges of approximately $1.4 million beginning with the third quarter of 2001.

       On May 14, 2001, as part of our plan to continue to implement cost-cutting measures, we eliminated 40 positions at our Massachusetts facility, representing approximately 25% of our total employee base. On May 14, 2001, after giving effect to this workforce reduction, we had 119 employees worldwide. Previously, in October

--------------------------------------------------------------------------------
                                       10

2000, we eliminated 35 positions at our Massachusetts facility. We experienced some attrition prior to and following each of these workforce reductions and believe that we may experience additional attrition in the future. At June 30, 2001, we had 112 employees worldwide. Our ability to maintain or increase revenue will depend in part upon our ability to attract and retain qualified personnel.

       Also in May 2001, our President and Chief Executive Officer, Eileen Rudden, resigned from the Company and was immediately replaced by our Chief Financial Officer and Treasurer, Janet Smith, who assumed the additional position of interim President. In July 2001, Nanda Krish, a director of FairMarket, was appointed as interim CEO, in which capacity he will direct FairMarket's recruitment of a permanent chief executive officer. In June 2001, Bruce Worrall, former Vice President of Business Development, and Bryan Semple, former Vice President of Corporate Development, resigned from FairMarket. In addition, Scott Randall, the founder of FairMarket, recently resigned as an officer of FairMarket but continues to serve as Chairman of the Board of Directors.

       On May 14, 2001, we also announced our intention to close our office in Australia during the second quarter of 2001, which closing was not completed as of June 30, 2001. We expect to complete the closing of our Australia office during the third quarter of 2001. We continue to service our Australian customers out of our U.S. operations.

       We recognized a charge of approximately $1.7 million in the second quarter of 2001 for the costs related to the workforce reduction, severance payments to certain other employees and other restructuring initiatives, including the closing of the Australia office. Approximately $200,000 of the charge relates to non-cash costs associated with the restructuring initiatives. At June 30, 2001, approximately $1.0 million of the charge remained unpaid, primarily related to severance payments to certain employees; we expect to pay substantially all of these remaining expenses during the third quarter of 2001.

       On January 16, 2001, we implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of our common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of our common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock on June 29, 2001 was below $2.1875, therefore no related charge was recognized for the three and six months ended June 30, 2001.

       Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance. Period-to-period comparisons of operating results should not be relied upon as an assurance of future operating results.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

       For the three and six months ended June 30, 2001, our net loss was $12.7 million, or $(0.44) per share, and $24.5 million, or $(0.85) per share, respectively. This represented a decrease of $1.3 million, or 8.9%, compared to our net loss of $14.0 million, or $(0.49) per share, for the three months ended June 30, 2000 and a decrease of $1.1 million, or 4.1%, compared to our net loss of $25.6 million, or $(1.35) per share, for the six months ended June 30, 2000. Excluding our one-time restructuring charge of $1.7 million, our net loss was $11.1 million, or $(0.38) per share, for the three months ended June 30, 2001, a decrease of $2.9 million, or 20.7%, compared to the same period of last year.

       The decrease in net loss for the three months ended June 30, 2001 compared to the same period of last year is primarily due to a decrease in total operating expenses of $3.5 million (excluding our one-time restructuring charge), partially offset by a decrease in interest income, net, of $627,000. The decrease in net loss for the six months ended June 30, 2001 compared to the same period of last year is primarily due to an increase in revenue of $667,000 combined with a decrease in total operating expenses of $1.9 million (excluding our one-time restructuring charge) and an increase in interest income, net, of $122,000. We expect to see continued improvement each quarter in the

--------------------------------------------------------------------------------
                                       11
net loss for the remainder of the year as we continue our focus on continued cost containment measures in the latter half of the year.

       REVENUE

       Total revenue was $3.0 million and $5.7 million for the three and six months ended June 30, 2001, respectively, which was flat compared to total revenue for the three months ended June 30, 2000, and an increase of $667,000, or 13.3%, compared to total revenue of $5.0 million for the six months ended June 30, 2000. The increase in revenue for the six months ended June 30, 2001 compared to same period of last year is primarily due to a general price increase that we effected in early 2000 as well as a shift in business mix offset by a decrease in the number of customers. In addition, during the fourth quarter of 2000, we formed our Professional Services Group, which contributed approximately 12% to revenue for the three and six months ended June 30, 2001. Also included in revenue for the three months ended June 30, 2001 was hosting, professional service and other revenue from a short-term interactive marketing promotional auction for one customer which represented approximately 14.1% of our revenue for that period; substantially all revenue under this contract has been recognized as of June 30, 2001. We ended the second quarter of 2001 with 61 customers, a net decrease of 35 customers from 96 customers at June 30, 2000. There was no net change in our number of customers from March 31 to June 30, 2001.

       International revenue for the three months ended June 30, 2001 was $614,000, representing 20.4% of total revenue for the quarter. As noted above, we are in the process of closing our office in Australia and continue to service our existing Australian customers out of our U.S. operations. We will continue to assess our strategy of international expansion and investing in our subsidiaries in the U.K. and Germany. There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. We price, invoice and collect fees for our international services primarily in the local currency. To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

       The one-time set-up fees we charge for the implementation of our customers' sites are deferred and recorded as revenue over the expected term of the related service contracts. Certain professional service fees are billed over the term the professional service is rendered, recorded as deferred revenue and recognized over the remaining term of the ongoing service contract. At June 30, 2001 and 2000, there was $393,000 and $897,000, respectively, of deferred revenue primarily relating to set-up fees and professional service fees.

       During the latter half of 2000, we shifted our sales focus away from outsourced e-commerce for portals and traffic building applications for dot-coms to providing demand chain sell-side solutions, such as enabling the web-based sale of retail and discount clearance items and business-to-business surplus and hosting interactive marketing promotions for larger retailers and manufacturers with higher brand awareness and greater financial resources. Because the sales cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and because the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce, we believe that this change in focus has caused the rate of our revenue growth to moderate from prior periods. We also believe that uncertain economic conditions during the first half of 2001 have resulted in a longer decision-making and implementation process with our customers. As a result of this shift in business mix and partially as a result of the general price increase that we effected in early 2000, approximately 75 customer contracts were terminated, either by us or by the customer, during 2000, and an additional 27 customer contracts were terminated during the six months ended June 30, 2001. Also as a result of this shift in business mix and general price increase, average revenue per customer increased to $49,300 for the second quarter of 2001 from $31,500 for the second quarter of 2000.

       Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition. We believe that revenue for the third quarter of 2001 will be between $2.1 million and $2.3 million. We expect total revenue for 2001 will reflect a decrease of between 15% and 20% compared to total revenue for 2000.

       OPERATING EXPENSES

       COST OF REVENUE consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue was $1.3 million and $2.6 million for the three and six months ended June 30, 2001, an increase of $13,000 and $407,000, respectively, compared to $1.2 million and $2.2 million for the three and six months ended June 30, 2000, respectively. As a percentage of revenue, cost of revenue increased to 41.9% for the three months ended June 30, 2001, compared to 41.4% for the three months ended June 30, 2000. The increase of

--------------------------------------------------------------------------------
                                       12

$13,000 for the three months ended June 30, 2001 compared to the same period of last year resulted primarily from costs related to the expansion of our U.S. and international data centers during 2000, including depreciation of network equipment and fees paid for bandwidth and third-party network providers, partially offset by a reduction in salaries and related expenses resulting from lower headcount.

       Gross margin decreased to 58.1% for the three months ended June 30, 2001 compared to 58.6% for the three months ended June 30, 2000. Gross margin decreased to 54.0% for the six months ended June 30, 2001 compared to 56.0% for the six months ended June 30, 2000. Our cost of revenue components are highly fixed in nature. The decrease in gross margin is primarily attributable to slower revenue growth compared to the costs related to the expansion of our U.S. and international data centers during 2000, including depreciation of network equipment and fees paid for bandwidth and third-party network providers. The gross margins reported above are not necessarily indicative of gross margins for future periods.

       SALES AND MARKETING expenses were $2.7 million and $6.1 million for the three and six months ended June 30, 2001, a decrease of $4.5 million, or 62.9%, and $5.7 million, or 48.4%, compared to sales and marketing expenses of $7.2 million and $11.8 million for the three and six months ended June 30, 2000, respectively. These decreases are primarily due to a reduction in amortization of advertising expenses in the amount of $2.5 million and $5.0 million related to advertising services purchased from Excite, Inc. (now known as At Home Corporation) during the three and six months ended June 30, 2000, respectively, under our original auction services agreement with Excite, which was terminated in December 2000. This decrease in amortization for each period was partially offset by amortization expense of $1.1 million and $3.0 million for the three and six months ended June 30, 2001, respectively, related to an email marketing database which we purchased from At Home in the fourth quarter of 2000 for cash and which is being amortized over its useful life in 2001. Also contributing to the decreases in sales and marketing expenses is a reduction in marketing expenses of approximately $2.0 million and $2.4 million for the three and six months ended June 30, 2001, compared to the same periods of last year, primarily relating to the discontinuation of certain advertising programs during the fourth quarter of 2000. Excluding amortization of the email marketing database, we believe that sales and marketing expenses will continue to decrease in absolute dollars during the remainder of 2001.

       DEVELOPMENT AND ENGINEERING expenses were $1.4 million and $3.1 million for the three and six months ended June, 2001, a decrease of $738,000, or 34.8%, and $821,000, or 20.9%, compared to development and engineering expenses of $2.1 million and $3.9 million for the three and six months ended June 30, 2000. The decrease in each period is primarily due to decreases in computer related supplies and expenses and contract services expense combined with a reduction in salaries and related expenses resulting from lower headcount. We believe that development and engineering expenses will continue to decrease in absolute dollars during the remainder of 2001.

       GENERAL AND ADMINISTRATIVE expenses were $3.1 million and $6.0 million for the three and six months ended June 30, 2001, a decrease of $288,000, or 8.6%, and $68,000, or 1.1%, compared to general and administrative expenses of $3.4 million and $6.1 million for the three and six months ended June 30, 2000, respectively. The decrease for the three months ended June 30, 2001 is primarily related to decreases in recruiting costs and bad debt expense partially offset by increases in insurance costs and depreciation expense. The decrease for the six months ended June 30, 2001 is primarily related to decreases in recruiting costs, bad debt expense and facility costs partially offset by increases in insurance costs and depreciation expense. We believe that general and administrative expenses will continue to decrease in absolute dollars during the remainder of 2001.

       EQUITY-RELATED CHARGES consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of our common stock on the grant date and (ii) the fair value of warrants issued to certain strategic customers and shares of our Series D convertible preferred stock issued to certain strategic customers at prices below fair value. At June 30, 2001, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $2.0 million, net of amortization of approximately $5.6 million and canceled stock option grants valued at approximately $5.7 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

       At June 30, 2001, other deferred equity-related charges, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $18.0 million, net of amortization of $29.7 million. This amount is being amortized ratably over the terms of the related agreements. Included in other deferred equity-related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc. (now known as At Home Corporation), which converted into shares of our common stock upon our initial public offering. We recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the

--------------------------------------------------------------------------------
                                       13
date of our initial public offering and we recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of our original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement has been modified to that of the new auction services agreement that we entered into with At Home at that time, which has a term of 18 months.

       On June 29, 2001, we amended our auction services agreement with Microsoft Corporation which originally provided that, if Microsoft drove more than a specified number of Internet users to the FairMarket Network through its Internet portal site, we would guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Under this provision, if Microsoft met its minimum annual traffic guarantee but such increase in traffic did not produce sufficient revenue to meet the minimum guaranteed revenue, we would have had a financial obligation to Microsoft equal to the difference between the minimum guaranteed payment and its portion of fees actually collected. The minimum guaranteed revenue was $5.0 million, $10.0 million, $10.0 million, $15.0 million and $20.0 million for the first, second, third, fourth and fifth contract years, respectively. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. As a result, we will not be required to make any minimum guaranteed revenue payments for any other period. Also under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of our common stock. In exchange for the above, we waived our status as "pre-eminent auction services provider" to Microsoft's online properties. However, we continue to provide our online auction services to Microsoft sites. We valued these warrants at $28.5 million at the time of issuance and recorded a deferred charge to be amortized over the term of the Microsoft contract. As of June 2001, the unamortized value of the warrants on our balance sheet was approximately $18 million which we reversed through equity as a result of the amendment to our auction services agreement. The return of the warrants results in a reduction in quarterly equity-related charges of approximately $1.4 million beginning with the third quarter of 2001.

       INTEREST INCOME, NET

       Interest income, net, was $788,000 for the three months ended June 30, 2001, a decrease of $627,000 compared to interest income, net, of approximately $1.4 million for the three months ended June 30, 2000. Interest income, net, was approximately $1.9 million for the six months ended June 30, 2001, an increase of $122,000 compared to interest income, net, of approximately $1.8 million for the six months ended June 30, 2000. The decrease in interest income for the three months ended June 30, 2001 is primarily the result of a lower average balance of cash, cash equivalents and investments and lower interest rates compared to the same period of last year. The increase in interest income for the six months ended June 30, 2001 is the result of a higher average balance of cash, cash equivalents and investments partially offset by lower interest rates compared to the same period of last year. Cash, cash equivalents and investments increased during the second quarter of 2000 as a result of our initial public offering in March 2000 but were lower, on average, during the six months ended June 30, 2000 compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

       In March 2000, we completed the initial public offering of our common stock and realized net proceeds from the offering of $89.2 million. Prior to the offering, we had financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million. At June 30, 2001, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $68.7 million.

       Cash used in operating activities was $8.4 million for the six months ended June 30, 2001 and $12.0 million for the six months ended June 30, 2000. Net cash flows from operating activities for the six months ended June 30, 2001 reflect a net loss for that period of $24.5 million combined with an increase in prepaid expenses and other current assets and decreases in current liabilities, deferred revenue and other non-current liabilities, partially offset by depreciation expense, amortization of an email marketing database, amortization of deferred compensation and equity-related charges and a decrease in accounts receivable. The amortization of an email marketing database relates to an email marketing database which we purchased from At Home in the fourth quarter of 2000 for cash and which is being amortized over its useful life in 2001.

       Cash used in investing activities was $644,000 for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2001 consisted primarily of $724,000 used for the purchase of property and equipment. For the six months ended June 30, 2000, net cash used in investing activities was $5.4 million, primarily for purchases of property and equipment.

--------------------------------------------------------------------------------
                                       14

       Cash used in financing activities was $59,000 for the six months ended June 30, 2001. For the six months ended June 30, 2000, cash provided by financing activities was $94.2 million, consisting of the proceeds of $89.2 million from our initial public offering of our common stock, net of expenses of $8.6 million related to the offering. In addition, in connection with our initial public offering, Excite paid us $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock (which converted into shares of our common stock upon our initial public offering) for cash consideration of $17.5 million in the third quarter of 1999, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite under our former auction services agreement with Excite.

       We expect our operating expenses, excluding the one-time charge related to our May 2001 workforce reduction and other restructuring initiatives, to decrease in absolute dollars in the third quarter of 2001, compared to the second quarter of 2001, as a result of cost containment measures and to continue to decrease in the fourth quarter of 2001, and expect to fund these expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that the net proceeds from our initial public offering and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments," an amendment of SFAS 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes the accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives") and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in their value, gains or losses, depends on the intended use of the derivative and its resulting designation. We adopted SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of SFAS 138 did not have a material impact on our consolidated financial statements and related disclosures.

       In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. We adopted SFAS 140 in the second quarter of 2001. The adoption of SFAS 140 did not have a material impact on our consolidated financial statements and related disclosures.

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the us, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on our financial statements has not yet been determined.

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

--------------------------------------------------------------------------------
                                       15

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

       WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES IN THE NEAR FUTURE.

       For the quarter ended June 30, 2001, we incurred a net loss of approximately $12.7 million, which represented approximately 23.6 % of our revenue for the same period. As of June 30, 2001, we had an accumulated deficit of approximately $94.3 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve operating cash flow breakeven during the first quarter of 2002, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the marketing and promotion of our service offerings. Any such investment will depend on the availability of funds.

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

--------------------------------------------------------------------------------
                                       16

       WE MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

       The success of our business model depends in large part on our ability to increase our number of customers. The market for our services may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. Some potential customers may not want to join the FairMarket Network because they are concerned about the possibility of their products being listed together with their competitors' products. Beginning in the second half of 2000, we increased our sales focus on larger retailers and manufacturers with higher brand awareness and greater financial resources. The sales cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce. We also believe that uncertain economic conditions during 2001 have resulted in a longer decision-making and implementation process with our customers. If we cannot continue to attract new customers on a timely basis or at all, or if we cannot maintain our existing customer base, we may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain our business.

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

       Furthermore, in May 2001, our President and Chief Executive Officer, Eileen Rudden, resigned from the Company and was immediately replaced by our Chief Financial Officer and Treasurer, Janet Smith, who assumed the

--------------------------------------------------------------------------------
                                       17
additional position of interim President. In July 2001, Nanda Krish, a director of FairMarket, was appointed as interim CEO, in which capacity he will direct FairMarket's recruitment of a permanent chief executive officer. In June 2001, Bruce Worrall, former Vice President of Business Development, and Bryan Semple, former Vice President of Corporate Development, resigned from FairMarket. In addition, Scott Randall, the founder of FairMarket, recently resigned as an officer of FairMarket but continues to serve as Chairman of the Board of Directors.

       We cannot assure you that we will be successful in hiring or retaining qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand our operations.

       WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND IN INTERNATIONAL MARKETS.

       A component of our strategy has been to expand internationally by attracting customers outside the U.S. For the three- and six-month periods ended June 30, 2001, revenue under contracts with customers outside the U.S. represented 20% and 21% of our total revenue, respectively. We believe that significant opportunities exist in international markets, and it is our intention to compete in certain of these markets. During 2000, we opened offices in England, Australia and Germany. In May 2001, we announced our intention to close our office in Australia during the second quarter of 2001, which we are in the process of completing. We continue to service our Australian customers out of our U.S. operations. We may expand our operations to serve other countries in the future. Expansion in our existing international markets and into new international markets requires significant management, financial, development, sales, marketing and other resources. We will continue to assess our strategy of international expansion and investing in our subsidiaries in the U.K. and Germany. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new international markets or that we will be successful in expanding in international markets.

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

       OUR CUSTOMERS MAY NOT SUCCESSFULLY DRIVE TRAFFIC FROM THEIR MAIN WEB SITES TO THEIR DYNAMIC PRICING SITES.

       Our success will also depend in part on increases in the amount of user traffic and the number of transactions on our customers' FairMarket-hosted sites. For this to occur, our existing customers must drive sufficient numbers of users to their FairMarket-hosted auction and other dynamic pricing sites, they must devote sufficient resources to making their sites attractive to buyers and sellers and there must be demand for the products being offered on those

--------------------------------------------------------------------------------
                                       18
sites. We cannot assure you that our customers will be successful in accomplishing any of these objectives and their failure to do so could impede our growth and adversely affect our business.

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

       WE MAY ENTER INTO STRATEGIC ALLIANCES OR LICENSE TECHNOLOGIES TO EXPAND OUR BUSINESS OR SERVICE OFFERINGS BUT MAY NOT BE SUCCESSFUL IN DOING SO.

       In addition to internal development of new technologies, our future success may depend to a certain degree on our ability to enter into and implement strategic alliances to expand our product and service offerings and our distribution channels and/or to jointly market or gain market awareness for our service offerings. For example, during the second quarter of 2001 we expanded our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay. We may enter into similar relationships with other online service providers. We may also expand our service offerings by licensing or purchasing complementary technologies from third parties. For example, during the first quarter of 2001 we announced that we licensed certain real-time e-business infrastructure software from TIBCO Software Inc. to enable us to provide real-time messaging infrastructure. We cannot assure you that we will be successful in identifying, developing or maintaining such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

       OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

       Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology and systems designs. While we have attempted to safeguard and maintain our proprietary rights, we cannot assure you that we have been or will be completely successful in doing so. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours.

       We have applied for patents on aspects of our technology and processes and those applications are pending with the U.S. Patent and Trademark Office. We cannot assure you that any patents will be issued. Even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us. We have also applied for trademark registrations for some of our brand names and our marketing materials are copyrighted, but these protections may not be adequate. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we provide services. We may, at times, have to incur significant legal costs and spend time defending our copyrights and, if issued, our service marks and patents. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

--------------------------------------------------------------------------------
                                       19

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

       OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR OUR SERVICE OFFERING.

       Through distributors, we license a variety of commercially-available Microsoft technologies, including our database software and Internet server software, which is used in our services and systems to perform key functions. We also license other third party technology to perform certain functions of our service, such as our search functionality, which utilizes technology from Verity, Inc., technology that we license from TIBCO Software Inc., which we use in certain of our integration solutions, and our wireless service, which is provided by Sentica Corporation. As a result, we are to a certain extent dependent upon those third parties continuing to maintain their technologies. We cannot assure you that we would be able to replace the functionality provided by these third party technologies on commercially reasonable terms or at all. The absence of or any significant delay in the replacement of certain functionalities could have a material adverse effect on our business, financial condition and results of operations.

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

       A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS.

       Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose us to litigation and potential liability. We have from time to time discovered errors in our software or software of others used in our operating systems after its incorporation into our systems. We cannot assure you that undetected errors or

--------------------------------------------------------------------------------
                                       20
performance problems in our existing or future services will not be discovered or that known errors considered minor by us will not be considered serious by our customers. We have experienced periodic minor system interruptions, which may continue to occur from time to time. Most of our contracts provide for the payment or credit to the customer of specified money damages (based on the monthly service fee paid by the customer) if we are unable to maintain specified levels of service based on downtime of either their FairMarket-hosted sites or our centralized service over a specified period, typically one month. The total dollar amount of our potential payment or credit obligations under these provisions if the service levels specified in all of those agreements were not met over the typical one month measurement period could be material. In addition, certain of our contracts also provide the customer with the right to terminate the contract if we are unable to maintain a minimum specified level of service. Performance problems in our technology could also damage our reputation which could reduce market acceptance of our services and lead to a loss of revenues.

       THE FUNCTIONING OF OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD BE DISRUPTED BY FACTORS OUTSIDE OUR CONTROL.

       Our success depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating our U.S. and Australia services is currently located at the facilities of NaviSite, Inc. in Andover, Massachusetts, and substantially all of our computer hardware for operating our U.K. service is located at a third party hosting center in England. The computer hardware for our end-user customer service system is also hosted by a third party. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not currently have a backup system in place for any given system; however, any one of our systems could temporarily be utilized as a backup system if a disaster should occur on any of our other systems. Despite any precautions we take or plan to take, the occurrence of a natural disaster or other unanticipated problems at any third party hosting facility could result in interruptions in our services. In addition, if any third party hosting service fails to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruption, interruptions in our service could result. Any damage to or failure of our systems could result in reductions in, or terminations of, our service, which could have a material adverse effect on our business, results of operations and financial condition.

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

       FUTURE GOVERNMENT REGULATION OF AUCTIONS AND AUCTIONEERS MAY ADD TO OUR OPERATING COSTS.

       Numerous U.S. jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers, which were enacted for consumer protection many years ago. We believe that the U.S. laws and regulations do not apply to our online auction services. However, little precedent exists in this area, and one or more

--------------------------------------------------------------------------------
                                       21
jurisdictions in the U.S. or in other countries in which we do business are attempting or may attempt to impose these laws and regulations to online auction providers and may attempt to impose these laws and regulations on our operations or the operations of our customers in the future. Certain states are currently considering whether to apply their auctioneer regulations to online auctions and at least one state has recently passed legislation that applies to the conduct of all auctions, including auctions conducted over the Internet. If any such statute or regulation is interpreted to apply to us or to our customers, we and/or those of our customers to whom the statute applies could be required to obtain a license. This could adversely affect our ability to attract and retain customers, could adversely affect our results of operations by decreasing activity on our customers' auction sites and could subject us or our customers to fines if we or our customers are unable to obtain the required licenses. In addition, as the nature of the products listed by our customers or their end-users changes, we may become subject to new regulatory restrictions. If we do become subject to these laws and regulations in the future, it could adversely affect our ability to attract and retain customers and could adversely affect our results of operations by decreasing activity on our customers' auction sites.

    RISKS RELATED TO OUR INDUSTRY

       OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AND ONLINE COMMERCE.

       Our future revenues and profits depend upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by merchants and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is an emerging market. Demand and market acceptance for online services and for the sale of goods and services over the Internet are subject to a high level of uncertainty. Growth in our customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods and services. For us to be successful, these market participants must accept and use novel ways of conducting business and exchanging information.

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

       OUR SUCCESS DEPENDS ON THE CONTINUED RELIABILITY OF THE INTERNET.

       The Internet continues to experience significant growth in the number of users, frequency of use and bandwidth requirements. We cannot assure you that the infrastructure of the Internet and other online services will be able to support the demands placed upon them. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could adversely affect the level of Internet usage and also the level of traffic and the processing of transactions. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services or other Internet service providers to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and our service in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure of the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace,

--------------------------------------------------------------------------------
                                       22
we will have to adapt our business model to the new environment, which would materially adversely affect our results of operations and financial condition.

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

       In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The recently adopted European Union Directive on the Protection of Personal Data may affect our ability to expand in Europe if we or our customers do not afford adequate privacy to end-users of our customers' sites. Similar legislation was recently passed in Canada and Australia and may have a similar effect. The Canadian law will be implemented in stages over the next few years, while the Australian Amendment (Privacy Sector) Act 2000 becomes effective in December 2001, with an additional 12 months extended to small businesses. We do not sell personal user information from our customers' sites. Generally, as between FairMarket and our customers, the personal user information belongs to the customer, not FairMarket, and each site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding the FairMarket Network, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, we cannot assure you that our customers' sites will be considered compliant.

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

       The worldwide availability of Internet web sites often results in sales of goods to buyers outside the jurisdiction in which we or our customers are located, and foreign jurisdictions may claim that we or our customers are required to comply with their laws. As an Internet company, it is unclear which jurisdictions may find that we are conducting business

--------------------------------------------------------------------------------
                                       23
therein. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction.

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

--------------------------------------------------------------------------------
                                       24

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

       The holders of a substantial portion of our common stock (including at least approximately 12.5 million shares held by former holders of our Series C and D convertible preferred stock) have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

       FOREIGN CURRENCY RISK

       International sales are made mostly from FairMarket's foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. FairMarket is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended June 30, 2001 was not significant.

--------------------------------------------------------------------------------
                                       25

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       FairMarket has been informed that on or about July 27, 2001, a putative class action lawsuit was filed by an individual shareholder in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall, John Belchers, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuit was filed by the law firm of Bernstein, Liebhard & Lifshitz, LLP on behalf of Ohel Shlomo Dov and purports to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuit alleges that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuit further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. FairMarket obtained a copy of the complaint on August 2, 2001, is reviewing the allegations in the complaint and intends to defend the lawsuit vigorously.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       (d) USE OF PROCEEDS

       On March 17, 2000, we completed the initial public offering of our common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677). The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000. We estimate that as of June 30, 2001, of the approximately $89 million in net proceeds from the initial public offering, approximately $23 million has been used for working capital purposes, including approximately $5 million used for the purchase of equipment. At June 30, 2001, substantially all of the remaining net proceeds (approximately $66 million) was held in investments in commercial paper, government bonds and other interest-bearing accounts. None of the costs and expenses related to the offering have been paid directly or indirectly to any director, officer or general partner of FairMarket or their associates or persons owning 10% or more of any class of equity securities of FairMarket or an affiliate of FairMarket.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 23, 2001, we held our 2001 annual meeting of stockholders for the purposes of electing Nanda Krish as a Class I Director, to serve until our 2004 annual meeting of stockholders or until the qualification and election of his successor. The results of the votes were as follows: For: 22,259,948; Withheld:
82,756.

ITEM 5.  OTHER INFORMATION.  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

           10.1   Amendment No. 2 to Auction Services Agreement and Termination of Warrant and Warrant Agreement
                  dated as of June 29, 2001 between Microsoft Corporation and FairMarket, Inc.

           10.2   Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related
                  Matters dated as of June 21, 2001 between FairMarket, Inc. and Scott Randall

           10.3   Letter agreement dated May 14, 2001 between FairMarket, Inc. and Eileen Rudden

           10.4   Letter agreement dated June 20, 2001 between FairMarket, Inc. and Bryan Semple

           10.5   Amendment to Agreement Concerning Termination of Employment, Severance Pay and Related Matters
                  dated June 22, 2001 between FairMarket, Inc. and Bruce Worrall

           10.6   Letter agreement dated July 26, 2001 between FairMarket, Inc. and Nanda Krish

       (b) REPORTS ON FORM 8-K

       On May 14, 2001, FairMarket filed a Current Report on Form 8-K dated May 14, 2001 with the Securities and Exchange Commission with respect to (1) the resignation of Eileen Rudden as President and Chief Executive Officer and a director of the Company and the resignation of Richard Pallan as a director of the Company and (2) our May 14, 2001 workforce reduction.

       On May 22, 2001, FairMarket filed a Current Report on Form 8-K dated May 17, 2001 with the Securities and Exchange Commission with respect to FairMarket's adoption of a shareholder rights plan.

--------------------------------------------------------------------------------
                                       26

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FairMarket, Inc.


Date: August 2, 2001                      By: /s/ Janet Smith
                                             -----------------------------------
                                             Janet Smith,
                                             Chief Financial Officer
                                             (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)















--------------------------------------------------------------------------------
                                       27

                                  EXHIBIT INDEX




EXHIBIT NO.   TITLE
----------    -----

10.1 Amendment No. 2 to Auction Services Agreement and Termination of Warrant and Warrant Agreement dated as of June 29, 2001 between Microsoft Corporation and FairMarket, Inc.

10.2 Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of June 21, 2001 between FairMarket, Inc. and Scott Randall

10.3 Letter agreement dated May 14, 2001 between FairMarket, Inc. and Eileen Rudden

10.4 Letter agreement dated June 20, 2001 between FairMarket, Inc. and Bryan Semple

10.5 Amendment to Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated June 22, 2001 between FairMarket, Inc. and Bruce Worrall

10.6          Letter agreement dated June 26, 2001 between FairMarket, Inc. and
              Nanda Krish