Form 10-Q
period 2001-09-30
FAIRMARKET INC
filed 2001-11-09
CIK 1053676

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


The number of shares outstanding of the registrant's common stock as of October 25, 2001 was 29,019,455.

================================================================================

                                FAIRMARKET, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  a)  Condensed Consolidated Balance Sheets
                      as of September 30, 2001 and December 31, 2000...............................    3

                  b)  Condensed Consolidated Statements of Operations
                      for the Three- and Nine-Month Periods Ended September 30, 2001 and 2000......    4

                  c)  Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 2001 and 2000........................    5

                  d)  Notes to Condensed Consolidated Financial Statements.........................    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................   10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................   25


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................   26

         Item 2.  Changes in Securities and Use of Proceeds........................................   26

         Item 3.  Defaults upon Senior Securities..................................................   26

         Item 4.  Submission of Matters to a Vote of Security Holders..............................   26

         Item 5.  Other Information................................................................   26

         Item 6.  Exhibits and Reports on Form 8-K.................................................   26


SIGNATURE..........................................................................................   27



FAIRMARKET, FAIRMARKET NETWORK, MARKETSELECT AND THE FAIRMARKET LOGO ARE SERVICE MARKS OF FAIRMARKET, INC. THE NAMES OF OTHER COMPANIES AND PRODUCTS MENTIONED IN THIS REPORT MAY BE THE TRADEMARKS OF THEIR RESPECTIVE OWNERS.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FAIRMARKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                   September 30,     December 31,
                                                                                        2001             2000
                                                                                      ----------       ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                         $   29,054       $   61,126
    Marketable securities                                                                 30,920           14,978
    Restricted cash                                                                          470            1,800
    Accounts receivable, net of allowance for doubtful accounts of $686 and $540 at September 30, 2001 and December 31, 2000,
       respectively                                                                        1,153            2,014
    Prepaid expenses and other current assets                                              1,249            4,668
                                                                                      ----------       ----------
       Total current assets                                                               62,846           84,586
Long-term marketable securities                                                            5,077               --
Property and equipment, net of accumulated depreciation of $5,553
    and $3,117 at September 30, 2001 and December 31, 2000, respectively                   6,737            8,863
                                                                                      ----------       ----------
         Total assets                                                                 $   74,660       $   93,449
                                                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $      577       $    1,167
    Accrued expenses                                                                       1,900            3,141
    Deferred revenue                                                                         341            1,006
    Current portion of long-term lease obligation                                            193              197
                                                                                      ----------       ----------
       Total current liabilities                                                           3,011            5,511
Long-term lease obligation                                                                    --              148
Other long-term liabilities                                                                  381              508
                                                                                      ----------       ----------
         Total liabilities                                                                 3,392            6,167

Stockholders' equity:
    Preferred stock                                                                           --               --
    Common stock                                                                              29               29
    Additional paid-in capital                                                           189,369          209,038
    Deferred compensation and equity-related charges                                     (15,080)         (51,991)
    Accumulated other comprehensive loss, net                                                (20)             (28)
    Accumulated deficit                                                                 (103,030)         (69,766)
                                                                                      ----------       ----------
       Total stockholders' equity                                                         71,268           87,282
                                                                                      ----------       ----------
         Total liabilities and stockholders' equity                                   $   74,660       $   93,449
                                                                                      ==========       ==========

     See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                        ----------------------      ----------------------
                                                          2001          2000          2001          2000
                                                        --------      --------      --------      --------
Revenue                                                 $  2,014      $  3,562      $  7,702      $  8,583

Operating expenses:
  Cost of revenue (exclusive of $45 and $160 in
    2001 and $20 and $141 in 2000, for the three-
    and nine-month periods, respectively, reported
    below as equity-related charges)                       1,269         1,346         3,884         3,554
  Sales and marketing (exclusive of $4,334 and
    $16,341 in 2001 and $4,257 and $11,642 in 2000,
    for the three- and nine-month periods,
    respectively, reported below as equity-related
    charges)                                               1,359         6,198         7,472        18,042
  Development and engineering (exclusive of $92 and
    $327 in 2001 and $85 and $566 in 2000, for the
    three- and nine-month periods, respectively,
    reported below as equity-related charges)              1,093         2,704         4,195         6,627
  General and administrative (exclusive of $46 and
    $305 in 2001 and $(4) and $325 in 2000, for the
    three- and nine-month periods, respectively,
    reported below as equity-related charges)              2,524         3,240         8,547         9,331
  Equity-related charges                                   4,517         4,358        17,133        12,674
  Restructuring                                              540          --           2,190          --
                                                        --------      --------      --------      --------
  Total operating expenses                                11,302        17,846        43,421        50,228
                                                        --------      --------      --------      --------
Loss from operations                                      (9,288)      (14,284)      (35,719)      (41,645)
Other income, net                                            534         1,449         2,455         3,248
                                                        --------      --------      --------      --------
Net loss                                                $ (8,754)     $(12,835)     $(33,264)     $(38,397)
                                                        ========      ========      ========      ========
Basic and diluted net loss per share                    $  (0.30)     $  (0.45)     $  (1.15)     $  (1.73)
                                                        ========      ========      ========      ========
Shares used to compute basic and diluted net
    loss per share                                        28,921        28,429        28,815        22,158



     See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     ----------------------------
                                                                                        2001             2000
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $   (33,264)     $   (38,397)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                          2,675            1,873
     Reserve for uncollectible accounts                                                      146              471
     Non-cash advertising expense                                                             --            7,812
     Amortization of email marketing database                                              3,500               --
     Amortization of deferred compensation and equity-related charges                     17,133           12,674
     Loss on disposal of property and equipment                                              180               --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                   691           (1,135)
       Prepaid expenses and other current assets                                             (88)            (818)
       Accounts payable                                                                     (563)            (904)
       Accrued expenses                                                                   (1,222)           1,059
       Deferred revenue                                                                     (652)             474
       Other non-current liabilities                                                        (127)              --
                                                                                     -----------      -----------
Net cash used in operating activities                                                    (11,591)         (16,891)
                                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                      (776)          (6,642)
   Decrease in restricted cash                                                             1,330               --
   Proceeds from sale of property and equipment                                               17               --
   Purchase of marketable securities                                                     (45,688)         (26,696)
   Proceeds from maturity of marketable securities                                        24,772            2,019
                                                                                     -----------      -----------
Net cash used in investing activities                                                    (20,345)         (31,319)
                                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of issuance costs                             109           89,516
   Repayment of capital lease                                                               (144)              --
   Collection of subscription receivable                                                      --            5,000
                                                                                     -----------      -----------
Net cash provided by (used in) financing activities                                          (35)          94,516
                                                                                     -----------      -----------
Effect of foreign exchange rates on cash and cash equivalents                               (101)             (45)
                                                                                     -----------      -----------
Net change in cash and cash equivalents                                                  (32,072)          46,261
Cash and cash equivalents, beginning of period                                            61,126           11,060
                                                                                     -----------      -----------
Cash and cash equivalents, end of period                                             $    29,054      $    57,321
                                                                                     ===========      ===========
Supplemental schedule of cash flow information: Non-cash investing activity:
     Leased asset additions and related obligations                                  $        --      $       475
   Non-cash financing activity:
     Conversion of preferred stock to common stock                                            --           70,078

     See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

FAIRMARKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS

     FairMarket, Inc. ("FairMarket" or the "Company") is an excess inventory solutions provider that helps companies automate the process of selling their excess inventory online to wholesale and consumer buyers. The Company offers a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. FairMarket's solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as consumers on their own sites. FairMarket's technology is designed to leverage existing inventory, transaction and fulfillment infrastructure by integrating seamlessly with these systems.

2.   BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements of FairMarket are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 2000. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which are contained in FairMarket's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited, The FairMarket Network Pty Ltd, FairMarket GmbH and FairMarket Securities Corporation. All intercompany transactions and balances have been eliminated in consolidation.

3.   EQUITY-RELATED CHARGES

     Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (ii) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value. At September 30, 2001, deferred stock compensation was $1.4 million, net of amortization of $5.8 million and canceled stock options valued at $6.2 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. For the three and nine months ended September 30, 2001 and 2000, related expense recognized was $213,000 and $1.4 million, and $596,000 and $2.0 million, respectively.

     At September 30, 2001, other deferred equity-related charges, which is a component of stockholders' equity, totaled $13.7 million, net of amortization of $34.0 million. Included in other deferred equity-related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc. (now known as At Home Corporation), which converted into shares of the Company's common stock upon the Company's initial public offering. The Company recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of the Company's initial public offering and the Company recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of the Company's original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement has been modified to that of the new auction services agreement entered into by the Company and At Home at that time, which has a term of 18 months. During the third quarter of 2001, At Home filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. In October 2001, At Home notified the Company that it intends to seek rejection of the new auction services agreement in the Bankruptcy Court. If this contract is rejected, then the Company will accelerate the amortization of the stock issued to At Home during the period in which the contract is rejected. At September 30, 2001, the unamortized value on the Company's balance sheet of the stock issued to Excite was approximately $10 million.


--------------------------------------------------------------------------------

     In June 2001, the Company amended its auction services agreement with Microsoft Corporation which originally provided that, if Microsoft drove more than a specified number of Internet users to the FairMarket Network through its Internet portal site, the Company would guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Under this provision, if Microsoft met its minimum annual traffic guarantee but such increase in traffic did not produce sufficient revenue to meet the minimum guaranteed revenue, the Company would have had a financial obligation to Microsoft equal to the difference between the minimum guaranteed payment and its portion of fees actually collected. The minimum guaranteed revenue was $5.0 million, $10.0 million, $10.0 million, $15.0 million and $20.0 million for the first, second, third, fourth and fifth contract years, respectively. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. As a result, the Company will not be required to make any minimum guaranteed revenue payments for any other period. Also under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of FairMarket common stock. In exchange for the above, FairMarket waived its status as "pre-eminent auction services provider" to Microsoft's online properties. However, the Company continues to provide its online auction services to Microsoft sites. The Company valued these warrants at $28.5 million at the time of issuance and recorded a deferred charge to be amortized over the term of the Microsoft contract. As of June 2001, the unamortized value of the warrants on the Company's balance sheet was approximately $18 million which was reversed through equity as a result of the amendment to the auction services agreement.

     Other deferred equity-related charges are being amortized ratably over the terms of the related agreements, from 18 months to three years. For the three and nine months ended September 30, 2001 and 2000, related expense recognized was $4.3 million and $15.8 million, and $3.8 million and $10.7 million, respectively.

4.   NET LOSS PER SHARE

     Basic net loss per common share excludes potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For the three and nine months ended September 30, 2001 and 2000, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common stock equivalents would be anti-dilutive.

     Certain securities were not included in the computation of diluted net loss per share for the quarters ended September 30, 2001 and 2000, because they would have an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase approximately 4,549,000 shares of common stock with exercise prices of $0.10 to $9.66 per share at September 30, 2001 and options to purchase 5,684,000 shares of common stock with exercise prices of $0.10 to $17.00 per share at September 30, 2000; and (ii) warrants to purchase 5,095,000 shares of common stock with an exercise price of $1.71 per share at September 30, 2000.

5.   COMPREHENSIVE LOSS

     For the three and nine months ended September 30, 2001 and 2000, total comprehensive loss was as follows (in thousands):

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                  ------------------------      -------------------------
                                                     2001           2000          2001             2000
                                                  ---------      ---------      ---------       ---------
Net loss                                          $  (8,754)     $ (12,835)     $ (33,264)      $ (38,397)
Changes in other comprehensive loss:
    Foreign currency translation adjustments           (101)            (5)          (145)            (45)
    Unrealized gain on marketable securities            144             --            125              --
                                                  ---------      ---------      ---------       ---------
Total comprehensive loss                          $  (8,711)     $ (12,840)     $ (33,284)      $ (38,442)
                                                  =========      =========      =========       =========

6.   STOCK OPTION EXCHANGE

     On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with


--------------------------------------------------------------------------------
exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the Company's common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of the Company's common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and
(ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock on September 30, 2001 was below $2.1875, therefore no related charge was recognized for the three and nine months ended September 30, 2001.

7.   REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC REGION

     The table below presents revenues by principal geographic region for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                -------------------------       -------------------------
                                                   2001            2000            2001            2000
                                                ---------       ---------       ---------       ---------
United States                                   $   1,548       $   3,239       $   6,036       $   7,870
United Kingdom                                        391             292           1,118             589
Australia                                              75              31             548             124
                                                ---------       ---------       ---------       ---------
Total                                           $   2,014       $   3,562       $   7,702       $   8,583
                                                =========       =========       =========       =========

     The table below presents long-lived assets by principal geographic region as of September 30, 2001 and December 31, 2000 (in thousands):

                                                           September 30,     December 31,
                                                               2001             2000
                                                            ----------        ----------
United States                                               $    5,939        $    7,731
United Kingdom                                                     798               967
Australia                                                           --               165
                                                            ----------        ----------
Total                                                       $    6,737        $    8,863
                                                            ==========        ==========

8.   RESTRUCTURING CHARGES

     On May 14, 2001, as part of the Company's plan to continue to implement cost-cutting measures, the Company eliminated 40 positions at its Massachusetts facility, representing approximately 25% of its total employee base.

     On May 14, 2001, the Company also announced its intention to close its office in Australia, which closing was not completed as of September 30, 2001. The Company expects to complete the closing of its Australia office during the fourth quarter of 2001. The Company continues to service its Australian customers out of its U.S. operations. The Company has also closed its German office, which was completed during the third quarter of 2001.

     The Company recognized a charge of approximately $1.7 million in the second quarter of 2001 for the costs related to the workforce reduction, severance payments to certain other employees and other restructuring initiatives, including closing the Company's Australia and German offices. Approximately $200,000 of the charge relates to non-cash costs associated with the restructuring initiatives. At September 30, 2001, approximately $500,000 of the charge remained unpaid, primarily related to severance payments to certain employees; the Company expects to pay substantially all of these remaining expenses during the fourth quarter of 2001.

     On August 22, 2001, the Company eliminated 38 additional positions at its Massachusetts facility, representing approximately 35% of its total employee base. The Company recognized a charge of approximately $540,000 in the third quarter of 2001 for the costs related to the workforce reduction. Approximately $38,000 of the charge relates to non-cash costs associated with the workforce reduction. At September 30, 2001, approximately $82,000 of the


--------------------------------------------------------------------------------
charge remained unpaid; the Company expects to pay substantially all of these remaining expenses during the fourth quarter of 2001.

9.   RESTRICTED CASH

     At December 31, 2000, in accordance with an operating lease agreement for its headquarters, the Company had placed a deposit of $1.8 million with its bank to collateralize a conditional stand-by letter of credit in the name of the landlord. During the third quarter of 2001, the value of the letter of credit had been reduced as a result of the Company meeting certain requirements of the operating lease agreement. At September 30, 2001, the deposit to collateralize the letter of credit was $470,000. The letter of credit is redeemable only if the Company defaults on the lease under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds.

10.  COMMITMENTS AND CONTINGENCIES

     FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall, John Belchers, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. FairMarket is reviewing the allegations in the complaints and intends to defend the lawsuit vigorously.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME" AND OTHER SIMILAR EXPRESSIONS WHICH PREDICT OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS. YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THE FOLLOWING: MARKET ACCEPTANCE OF OUR ONLINE AUCTION AND OTHER E-COMMERCE SERVICES; GROWTH OF THE MARKET FOR DYNAMIC E-COMMERCE SERVICES; THE COMPETITIVE NATURE OF THE ONLINE MARKETS IN WHICH WE OPERATE; ECONOMIC CONDITIONS; OUR ABILITY TO GENERATE SIGNIFICANT REVENUE TO REACH PROFITABILITY; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND TO OBTAIN NEW CUSTOMERS; THE OPERATION AND CAPACITY OF OUR NETWORK SYSTEM INFRASTRUCTURE; OUR ABILITY TO EXPAND OUR OPERATIONS IN OUR INTERNATIONAL GEOGRAPHIC MARKETS AND THE CURRENCY, REGULATORY AND OTHER RISKS ASSOCIATED WITH DOING BUSINESS IN INTERNATIONAL MARKETS; OUR LIMITED OPERATING HISTORY; AND THE OTHER RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING "FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION" ON PAGE 15 OF THIS FORM 10-Q. YOU SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND IN OTHER REPORTS FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW, RECENT DEVELOPMENTS

     FairMarket is an excess inventory solutions provider that helps companies automate the process of selling their excess inventory online to wholesale and consumer buyers. We offer a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. Our solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as consumers on their own sites. Our technology is designed to leverage existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with these systems.

     Our services are used in four primary areas: (1) retail and discount clearance; (2) business-to-business surplus; (3) promotions and interactive marketing; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing formats, including auctions, our primary format, as well as fixed and falling price formats, and integrated marketing capability, to create a comprehensive e-business selling and marketing service offering.

     We offer our customers the ability to distribute their listings to other sites through two methods. Because we host our customer's dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers' commerce sites and make those listings available for display and sale on other FairMarket customer sites. We refer to this network of customer sites as the FairMarket Networksm. During the second quarter of 2001, we expanded our service in the U.S. to provide customers with the opportunity to separately list, manage and transact sales on eBay through our MarketSelectsm service. We may enter into similar relationships with other online market places.

     During the third quarter of 2001, we have begun to experience a shift in our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers' sites, to transaction-based fees. We believe that this revenue shift is partly a result of an increasing portion of our customers using our MarketSelect service, and partly as a result of current economic conditions and pricing competition.

     We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings, as well as on the volume of our customers' sales on their FairMarket-hosted sites and through our MarketSelect service. We intend to continue to invest in the further development of our service offerings and technology and in the marketing and promotion of our service offerings. While it is our goal to achieve operating cash flow break-even during 2002, we expect to continue to incur substantial operating losses and significant negative operating cash flows for the fourth quarter of 2001.

     In June 2001, we amended our auction services agreement with Microsoft Corporation. Under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of FairMarket common stock and released FairMarket from our guarantee of a minimum level of transaction fee revenue to Microsoft. In exchange, FairMarket waived its status as "pre-eminent auction services provider" to Microsoft's online properties.


--------------------------------------------------------------------------------

However, we continue to provide our online auction services to Microsoft sites. The unamortized value of the warrants on FairMarket's balance sheet was approximately $18 million. The return of the warrants results in a reduction in quarterly equity-related charges of approximately $1.4 million beginning with the third quarter of 2001.

     On August 22, 2001, as part of our plan to continue to implement cost-cutting measures, we eliminated 38 positions at our Massachusetts facility, representing approximately 35% of our total employee base. Previously, in May 2001, we eliminated 40 positions at our Massachusetts facility, and in October 2000, we eliminated 35 positions at our Massachusetts facility. We experienced some attrition prior to and following each of these workforce reductions and believe that we may experience additional attrition in the future. At September 30, 2001, we had 68 employees worldwide. Our ability to maintain or increase revenue will depend in part upon our ability to attract and retain qualified personnel.

     We recognized a charge of approximately $1.7 million in the second quarter of 2001 for the costs related to our May 2001 workforce reduction, severance payments to certain other employees and other restructuring initiatives, including closing our Australia and German offices. We completed the closing of our German office during the third quarter of 2001 and expect to complete the closing of our Australia office during the fourth quarter of 2001, and will continue to service our Australian customers out of our U.S. operations. Approximately $200,000 of the charge relates to non-cash costs associated with the restructuring initiatives. At September 30, 2001, approximately $500,000 of the charge remained unpaid, primarily related to severance payments to certain employees. We expect to pay substantially all of these remaining expenses during the fourth quarter of 2001.

     We recognized a charge of approximately $540,000 in the third quarter of 2001 for the costs related to the August 2001 workforce reduction. Approximately $38,000 of the charge relates to non-cash costs associated with the workforce reduction. At September 30, 2001, approximately $82,000 of the charge remained unpaid. We expect to pay substantially all of these remaining expenses during the fourth quarter of 2001.

     On January 16, 2001, we implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of our common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of our common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock on September 30, 2001 was below $2.1875, therefore no related charge was recognized for the three and nine months ended September 30, 2001.

     Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance. Period-to-period comparisons of operating results should not be relied upon as an assurance of future operating results.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     For the three and nine months ended September 30, 2001, our net loss was $8.8 million, or $(0.30) per share, and $33.3 million, or $(1.15) per share, respectively. This represented an improvement of $4.1 million, or 31.8%, compared to our net loss of $12.8 million, or $(0.45) per share, for the three months ended September 30, 2000 and an improvement of $5.1 million, or 13.4%, compared to our net loss of $38.4 million, or $(1.73) per share, for the nine months ended September 30, 2000. Excluding our restructuring charge of $540,000, our net loss for the three months ended September 30, 2001 was $8.2 million, or $(0.28) per share, an improvement of $4.6 million, or 36.0%, compared to the same period of last year.

     The improvement in net loss for the three months ended September 30, 2001 compared to the same period of last year is primarily due to a decrease in total operating expenses of $7.1 million (excluding our restructuring charge), partially offset by a decrease in revenue of $1.5 million and a decrease in other income, net, of $915,000. The improvement in net loss for the nine months ended September 30, 2001 compared to the same period of last year


--------------------------------------------------------------------------------
is primarily due to a decrease in total operating expenses of $9.0 million (excluding our restructuring charge) partially offset by a decrease in revenue of $881,000 and a decrease in other income, net, of $793,000. We expect to see continued improvement in the net loss for the fourth quarter of 2001 as a result of our continued cost containment measures combined with the full quarter impact of our August 2001 workforce reduction.

     REVENUE

     Total revenue was $2.0 million and $7.7 million for the three and nine months ended September 30, 2001, respectively. This represented a decrease of $1.5 million, or 43.4%, compared to total revenue of $3.6 million for the three months ended September 30, 2000, and a decrease of $881,000, or 10.3%, compared to total revenue of $8.6 million for the nine months ended September 30, 2000. The decreases in revenue for the three and nine months ended September 30, 2001 compared to same period of last year are primarily due to the decrease in the number of our customers described below. In addition, revenue for the third quarter of 2000 included approximately $418,000 in business development revenue. Also contributing to the decrease was the effect of the revenue shift we have recently begun to experience as described above, from fixed monthly fees for hosting and maintaining customers' sites to transaction-based fees, and the percentage increase in the number of our customers that use our MarketSelect service, the fees for which are primarily transaction-based. The decrease in revenue was partially offset by professional services revenue generated by our Professional Services Group, which formed in the fourth quarter of 2000. Professional services revenue represented approximately 14.7% and 12.5% of total revenue for the three and nine months ended September 30, 2001, respectively.

     International revenue for the three and nine months ended September 30, 2001 was $466,000 and $1.7 million, respectively, representing 23.1% and 21.6% of total revenue for those periods, respectively. As noted above, we are in the process of closing our office in Australia and continue to service our existing Australian customers out of our U.S. operations. We closed our office in Germany during the third quarter of 2001 and continue to assess our international strategy. There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. We price, invoice and collect fees for our international services primarily in the local currency. To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

     The one-time set-up fees we charge for the implementation of our customers' sites are deferred and recorded as revenue over the expected term of the related service contracts. Certain professional service fees are billed over the term the professional service is rendered, recorded as deferred revenue and recognized over the remaining term of the ongoing service contract. At September 30, 2001 and 2000, there was $341,000 and $667,000, respectively, of deferred revenue primarily relating to set-up fees and professional services fees.

     During the latter half of 2000, we shifted our sales focus away from outsourced e-commerce for portals and traffic building applications for dot-coms to providing demand chain sell-side solutions, such as enabling the web-based sale of retail and discount clearance items and business-to-business surplus and hosting interactive marketing promotions for larger retailers and manufacturers with higher brand awareness and greater financial resources. Because the sales cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and because the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce, we believe that this change in focus has caused the rate of our revenue growth to moderate from prior periods. We also believe that uncertain economic conditions during 2001 have resulted in a longer decision-making and implementation process with our customers. As a result of this shift in business mix and partially as a result of a general price increase that we effected in early 2000, approximately 75 customer contracts were terminated, either by us or by the customer, during 2000, and an additional 45 customer contracts were terminated during the nine months ended September 30, 2001. We ended the third quarter of 2001 with 54 customers, a net decrease of 41 customers from 95 customers at September 30, 2000 and a net decrease of 7 customers from 61 customers at June 30, 2001.

     Also as a result of this shift in business mix and the general price increase that we effected in early 2000, average revenue per customer increased to $35,000 for the third quarter of 2001 from $32,100 for the third quarter of 2000 excluding one-time business development revenue. The average revenue per customer for the third quarter of 2001 represented a decrease from average revenue of $49,300 for the second quarter of 2001, which decrease was primarily due to revenue in the second quarter of 2001 from a short-term interactive marketing promotional auction for one customer which represented approximately 14.1% of our revenue for that period, combined with the effect of the shift in our revenue described above.

     Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition. We believe


--------------------------------------------------------------------------------
that revenue for the fourth quarter of 2001 will be between $1.3 million and $1.5 million. We expect total revenue for 2001 will reflect a decrease of between 20% and 25% compared to total revenue for 2000.

     OPERATING EXPENSES

     COST OF REVENUE consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue was $1.3 million for the three months ended September 30, 2001, a decrease of $77,000 compared to $1.3 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, cost of revenue was $3.9 million, an increase of $330,000 compared to $3.6 million for the nine months ended September 30, 2000. As a percentage of revenue, cost of revenue increased to 63.0% for the three months ended September 30, 2001 compared to 37.8% for the three months ended September 30, 2000, and increased to 50.4% for the nine months ended September 30, 2001 compared to 41.4% for the nine months ended September 30, 2000. The decrease of $77,000 for the three months ended September 30, 2001 compared to the same period of last year is primarily due to lower costs for direct customer support and end-user customer service resulting from our workforce reductions in the second and third quarters of 2001 partially offset by costs related to the expansion of our U.S. and international data centers during 2000, including depreciation of network equipment and fees paid for bandwidth and third-party network providers. The increase of $330,000 for the nine months ended September 30, 2001 compared to the same period of last year is primarily due to the full effect in the current period of costs related to the expansion of our U.S. data center and the opening of our international data centers during 2000, including depreciation of network equipment and fees paid for bandwidth and third-party network providers, partially offset by a reduction in salaries and related expenses resulting from the headcount reductions in the second and third quarters of 2001.

     Gross margin decreased to 37.0% for the three months ended September 30, 2001 compared to 62.2% for the three months ended September 30, 2000. Gross margin decreased to 49.6% for the nine months ended September 30, 2001 compared to 58.6% for the nine months ended September 30, 2000. Our cost of revenue components are highly fixed in nature. The decrease in gross margin is primarily attributable to the decrease in revenue described above.

     SALES AND MARKETING expenses were $1.4 million and $7.5 million for the three and nine months ended September 30, 2001, a decrease of $4.8 million, or 78.1%, and $10.6 million, or 58.6%, compared to sales and marketing expenses of $6.2 million and $18.0 million for the three and nine months ended September 30, 2000, respectively. These decreases are primarily due to a reduction in amortization of advertising expenses of $2.5 million and $7.5 million related to advertising services purchased from Excite, Inc. (now known as At Home Corporation) during the three and nine months ended September 30, 2000, respectively, under our original auction services agreement with Excite, which was terminated in December 2000. This decrease in amortization for each period was partially offset by amortization expense of $467,000 and $3.5 million for the three and nine months ended September 30, 2001, respectively, related to an email marketing database which we purchased from At Home in the fourth quarter of 2000 for cash and which is being amortized over its useful life in 2001. Also contributing to the decreases in sales and marketing expenses were a reduction in marketing expenses of approximately $1.5 million and $3.9 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods of last year, primarily relating to the discontinuation of certain advertising programs during the fourth quarter of 2000, and a reduction in salaries and related expenses of $1.0 million and $1.4 million, resulting from lower headcount. We believe that sales and marketing expenses will continue to decrease in absolute dollars during the fourth quarter of 2001.

     DEVELOPMENT AND ENGINEERING expenses were $1.1 million and $4.2 million for the three and nine months ended September 30, 2001, a decrease of $1.6 million, or 59.6%, and $2.4 million, or 36.7%, compared to development and engineering expenses of $2.7 million and $6.6 million for the three and nine months ended September 30, 2000. The decrease in each period is primarily due to decreases in computer related expenses and contract services expense combined with a reduction in salaries and related expenses resulting from lower headcount. We believe that development and engineering expenses will continue to decrease in absolute dollars during the fourth quarter of 2001.

     GENERAL AND ADMINISTRATIVE expenses were $2.5 million and $8.5 million for the three and nine months ended September 30, 2001, a decrease of $716,000, or 22.1%, and $784,000, or 8.4%, compared to general and administrative expenses of $3.2 million and $9.3 million for the three and nine months ended September 30, 2000, respectively. The decrease for the three months ended September 30, 2001 is primarily due to decreases in bad debt expense and legal expenses partially offset by increases in insurance costs and depreciation expense. The decrease for the nine months ended September 30, 2001 is primarily due to decreases in recruiting costs, bad debt expense and facility costs partially offset by increases in insurance costs and depreciation expense. We believe that general and administrative expenses will continue to decrease in absolute dollars during the fourth quarter of 2001.


--------------------------------------------------------------------------------

     EQUITY-RELATED CHARGES consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of our common stock on the grant date and (ii) the fair value of warrants issued to certain strategic customers and shares of our Series D convertible preferred stock issued to certain strategic customers at prices below fair value. At September 30, 2001, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $1.4 million, net of amortization of approximately $5.8 million and canceled stock options valued at approximately $6.2 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

     At September 30, 2001, other deferred equity-related charges, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $13.7 million, net of amortization of $34.0 million. This amount is being amortized ratably over the terms of the related agreements. Included in other deferred equity-related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc. (now known as At Home Corporation), which converted into shares of our common stock upon our initial public offering. We recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of our initial public offering and we recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of our original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement has been modified to that of the new auction services agreement that we entered into with At Home at that time, which has a term of 18 months. During the third quarter of 2001, At Home filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. In October 2001, At Home notified us that it intends to seek rejection of the new auction services agreement in the Bankruptcy Court and instructed us to shut down its auction site. If this contract is rejected, then we will accelerate the amortization of the stock issued to At Home during the period in which the contract is rejected. At September 30, 2001, the unamortized value on our balance sheet of the stock issued to Excite was approximately $10 million.

     In June 2001, we amended our auction services agreement with Microsoft Corporation which originally provided that, if Microsoft drove more than a specified number of Internet users to the FairMarket Network through its Internet portal site, we would guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Under this provision, if Microsoft met its minimum annual traffic guarantee but such increase in traffic did not produce sufficient revenue to meet the minimum guaranteed revenue, we would have had a financial obligation to Microsoft equal to the difference between the minimum guaranteed payment and its portion of fees actually collected. The minimum guaranteed revenue was $5.0 million, $10.0 million, $10.0 million, $15.0 million and $20.0 million for the first, second, third, fourth and fifth contract years, respectively. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. As a result, we will not be required to make any minimum guaranteed revenue payments for any other period. Also under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of our common stock. In exchange for the above, we waived our status as "pre-eminent auction services provider" to Microsoft's online properties. However, we continue to provide our online auction services to Microsoft sites. We valued these warrants at $28.5 million at the time of issuance and recorded a deferred charge to be amortized over the term of the Microsoft contract. As of June 2001, the unamortized value of the warrants on our balance sheet was approximately $18 million which we reversed through equity as a result of the amendment to our auction services agreement.

     OTHER INCOME, NET

     Other income, net, was $534,000 for the three months ended September 30, 2001, a decrease of $915,000 compared to other income, net, of approximately $1.4 million for the three months ended September 30, 2000. Other income, net, was approximately $2.5 million for the nine months ended September 30, 2001, an decrease of $793,000 compared to other income, net, of approximately $3.2 million for the nine months ended September 30, 2000. The decreases in other income for the three and nine months ended September 30, 2001 are primarily due to decreases in interest income, net, over those periods. Interest income, net, decreased by $793,000 to $656,000 for the three months ended September 30, 2001, compared to $1.4 million for the three months ended September 30, 2000, and decreased by $671,000 to $2.6 million for the nine months ended September 30, 2001, compared to $3.2 million for the nine months ended September 30, 2000. The decreases in interest income, net, are due to lower average balances of cash, cash equivalents and investments and lower interest rates compared to the same periods of last year. Also included in other income, net, for the three and nine months ended September 30, 2001 is a charge of $122,000 related to the disposal of property and equipment.


--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     In March 2000, we completed the initial public offering of our common stock and realized net proceeds from the offering of $89.2 million. Prior to the offering, we had financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million. At September 30, 2001, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $65.5 million.

     Cash used in operating activities was $11.6 million for the nine months ended September 30, 2001 and $16.9 million for the nine months ended September 30, 2000. Net cash flows from operating activities for the nine months ended September 30, 2001 reflect a net loss for that period of $33.3 million combined with an increase in prepaid expenses and other current assets and decreases in current liabilities, deferred revenue and other non-current liabilities, partially offset by depreciation expense, amortization of an email marketing database, amortization of deferred compensation and equity-related charges and a decrease in accounts receivable. The amortization of an email marketing database relates to an email marketing database which we purchased from At Home Corporation in the fourth quarter of 2000 for cash and which was amortized over its useful life ending in the third quarter of 2001.

     Cash used in investing activities was $20.3 million for the nine months ended September 30, 2001 and $31.3 million for the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2001 consisted primarily of $20.9 million, net, used for the purchase of marketable securities and $776,000 used for the purchase of property and equipment, partially offset by a decrease in restricted cash of $1.3 million relating to the partial release of a security deposit to collateralize a conditional stand-by letter of credit under one of our office leases as a result of our meeting certain requirements of the lease agreement. For the nine months ended September 30, 2000, net cash used in investing activities consisted of $24.7 million, net, used for the purchase of marketable securities and $6.6 million used for the purchase of property and equipment.

     Cash used in financing activities was $35,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, cash provided by financing activities was $94.5 million, consisting of the proceeds of $89.2 million from our initial public offering of our common stock, net of expenses of $8.6 million related to the offering. In addition, in connection with our initial public offering, Excite paid us $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock (which converted into shares of our common stock upon our initial public offering) for cash consideration of $17.5 million in the third quarter of 1999, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite under our former auction services agreement with Excite.

     We expect our operating expenses for the fourth quarter of 2001 to decrease in absolute dollars compared to the third quarter of 2001 (excluding the charge in the third quarter related to our August 2001 workforce reduction), as a result of cost containment measures combined with the full quarter impact of the workforce reduction. We expect to fund these expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that the net proceeds from our initial public offering and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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


--------------------------------------------------------------------------------

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

    WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES IN THE NEAR FUTURE.

     For the quarter ended September 30, 2001, we incurred a net loss of approximately $8.8 million, which represented approximately 434.7 % of our revenue for the same period. As of September 30, 2001, we had an accumulated deficit of approximately $103.0 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve operating cash flow breakeven during 2002, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the marketing and promotion of our service offerings. Any such investment will depend on the availability of funds.

     WE EXPECT TO CONTINUE TO HAVE NEGATIVE OPERATING CASH FLOW IN THE NEAR FUTURE WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING, WHICH COULD BE DIFFICULT TO OBTAIN.

     We expect to continue to experience significant negative operating cash flows for the foreseeable future because we intend to continue to invest in the further development of our service offerings and technology and in the marketing and promotion of our service offerings. We expect that we will fund these expenditures primarily from available cash.

     We believe that, with the proceeds of our March 2000 initial public offering, we have sufficient capital to meet our anticipated cash needs for working capital and operating resource expenditure requirements for at least the next 12 months. While it is our goal to achieve operating cash flow breakeven during 2002, we cannot assure you that we will meet that goal or achieve profitable operations. Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements. We may not be able to find additional financing, if required, on favorable terms or at all.

     WE MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

     The success of our business model depends in large part on our ability to increase our number of customers. The market for our services may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. Beginning in the second half of 2000, we increased our sales focus on larger retailers and manufacturers with higher brand awareness and greater financial resources. The sales


--------------------------------------------------------------------------------
cycle for larger retailers and manufacturers is generally longer than the sales cycle for companies engaged purely in e-commerce, and the implementation period for larger retailers and manufacturers tends to be longer than the implementation periods we experience with companies engaged purely in e-commerce. We also believe that uncertain economic conditions during 2001 have resulted in a longer decision-making and implementation process with our customers. If we cannot continue to attract new customers on a timely basis or at all, or if we cannot maintain our existing customer base, our business and revenues would be adversely affected.

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

     o destination auction and auction aggregation sites such as: Amazon.com, Andale, AuctionWorks, eBay, ChannelFusion/GoTo Auctions and Yahoo! Auctions; and

     o e-commerce vendors such as ATG, Broadvision, IBM and OpenMarket who either have or may extend their offerings to incorporate capabilities similar to those offered by our services.

     The principal competitive factors include price, quality and breadth of services provided and potential for successful transaction activity. E-commerce markets are characterized by rapidly changing technologies, changing requirements of customers and frequent new product and service introductions. We may fail to introduce new online pricing formats and features on a timely basis or at all. If we fail to introduce new service offerings or to improve our existing service offerings in response to industry developments, or if our prices are not competitive, we could lose customers, which could lead to a loss of revenues.

     Because there are relatively low barriers to entry in the e-commerce market, competition from other established and emerging companies may develop in the future. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition is likely to result, and in some cases has resulted, in fee reductions, reduced margins, longer sales cycles for our services and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition.

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

     OUR CUSTOMERS MAY NOT SUCCESSFULLY INCREASE TRANSACTIONS ON THEIR DYNAMIC PRICING SITES.

     Our success will also depend in part on increases in the amount of user traffic and the number of transactions on our customers' FairMarket-hosted sites or on eBay through our MarketSelect service. For this to occur, our existing customers must drive sufficient numbers of users to their FairMarket-hosted auction and other dynamic pricing sites, they must devote sufficient resources to making their sites attractive to buyers and sellers and there must be demand for the products being offered on those sites. We cannot assure you that our customers will be successful in accomplishing any of these objectives and their failure to do so could impede our growth and adversely affect our business and revenues.

     OUR RECENT AND PREVIOUS WORKFORCE REDUCTIONS MAY IMPACT OUR ABILITY TO ATTRACT OR RETAIN KEY PERSONNEL.

     Our future success will depend, in part, on attracting and retaining qualified personnel. In August 2001, we implemented a workforce reduction in which we eliminated 38 positions. Previously, in May 2001 and October 2000, we eliminated 40 and 35 positions, respectively. We experienced some attrition in personnel prior to each of these workforce reductions and believe that we may experience additional attrition in the future.

     We cannot assure you that we will be successful in hiring or retaining qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. Our


--------------------------------------------------------------------------------
inability to attract and retain qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand our operations.

     WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND IN INTERNATIONAL MARKETS.

     A component of our strategy has been to expand internationally by attracting customers outside the U.S. For the three- and nine-month periods ended September 30, 2001, revenue under contracts with customers outside the U.S. represented 23.2% and 21.6% of our total revenue, respectively. We believe that significant opportunities exist in international markets, and it is our intention to compete in certain of these markets. During 2000, we opened offices in England, Australia and Germany. In May 2001, we announced our intention to close our office in Australia, which we are in the process of completing. We continue to service our Australian customers out of our U.S. operations. During the third quarter of 2001, we completed the closing of our German office. We continue to evaluate our international strategy. Expansion in our existing international markets and into new international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new international markets or that we will be successful in expanding in international markets.

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

     BUYERS AND SELLERS MIGHT NOT ADOPT ONLINE AUCTION OR OTHER DYNAMIC PRICING SOLUTIONS AS A MEANS FOR BUYING AND SELLING GOODS AND SERVICES.

     Online auction and other dynamic pricing solutions are relatively new methods of buying and selling that market participants may not adopt at levels sufficient to sustain our business. Traditional purchasing is often based on long-standing relationships or familiarity with sellers. For online dynamic pricing solutions to succeed, buyers and sellers must adopt new purchasing practices. Buyers must be willing to rely less upon traditional relationships in making purchasing decisions, and businesses must be willing to offer products for sale through online dynamic pricing solutions. We cannot assure you that online dynamic pricing solutions will be adopted at levels sufficient to sustain our business.

     WE MAY ENTER INTO STRATEGIC ALLIANCES OR LICENSE TECHNOLOGIES TO EXPAND OUR BUSINESS OR SERVICE OFFERINGS BUT MAY NOT BE SUCCESSFUL IN DOING SO.

     In addition to internal development of new technologies, our future success may depend to a certain degree on our ability to enter into and implement strategic alliances to expand our product and service offerings and our distribution channels and/or to jointly market or gain market awareness for our service offerings. For example, during the second quarter of 2001 we expanded our auction service in the U.S. to provide customers with the


--------------------------------------------------------------------------------
opportunity to list, manage and transact sales through eBay. We may enter into similar relationships with other online service providers. We may also expand our service offerings by licensing or purchasing complementary technologies from third parties. For example, during the first quarter of 2001 we announced that we licensed certain real-time e-business infrastructure software from TIBCO Software Inc. to enable us to provide real-time messaging infrastructure. We cannot assure you that we will be successful in identifying, developing or maintaining such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

     WE MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, WHICH COULD RESULT IN DILUTION TO OUR STOCKHOLDERS, OR OPERATIONAL OR INTEGRATION DIFFICULTIES WHICH COULD IMPAIR OUR FINANCIAL PERFORMANCE.

     If appropriate opportunities present themselves, we may acquire businesses, technologies, services or products that we believe will be useful in the growth of our business. We do not currently have any commitments or agreements with respect to any acquisition. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, the process of integration may produce unforeseen operating difficulties and expenditures and may require significant attention from our management that would otherwise be available for the ongoing development of our business. Moreover, we have not made any acquisitions, have no experience in integrating an acquisition into our business and may never achieve any of the benefits that we might anticipate from a future acquisition. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt or assume contingent liabilities, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our revenue.

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

     OTHERS MAY ASSERT THAT OUR TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

     We believe that our technology does not infringe the proprietary rights of others. However, the e-commerce industry is characterized by the existence of a large number of patents and frequent claims and litigation based on allegations of patent infringement and violation of other intellectual property rights. As the e-commerce market and the functionality of products in the industry continues to grow and overlap, we believe that the possibility of an intellectual property claim against us will increase. For example, we may inadvertently infringe a patent of which we are unaware, or there may be patent applications now pending of which we are unaware which we may be infringing when they are issued in the future, or our service or systems may incorporate third party technologies that infringe the intellectual property rights of others. We have been and expect to continue to be subject to alleged infringement claims. The defense of any claims of infringement made against us by third parties, whether or not meritorious, could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to


--------------------------------------------------------------------------------
continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

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

     THE FUNCTIONING OF OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD BE DISRUPTED BY FACTORS OUTSIDE OUR CONTROL.

     Our success depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating our U.S. and Australia services is currently located at the facilities of NaviSite, Inc. in Andover, Massachusetts, and substantially all of our computer hardware for operating our U.K. service is located at a third party hosting center in England. The computer hardware for our end-user customer service system is also hosted by a third party. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage,


--------------------------------------------------------------------------------
computer viruses, intentional acts of vandalism and similar events. We do not currently have a backup system in place for any given system; however, any one of our systems could temporarily be utilized as a backup system if a disaster should occur on any of our other systems. Despite any precautions we take or plan to take, the occurrence of a natural disaster or other unanticipated problems at any third party hosting facility could result in interruptions in our services. In addition, if any third party hosting service fails to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruption, interruptions in our service could result. Any damage to or failure of our systems could result in reductions in, or terminations of, our service, which could have a material adverse effect on our business, results of operations and financial condition.

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

     FUTURE GOVERNMENT REGULATION OF AUCTIONS AND AUCTIONEERS MAY ADD TO OUR OPERATING COSTS.

     Numerous U.S. jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers, which were enacted for consumer protection many years ago. We believe that the U.S. laws and regulations do not apply to our online auction services. However, little precedent exists in this area, and one or more jurisdictions in the U.S. or in other countries in which we do business are attempting or may attempt to impose these laws and regulations to online auction providers and may attempt to impose these laws and regulations on our operations or the operations of our customers in the future. Certain states are currently considering whether to apply their auctioneer regulations to online auctions and at least one state has passed legislation that applies to the conduct of all auctions, including auctions conducted over the Internet. If any such statute or regulation is interpreted to apply to us or to our customers, we and/or those of our customers to whom the statute applies could be required to obtain a license. This could adversely affect our ability to attract and retain customers, could adversely affect our results of operations by decreasing activity on our customers' auction sites and could subject us or our customers to fines if we or our customers are unable to obtain the required licenses. In addition, as the nature of the products listed by our customers or their end-users changes, we may become subject to new regulatory restrictions. If we do become subject to these laws and regulations in the future, it could adversely affect our ability to attract and retain customers and could adversely affect our results of operations by decreasing activity on our customers' auction sites.

   RISKS RELATED TO OUR INDUSTRY

     OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AND ONLINE COMMERCE.

     Our future revenues and profits depend upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by businesses and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is an emerging market. Demand and market acceptance for online services and for the sale of goods and


--------------------------------------------------------------------------------
services over the Internet are subject to a high level of uncertainty. Growth in our customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods and services. For us to be successful, these market participants must accept and use novel ways of conducting business and exchanging information.

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

     GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE OUR GROWTH OR ADD TO OUR OPERATING COSTS.

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' dynamic pricing sites. We have adopted and are further refining our policies and practices to qualify for one or more of these safe harbors, but we cannot assure you that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain. Similarly, the recently enacted Online Services Act in Australia and the Internet Watch Foundation in the U.K. (a body funded by Internet service providers, the


--------------------------------------------------------------------------------

U.K. government and U.K. law enforcement agencies) provide or operate notice and take-down procedures with respect to certain types of content, but the extent, if any, to which those procedures provide a safe harbor is uncertain.

     In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The recently adopted European Union Directive on the Protection of Personal Data may affect our ability to expand in Europe if we or our customers do not afford adequate privacy to end-users of our customers' sites. Similar legislation was recently passed in Canada and Australia and may have a similar effect. The Canadian law will be implemented in stages over the next few years, while the Australian Amendment (Privacy Sector) Act 2000 becomes effective in December 2001, with an additional 12 months extended to small businesses. We do not sell personal user information from our customers' sites. Generally, as between FairMarket and our customers, the personal user information belongs to the customer, not FairMarket, and each site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding our services, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, we cannot assure you that our customers' sites will be considered compliant.

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

     NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     In the U.S., we do not collect sales or other similar taxes on goods sold by customers and users through customers' FairMarket-powered sites or service taxes on fees paid by end-users of those sites. The Internet Tax Freedom Act of 1998, which expired on October 21, 2001, prohibited the imposition of taxes on internet access services and new taxes on electronic commerce by U.S. federal and state taxing authorities. Proposals are currently before Congress to extend the moratorium or to permanently ban such taxes, but no action has been taken as of the date of this Report. In the meantime, one or more states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals previously have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Many non-U.S. countries impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. We do not collect sales or other similar taxes on goods sold by customers and/or users of our customers' sites in Australia or the U.K. However, we have modified our systems in each of those countries to enable value-added or goods and services taxes to be charged and collected with respect to site usage fees. A successful assertion by one or more states or any foreign country that we or our customers should collect sales or other taxes on the exchange of merchandise or, in the U.S., site usage fees or that we or our customers should collect Internet-based taxes could impair our revenue and our ability to acquire and retain customers.


--------------------------------------------------------------------------------

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

     In addition, we may not be able to successfully avoid civil or criminal liability for problems related to the products and services sold on customer sites. Even if we are successful, any such claims or litigation could still require expenditure of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue service offerings or to take precautions to ensure that certain products and services are not available on customer sites.

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


--------------------------------------------------------------------------------

     The holders of a substantial portion of our common stock (including at least approximately 12.3 million shares held by former holders of our Series C and D convertible preferred stock) have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

     FOREIGN CURRENCY RISK

     International sales are made mostly from FairMarket's foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. FairMarket is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended September 30, 2001 was not material.


--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall, John Belchers, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. FairMarket is reviewing the allegations in the complaints and intends to defend the lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) USE OF PROCEEDS

     On March 17, 2000, we completed the initial public offering of our common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677). The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000. We estimate that as of September 30, 2001, of the approximately $89 million in net proceeds from the initial public offering, approximately $26 million has been used for working capital purposes, including approximately $5 million used for the purchase of equipment. At September 30, 2001, substantially all of the remaining net proceeds (approximately $63 million) was held in investments in commercial paper, government bonds and other interest-bearing accounts. None of the costs and expenses related to the offering have been paid directly or indirectly to any director, officer or general partner of FairMarket or their associates or persons owning 10% or more of any class of equity securities of FairMarket or an affiliate of FairMarket.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable.

ITEM 5.  OTHER INFORMATION.  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  Not applicable.


--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FairMarket, Inc.


Date: November 9, 2001            By:  /s/ Janet Smith
                                       -----------------------------------------
                                       Janet Smith,
                                       Chief Financial Officer
                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                       OFFICER)


--------------------------------------------------------------------------------
                                       27