Form 10-K
period 2001-12-31
FAIRMARKET INC
filed 2002-03-29
CIK 1053676

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File Number 000-29423

FAIRMARKET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3351937 (I.R.S. Employer Identification No.)
500 Unicorn Park Drive, Woburn, MA (Address of principal executive offices)	01801-3341 (Zip Code)

Registrant's telephone number, including area code: (781) 376-5600

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $0.001 par value
Preferred Stock Purchase Rights
(Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $14,048,840 on March 25, 2002, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

        The number of shares outstanding of the registrant's common stock as of March 25, 2002 was 29,219,382.

Documents incorporated by reference

        Part III—Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2002 Annual Meeting of Stockholders.

FAIRMARKET, INC.

FORM 10-K

For the Year Ended December 31, 2001

INDEX

FAIRMARKET is a registered service mark, and the FairMarket logo, AutoMarkdown, FairMarket Network, MarketSelect and Quick Win are service marks, of FairMarket, Inc. The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

PART I

ITEM 1. BUSINESS

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. FairMarket's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Results of Operations and Financial Condition" on page 24 of this Form 10-K. You should not place undue reliance on our forward-looking statements, and FairMarket assumes no obligation to update any forward-looking statements.

Overview

        FairMarket is an excess inventory solutions provider that helps companies automate the process of selling their excess inventory online to wholesale and consumer buyers. We offer a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. Our solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as to consumers on their own sites. Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

        Our services are used in four primary areas: (1) retail and discount clearance; (2) business-to-
business surplus; (3) promotions and interactive marketing; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing formats, including auctions, our primary format, as well as fixed and falling price formats, and integrated marketing capability, to create a comprehensive e-business selling and marketing service offering.

        We offer our customers the ability to distribute their listings to other sites through two methods. First, through our MarketSelectsm service, we enable customers (with or without their own FairMarket-hosted dynamic pricing site) to list, manage and transact sales on eBay. Second, because we host our customer's dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers' FairMarket-hosted sites and make those listings available for display and sale on other FairMarket-hosted customer sites.

        We provide an array of operational and support services to customers. In addition to hosting, customer support and end-user support services, our professional services group provides our customers with a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings.

        We derive revenue from: (1) application fees, which consist of implementation and fixed monthly hosting, support and operating fees; (2) transaction fees; and (3) professional services fees, which include fees for the development of business applications, technical customization and integration (including as part of the implementation process), and e-marketing, usability and other consulting services. We launched our professional services group during the fourth quarter of 2000. Beginning in the second half of 2001, we began to experience a shift in the nature of our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers' sites, to transaction-based fees. We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based. Compared to total revenue for 2000 (excluding one-time business development fees of $946,000 in 2000), revenues related to application fees represented approximately 78.3% of total revenue in 2001 compared to 88.0% in 2000, revenues related to transaction fees represented approximately 10.1% of total revenue in 2001 compared to 7.4% in 2000 and professional services fee revenue represented approximately 11.6% of total revenue in 2001 compared to 4.6% in 2000.

        We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings, as well as on the volume of our customers' sales on their FairMarket-hosted sites and through our MarketSelect service. We intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings.

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

        Comprehensive Array of Transaction Types or Pricing Formats.    We provide a comprehensive set of pricing formats designed to enable e-commerce market participants to buy and sell goods efficiently. Our pricing options range from traditional auction transactions such as English and Dutch auctions to falling price and fixed price transactions. Our customers can select the pricing mechanisms that they believe will optimize the sale price for their goods and services and/or the time it will take to complete sales.

        Marketing and Promotion of Customer Brand and Product.    Our service allows customers to promote their brands and products through the creation of private-label dynamic pricing sites, designed to have the look and feel of the customer's home web site. All of the features available to visitors of a customer's dynamic pricing site, including search and automatic bidding capabilities, automatic email notifications to bidders and sellers and individual account tracking, are customized so that users are not aware that they are leaving the customer's home web site or using a third party service. The result is a user-friendly experience with a breadth of features that can enhance the user's visit to the customer's web site. We believe that our customers' ability to offer this experience to their users can increase new and repeat user visits to their main web sites, thereby expanding their marketing and revenue opportunities. Customers can also use our service to market specific products by the use of merchandising and email capabilities that deliver product offers to their consumers.

        We also offer a points-based promotions service that enables businesses to reward their customers by offering them the chance to bid on and buy merchandise, memorabilia and other items either under the customer's existing loyalty program or through the creation of a new loyalty program, using either our auction-style bidding or fixed price formats.

        Distribution.    For customers who desire to distribute their product offers beyond their FairMarket-hosted site, we offer two methods of distribution. Through our MarketSelect service, which we launched in the second quarter of 2001, we enable customers (with or without their own FairMarket-hosted site) to list, manage and transact sales on eBay. Because we host our customer's dynamic pricing sites on our central systems, we also have the ability to aggregate listings of goods and services available for sale on our customers' FairMarket-hosted sites and make those listings available for display and sale on other FairMarket-hosted customer sites. We refer to this network of FairMarket-hosted sites as the FairMarket NetworkSM.

        Outsourced Solutions.    By outsourcing their online dynamic pricing needs to us, our customers can remain focused on their businesses while benefiting from our outsourced e-commerce expertise. We develop, host and maintain our customers' dynamic pricing sites and MarketSelect implementations on our central operational system. Our central technology enables us to rapidly deploy our service offerings for customers, quickly implement new features and other enhancements and centrally provide direct customer support, end-user support and maintenance services. Our customers do not need to invest in additional software or hardware or devote significant engineering or support resources to develop and maintain their FairMarket-powered solution.

        Management Control.    As part of our service offering, we provide a web-based site management and configuration module that enables our customers to control the buying and selling experience and activity on their sites. Customers can set the sale parameters for individual product and service listings, register site users and set transaction, listing and merchandising fees. Because the site management module is located on our central system, each customer is also able to monitor and analyze current and historical activity data from its FairMarket-powered site to improve its sales strategies. Many of these features are also available with our MarketSelect service.

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

Product Features

        Pricing Features.    Our dynamic pricing site offering includes the following pricing features.

  •
  English auctions—Buyers bid on-line until the auction ends at a pre-determined time, usually 1 to 14 days. The item is then sold to the highest bidder. Under this format, the seller has the option of setting a reserve price, below which the listing will not be sold. This format is also available as part of our points-based promotions service.

  •
  Quick Winsm auctions—Like an English auction, buyers bid online until the auction ends at a pre-determined time. The item is sold to the first bidder who meets the threshold price set by the seller.

  •
  Dutch auctions—Used for selling multiple items. Buyers bid online until the auction ends at a pre-determined time and all winning bidders pay the same price, which is the lowest winning bid.

  •
  Sealed bid auctions—Here, the seller does not specify an opening price, and all bidders make their best offer without knowing what others have bid.

  •
  Private auctions—Private auctions enable a seller to place certain listings that are not publicly viewable. Private auction listings are not searchable and cannot be reached by browsing the categories on the site. The listing can only be reached by typing in the URL directly. A seller can designate a listing as "private" and then compose and send an email to a specific list of users informing them of the URL for the listing. A seller can categorize its buyer base into a number of access levels or can password-protect its entire FairMarket-hosted site.

  •
  "Popcorn" bidding—Popcorn bidding is the ability to have auction listings extend by 10 minutes when there is a bid placed in the last 10 minutes. This allows the online bidding experience to more closely emulate the offline bidding experience, where the close of bidding is determined by the bidding activity and sellers are able to get the maximum possible price from available bidders. A merchant can set this functionality on a listing-by-listing basis or on all of their listings.

  •
  Fixed price—Fixed price allows the sale of multiple items at a set price. Each listing specifies a number of items available, an end date and a price. There is also the option to display an original retail price, in order to emphasize discounts. Buyers can purchase the items until the listing sells out or the deal "expires" as it reaches the end date. This format is also available as part of our points-based promotions service.

  •
  Falling price—Our AutoMarkdownsm pricing format is typically used for selling multiple quantities of a certain item. Here, the price for an item decreases over time in increments that are pre-determined by the seller, and each bid results in an actual purchase.

  •
  Limit Orders—Our "Buy Later" functionality allows a buyer to place an order to buy an item at a future price on a falling price listing. Orders are only successful if there is still quantity remaining when the price drops to the buyer's chosen price.

  •
  RFQ—This feature enables a buyer to place a request for an item by choosing the relevant category and specifying particulars about the item being requested. The request is then sent to sellers who have signed up to receive requests in that category. Buyers may enter a desired price for the product, specify quantity and choose how long their request will remain open to receive offers. An offer can be received at any time but must be accepted within 72 hours of the request closing time.

        Our MarketSelect service supports all pricing formats currently offered by eBay (auctions and fixed price).

        Listing Features.    Our customers begin the process by uploading their product listings either through periodic manual uploads or through our automated XML-based interface. Customers can also upload their product catalog into the FairMarket database. When the customer uploads product listings, it selects the sale parameters for each listing, including product category, pricing format and duration of the sale, special bidding, payment or shipping instructions, and export or other sale limitations. We also supply the ability to create alternate layouts featuring photos for each listing through our shop-by-photo feature, which offers end-users a way to shop that mimics catalog shopping and shows off goods immediately and easily.

        For merchants who desire to automate the listing process further, our professional services team can implement our surplus inventory management system, a software tool that helps sellers achieve their objective of obtaining the best cost recovery on their excess product. This tool, which includes both a listing management module and an inventory management module, automatically creates and places listings for the merchant, assigning sale parameters based on both the merchant's business rules and prior sale results.

        e-Marketing Features.    Our technology offers our customers a number of marketing and merchandising features designed to increase yield and promote brand on their FairMarket-powered sites. A customer can select certain listings for display on the home page of the site, on the higher level category pages or on a special featured listings page, to showcase listings of special interest or special sales events. Customers can also link individual listings to other areas of their main web sites or to product reviews. Our automatic site merchandising tool speeds the time-consuming job of both deciding which merchandise to promote and then placing the merchandise on the high traffic portions of the FairMarket-powered site. Merchants using our shopping cart functionality for fixed price and falling price listings also have the ability to display related listings on the shopping cart page.

        Our service transmits a number of automatic email messages to end-users of our customers' FairMarket-powered sites that can be customized through our site management module to cross-sell or up-sell other items. These emails include registration and welcome emails, bid status emails and purchase confirmation emails. Our service also enables buyers to specify whether they wish to receive notifications of specials via email. Buyers can also configure their own shopping agent to automatically notify them by email when products specified by the buyer become available within a price range specified by the buyer.

        Reporting and Data Mining Features.    Our dynamic pricing site service includes a number of reporting functions. Through our site management module, customers can monitor activity on specific listings and obtain aggregated information on bidding and sales activity for a given time period and fulfillment information on sold listings, as well as information for a variety of reporting metrics, through WebTrend reports, designed to analyze site traffic. Merchants can also manually conduct end-user based searches, listing searches and bid searches to refine their listing and pricing strategies. We also offer the ability to automate reports through an XML-based interface that allows the customer to query fulfillment, listings, products and user data directly from the FairMarket system. Many of these features are also available through our MarketSelect service.

        Integration Features.    We have developed a number of APIs designed to enhance our ability to integrate our solutions with our customers' back end systems and improve our customers' ability to upload product catalogs and process orders. Using our Remote Authentication API, a customer can integrate its FairMarket-hosted site with its existing site's registration system. This allows the customer to maintain a single registration system where the customer maintains the master record and enables their registered user base to seamlessly access their FairMarket-hosted site. Customers can integrate their inventory systems through FairMarket's X/Load API by programming their inventory systems to allocate inventory to their FairMarket-hosted site or our MarketSelect service, configure an XML file with the necessary information, and automatically upload that file on a regular basis onto their hosted site or onto the eBay site through our MarketSelect service. Automated delivery of fulfillment reports can be accomplished using our X/Report API, which allows the customer to retrieve XML-based reports via a secure connection as often as once per hour to obtain the latest fulfillment information. As part of our MarketSelect service, we provide a series of order capture pages and can integrate a customer's existing payment processes to enable automatic credit card billing of purchase orders.

FairMarket Professional Services

        Our professional services group provides a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our solutions.

        Business Services.    Through our yield management and usability consulting services, we work with our customers to increase return on investment through improved use of our technologies. We evaluate bidding activity, traffic, transaction volume and inventory flow to recommend how to increase online yield, identify best practices, recommend the most effective pricing methods for the customer's products, calculate optimum listing quantity and on-sale duration, define dynamic pricing strategies and optimize financial performance via statistical testing programs. We also help our customers understand online purchasing patterns, develop strategies to increase user loyalty and repeat purchasing, improve navigation of their FairMarket-powered sites and reduce other obstacles to selling.

        Technical and Creative Services.    Our technical development and creative services teams work closely with our customers to develop a site that presents the customer's desired branding and maintains the look and feel of its main web site. For our MarketSelect customers, we can design customers' "About Me" and "Stores" pages for display on the eBay site and customize our customers' FairMarket-hosted order capture pages to maintain the customer's branding. Our creative services team can develop customized FairMarket-hosted gallery pages for all links and searches of hosted site listings containing images or off of a customer's eBay About Me page. Our dynamic pricing site solutions can be customized by our technical and engineering groups for vertically driven and other specialized applications. Our technical staff also works to create a seamless integration between the customer's existing e-commerce systems and their FairMarket-powered solution.

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

Sales and Marketing

        We sell our services primarily through our direct sales force. Our sales personnel identify potential customers through direct contact, by responding to requests we receive by telephone or through our web site, and through attendance at tradeshows. Our U.S. sales organization is based at our corporate headquarters in Woburn, Massachusetts, and we also have a sales office in England.

        We have focused our marketing efforts on generating qualified leads for our sales team. We promote the FairMarket name and services through press releases, our corporate web site and attendance at trade shows. Our contracts generally provide for the inclusion of a FairMarket logo on each web page of a customer's FairMarket-powered site.

Customers

        Our customers include traditional retailers, distributors and manufacturers as well as Internet portals and other web communities primarily engaged in e-commerce. No single customer accounted for more than 10% of our total revenue for 2001.

Business Segments and Geographic Areas

        We currently operate in one business segment. For the year ended December 31, 2001, approximately 19.9% of our total revenue was derived from customers located outside the U.S.

Technology

        We deliver our product offerings from central systems consisting of our proprietary application software, third party software and third party computing, storage and network equipment. Currently, our most important software technologies are those embodied in our proprietary dynamic pricing software and in the FairMarket Network. We also license or have purchased software, equipment and/or systems from third parties, including Microsoft Corporation (through distributors) and, in the U.S., EMC Corporation and TIBCO Software, Inc., for use in our development and production systems. We maintain a separate system for each of our U.S., U.K. and Australia services. Each system is designed to easily expand to accommodate larger numbers of users and transactions, as well as added features. Each system is designed so that parts of the overall workload are assigned to specific classes of machines and it incorporates standby hardware components and specialized control software designed to allow operations to continue despite failures in individual components. For example, all interaction with web site users is handled by web servers and all data storage is handled by database servers. Each customer site is maintained on multiple servers and can be expanded to accommodate additional users or functional requirements without redesign. A shared, secure administrative server is used for site internal administrative traffic and reporting activities and for diagnostic and performance monitoring of the sites. Customer sites are available on a 24 hour per day, seven day per week basis, subject to scheduled maintenance. Our systems are located at third party hosting facilities that provide a secure environment, redundant communications lines and emergency power backup. We expect to continue to spend a significant amount of time and money on further developing the breadth and functionality of our software technologies and on systems development to ensure the continued reliability and scalability of our technology.

        We have invested and intend to continue to invest a significant amount of our human and financial resources in our development and engineering group. As of December 31, 2001, approximately one-third of our employees were devoted to development and engineering efforts. Research and development costs are expensed as incurred. Expenditures for research and development costs, which are included in total development and engineering expenses, were approximately $3.2 million, $4.9 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Competition

        The market for Internet-based e-commerce software and services is highly competitive and is evolving rapidly. Many companies offer some form of Internet auction or other single e-commerce pricing application, including non-networked auction hosting, such as ADB Systems International (formerly bid.com), auction and other dynamic pricing software applications, auction aggregators, such as ChannelAdvisor, and general third-party destination auction sites, such as Yahoo! Auctions.

        We compete for customers with those providers, as well as with developers of in-house dynamic pricing applications. We believe that the principal competitive factors in the market in which we compete are the quality and breadth of services provided, potential for successful transaction activity and price. We believe that the breadth of the pricing solutions currently available through our service and our ability to develop and rapidly deploy new pricing solutions distinguish us from our competitors and are important factors in our ability to attract and retain customers. The market for e-commerce services, however, is highly competitive and we expect this competition to intensify in the future. Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software applications and integrated purchasing solutions, larger technical staffs, larger customer bases, more and longer-standing distribution channels, greater brand recognition and greater financial, marketing and other resources than we have. For more information on competition, please see "Factors that May Affect Results of Operations and Financial Condition."

Intellectual Property

        We rely on various types of intellectual property for our success and competitive positioning. We use trademarks, copyrights, trade secrets and the laws pertaining to them as well as contractual provisions to protect our intellectual property. Currently, our most important proprietary technologies are those embodied in our dynamic pricing software and in the FairMarket Network. We have applications pending with the U.S. Patent and Trademark Office but, while we continue to evaluate the importance of patents to our business, we do not believe that our ability to obtain patents is material to the success of our business and results of operations. We also license or have purchased software, equipment and/or systems from EMC Corporation, Microsoft Corporation (through distributors), TIBCO Software, Inc. and other third parties for use in our development and production systems. Because our technology is located on our operating systems and we generally do not license any of our material software to any customer or other third party, we believe that the risk of unauthorized use of our technology is low. However, no combination of intellectual property protections can guarantee the continued security and availability of our intellectual property.

        Creation and/or implementation of our technology, business model, marketing research and plans, lead generation activities, customer lists, strategic plans and similar proprietary assets are protected by confidentiality and proprietary rights agreements which each of our employees is required to execute upon entering into employment with us. We also rely on confidentiality agreements entered into with contractors and vendors. "FairMarket" is a registered service mark in the U.S. We have filed trademark applications on other service marks and also claim rights in other marks. We rely on our marks to protect our domain and brand names.

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

Privacy

        Issues relating to privacy and use of personal information of Internet users are becoming increasingly important as the Internet and its commercial use grow. Users of a customer's FairMarket-powered site must agree to that site's use and privacy policy when registering to use the site. Customers' use and privacy policies may vary and we depend on our customers to maintain adequate privacy policies on their sites and to comply with those policies and applicable privacy laws. While FairMarket does not sell or rent any personally identifiable information about users to any third party without the consent of the user, we cannot guarantee that the privacy policies of our customers contain similar protections. Sellers and buyers do receive information about each other to enable them to complete a sale. In addition, our customers may utilize information about their users in order to improve marketing and promotional efforts, to analyze site usage, and to improve content, product offerings and site layout, and may use such information for other purposes. We utilize aggregated user data, other than identifiable user data such as names, residence or email addresses or telephone numbers, from FairMarket-powered sites for similar purposes.

Law and Governmental Regulation

        We are subject to various laws and regulations affecting our business. Congress recently passed legislation concerning the availability and protection of copyrighted works on the Internet under the Digital Millennium Copyright Act and continues to consider laws relating to Internet taxation. In addition, there are recommended uniform state laws relating to technology that are currently under consideration in a number of state legislatures. The European Union has recently enacted regulations relating to online privacy protections and other aspects of e-commerce. These laws and regulations are very recent and their impact on us and our industry has yet to be determined. This impact could include litigation which, whether successful or not, would likely be time-consuming and costly and require substantial management attention and resources. Also, while there are relatively few laws today that specifically regulate Internet-related companies and e-commerce in general, the sizeable growth in Internet usage and e-commerce transactions has prompted many governmental bodies to consider legislation in such areas as pricing, content, data protection, privacy protection, intellectual property protection, taxation and consumer protection. Enactment of laws or regulations in these areas could place burdens on us, either directly or as a burden to e-commerce in general. In addition, numerous jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We do not believe that these laws and regulations, which were enacted for consumer protection before the development of the Internet, apply to our online commerce services. However, one or more jurisdictions may attempt to impose these laws and regulations on our operations or our customers in the future. For more information on law and governmental regulation, please see "Factors that May Affect Results of Operations and Financial Condition."

Employees

        As of December 31, 2001, we had 68 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

        Our headquarters offices are located in an office park in Woburn, Massachusetts, where we lease approximately 68,000 square feet of space. Of that amount, approximately 11,000 square feet is subleased to one subtenant and we plan to sublease a significant portion of the remaining space. In early 2001, we relocated our U.K. offices to a new facility where we lease approximately 10,000 square feet, of which we sublease approximately 3,000 square feet to two subtenants.

ITEM 3. LEGAL PROCEEDINGS

        FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. FairMarket intends to defend the lawsuit vigorously.

        From time to time, we may be involved in other litigation incidental to the conduct of our business. We are not currently a party to any material legal proceedings other than as described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list of the Company's executive officers as of March 25, 2002.

Name	Age	Position
Nanda Krish	41	President and Chief Executive Officer and Director
Matthew Ackley	34	Vice President, Corporate Development
N. Louis Shipley	39	Vice President, Sales and Marketing
Janet Smith	44	Chief Financial Officer and Treasurer

        Nanda Krish was elected as President and Chief Executive Officer of FairMarket on January 17, 2002, after having served as Interim Chief Executive Officer of FairMarket from July 2001. Mr. Krish has served as a director of FairMarket since April 1997. Mr. Krish has extensive professional experience in general management, sales and marketing and business development at private and public companies in multinational environments. Prior to joining FairMarket, Mr. Krish was co-founder and an operating officer of Verilytics, Inc. (formerly iBelong), a software company that focuses on the e-analytics market, from November 1998 to June 2001. At Verilytics, Mr. Krish's overall responsibility for revenues included direct sales, indirect sales and professional services worldwide. Mr. Krish joined Verilytics from Open Market, Inc., where from 1995 until November 1998, he was a member of the senior management team and played an instrumental role in that company's growth from start-up to a leading market provider of Internet commerce software. As Vice President of Corporate Development at Open Market, Mr. Krish helped revenue growth within strategic accounts such as BT, Sprint and UPS, led the company's European expansion and oversaw three merger and acquisition activities. Previously, Mr. Krish was Vice President and General Manager of the interactive multimedia unit of Electronic Data Systems Corporation (EDS), an information and technology services company, where he helped penetrate broadband and other multimedia markets. Mr. Krish is a graduate of BU/India with a Bachelor of Science degree in Engineering. Mr. Krish came to the U.S. to join graduate studies at the New Jersey Institute of Technology/Rutgers University, where he graduated with dual masters degrees in computer and information services, and management engineering.

        Matthew Ackley joined FairMarket in December 1998 and has served as Vice President of Corporate Development since September 2001. Before that, Mr. Ackley served as Vice President of Professional Services from October 2000 to September 2001 and as Vice President of Product Management of FairMarket from May 1999 to October 2000. Before joining FairMarket, Mr. Ackley held management positions at Andersen Consulting from September 1990 to August 1996 and attended Harvard Business School from August 1996 to June 1998. In February 1998, Mr. Ackley co-founded SocialGoods.com, now part of 4charity.com, an Internet shopping site, and served as Chief Operating Officer of that company through November 1998. He graduated from Duke University with a degree in Biomedical and Electrical Engineering and received his MBA from Harvard Business School.

        N. Louis Shipley joined FairMarket in February 2000 as Vice President and President of International. Mr. Shipley has served as Vice President of Sales and Marketing since July 2001 and served as Vice President of Worldwide Sales since September 2000. From March 1997 through January 2000, Mr. Shipley served as Vice President of Worldwide Field Sales, Marketing and Operations of WebLine Communications Corp., a provider of customer interaction management software for Internet customer service and other e-commerce. Before joining WebLine, Mr. Shipley served with Avid Technology, Inc., a provider of digital tools for film, video, audio and broadcast, from 1989 to February 1997, including as Vice President of Americas and Pacific Field Operations from October 1995 through February 1997 and as President of Avid Japan and Vice President of Asia Pacific from 1993 to October 1995. Mr. Shipley holds a BA from Trinity College, a degree from the London School of Economics and an MBA from Harvard Business School.

        Janet Smith joined FairMarket in January 2001 as Chief Financial Officer and Treasurer. From May 2001 to January 2002, Ms. Smith also served as Interim President of FairMarket. From April to December 2000, Ms. Smith served as Chief Financial Officer and Treasurer of ByAllAccounts.com, Inc., a provider of online account aggregation and portfolio management tools to financial institutions, from June 1999 to March 2000 as Vice President of Finance and Administration of toysmart.com, Inc., an online toy retailer, from February 1997 to June 1999 as Controller of Boston Gas Company and from November 1995 to February 1997 as Director of Finance and Information Technology of Barry Controls, a manufacturer of shock and vibration equipment. From 1979 to 1995, Ms. Smith held finance roles at Corning Costar Corporation and Costar Corporation a manufacturer of disposable plastic products for the life sciences market, Ares Serono, Inc., a pharmaceutical company, Digital Equipment Corporation and Polaroid Corporation and at KPMG Peat Marwick from 1984 to 1990, most recently as Audit Manager. Ms. Smith holds a BS in General Management from Boston College and a Masters in Accounting from Northeastern University.

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

	High	Low
Year Ended December 31, 2001:
First Quarter	$2.56	$1.13
Second Quarter	$1.84	$0.90
Third Quarter	$1.25	$0.84
Fourth Quarter	$1.20	$0.77
	High	Low
Year Ended December 31, 2000:
First Quarter (from March 14, 2000)	$53.50	$22.50
Second Quarter	$28.50	$4.13
Third Quarter	$7.47	$3.00
Fourth Quarter	$3.25	$1.13

        As of March 25, 2002, there were 206 holders of record of our common stock.

        We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any and all future earnings for use in the operation of our business.

Use of Proceeds from Sale of Registered Securities

        On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the Securities and Exchange Commission on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that as of December 31, 2001, approximately $25.6 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment. At December 31, 2001, substantially all of the remaining net proceeds (approximately $63.5 million) was held in investments in commercial paper, government bonds and other interest-bearing accounts. No payments of the net proceeds were paid directly or indirectly to any director, officer or general partner of FairMarket or their associates or persons owning 10% or more of any class of equity securities of FairMarket or an affiliate of FairMarket.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2001, 2000, 1999, 1998 and for the period of inception (February 27, 1997) through December 31, 1997 and the consolidated balance sheet data as of December 31, 2001, 2000, 1999, 1998 and 1997 are derived from our audited consolidated financial statements.

	For the Years Ended December 31,				Period of Inception (February 27, 1997) through December 31, 1997
	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$9,039	$11,866	$2,121	$4	$3
Total operating expenses	52,156	67,661	19,146	1,423	607
Loss from operations	(43,117)	(55,795)	(17,025)	(1,419)	(604)
Net loss	(40,183)	(51,267)	(16,509)	(1,388)	(601)
Basic and diluted net loss per share	$(1.39)	$(2.15)	$(3.30)	$(0.30)	$(0.15)
Shares used to compute basic and diluted net loss per share	28,870	23,811	5,010	4,571	4,073
	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$63,372	$76,104	$13,079	$540	$1,129
Working capital	40,411	79,075	12,305	458	1,123
Total assets	71,450	93,449	20,071	771	1,260
Obligation under capital lease excluding current portion	—	148	—	—	—
Total stockholders' equity (deficit)	68,857	87,282	(1,118)	658	1,172

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: market acceptance of our online auction and other e-commerce services; growth of the market for dynamic e-commerce services; the competitive nature of the online markets in which we operate; economic conditions; our ability to generate significant revenue to reach profitability; our ability to attract and retain qualified personnel; our ability to retain existing customers and to obtain new customers; the operation and capacity of our network system infrastructure; our ability to expand our operations in our geographic markets and the currency, regulatory and other risks associated with doing business in international markets; our limited operating history; and the other risks and uncertainties discussed under the heading "Factors that May Affect Results of Operations and Financial Condition" on page 24 of this Form 10-K. You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report.

Overview

        FairMarket is an excess inventory solutions provider that helps companies automate the process of selling their excess inventory online to wholesale and consumer buyers. We offer a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. Our solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as consumers on their own sites. Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

        Our services are used in four primary areas: (1) retail and discount clearance; (2) business-to-
business surplus; (3) promotions and interactive marketing; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing formats, including auctions, our primary format, as well as fixed and falling price formats.

        We offer our customers the ability to distribute their listings to other sites through two methods. First, through our MarketSelect service, we enable customers (with or without their own FairMarket-hosted site) to list, manage and transact sales on eBay. Second, because we host our customer's dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers' commerce sites and make those listings available for display and sale on other FairMarket-hosted customer sites.

        We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings, as well as on the volume of our customers' sales on their FairMarket-hosted sites and through our MarketSelect service. We intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings.

        Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance. Excluding restructuring charges, our operating losses and negative operating cash flows improved during each quarter of 2001. For 2002, we expect our operating losses and negative operating cash flows to improve as we continue in our effort to achieve operating cash flow breakeven by the end of the year. Period-to-period comparisons of operating results should not be relied upon as an indicator of future operating results.

  Recent Developments

        In June 2001, we amended the auction services agreement that we entered into with Microsoft Corporation in July 1999. Under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of our common stock and released us from our guarantee of a minimum level of transaction fee revenue to Microsoft. In exchange, we waived our status as "pre-eminent auction services provider" to Microsoft's online properties. However, we continue to provide our online auction services to Microsoft sites. As of June 2001, the unamortized value of the warrants on our balance sheet was approximately $18 million, which was reversed through equity during the third quarter of 2001 as a result of the relinquishment of the warrants.

        Throughout 2001, we implemented several cost-cutting measures. In August 2001, we eliminated 38 positions at our Massachusetts facility, representing approximately 35% of our total employee base. Previously, in May 2001, we eliminated 40 positions at our Massachusetts facility, and in October 2000, we eliminated 35 positions at our Massachusetts facility. During 1999, our employee base had grown from 11 to 139 employees, and subsequently grew to 241 employees at September 30, 2000, with most of that growth having occurred in the first quarter of 2000. We experienced some attrition prior to and following each of these workforce reductions and believe that we may experience additional attrition in the future. At December 31, 2001, we had 68 employees worldwide. Our ability to maintain or increase revenue will depend in part upon our ability to attract and retain qualified personnel.

        We recognized a charge of approximately $1.7 million in the second quarter of 2001 for the costs related to our May 2001 workforce reduction (which eliminated 40 positions), severance payments to certain other employees and other restructuring initiatives, including closing our offices in Australia and Germany. We completed the closing of our office in Germany during the third quarter of 2001 and the closing of our office in Australia during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. Approximately $200,000 of the charge relates to non-cash costs associated with the restructuring initiatives.

        We recognized a charge of approximately $540,000 in the third quarter of 2001 for the costs related to the August 2001 workforce reduction, which eliminated 38 positions. Approximately $38,000 of the charge relates to non-cash costs associated with the workforce reduction.

        In the fourth quarter of 2001, we reversed approximately $225,000 of the charges recognized in the second and third quarters of 2001 associated with the workforce reductions and other restructuring initiatives. The reversal of the charges was primarily due to lower-than-expected legal and consulting costs associated with the workforce reductions and other restructuring initiatives and a reduction of approximately $97,000 in the charge associated with non-cash assets. At December 31, 2001, substantially all of the expenses relating to the restructuring initiatives had been paid.

        On January 16, 2001, we implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of our common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of our common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, we (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of our common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of our common stock from January 16 to December 31, 2001 was below $2.1875, therefore no related charge was recognized for the year ended December 31, 2001.

  Sources of Revenue

        We derive revenue from: (1) application fees, which consist of implementation and fixed monthly hosting, support and operating fees; (2) transaction fees; and (3) professional services fees, which include fees for the development of business applications, technical customization and integration (including as part of the implementation process), and e-marketing, usability and other consulting services.

        We generally charge a one-time set-up fee for the design, development and implementation of a customer's dynamic pricing site or our MarketSelect service. Implementation also frequently entails customization and other professional services, for which we charge a professional services fee. The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented. These fees are generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period.

        Fixed monthly fees are generally charged to customers whose dynamic pricing sites we host and cover hosting services, direct customer support services, end-user customer support services, services for online billing and collection of fees for community sites and other monthly operating services. Fixed monthly fees vary by customer depending on the number of software modules employed, the required level of services and the anticipated level of site activity. These fees are recognized as revenue in the month that the service is provided.

        Our Professional Services Group, which we formed in the fourth quarter of 2000, offers our customers a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings for which we may charge either a one-time or a monthly professional services fee, generally based on time and materials used, depending on the nature of the service. These fees are generally recorded as deferred revenue and recognized as revenue, ratably, over the contract period if the service provided is related to an ongoing service relationship, and are recognized as revenue in the period in which the service is provided if unrelated to an ongoing service relationship.

        Merchant customers, including MarketSelect customers, pay transaction fees at varying percentages based on the gross proceeds from the sale of their listed products and services, whether sold on their sites, on eBay or on other FairMarket Network sites. For community customers, transaction fees consist of our share of success fees charged to sellers upon a completed sale, listing fees, and enhanced listing fees, which are fees charged for the prominent display of a particular seller or listing (such as under a list of "Featured Merchants" or "Featured Listings"). Community customers pay transaction fees calculated in one of two ways. Generally, under contracts entered into before 2000, these fees are calculated based on a percentage of the gross proceeds from the sale of the items that are listed through the community site and sold either on the community site or on other FairMarket Network sites. The fee percentages vary by customer depending on the anticipated level of activity on the customer's site and the level of the fixed monthly fees. These communities receive a percentage of the gross proceeds from the sale of items that are listed directly on other sites in the FairMarket Network and sold through the community site. Contracts entered into starting in early 2000 generally provide for payment by the community customer of transaction fees with respect to the sale of listings that are placed on the community site that are calculated as a percentage of the percentage transaction fee that the community charges to its end-users when the listing sells; similarly, for listings that are listed directly through other sites in the FairMarket Network and sold through the community site, the community site receives a percentage of the percentage transaction fee that the listing site charges to the listing site's end-user when the listing sells. We record revenue net of amounts shared with our customers, which we recognize as revenue at the end of the listing period.

        Beginning in the second half of 2001, we began to experience a shift in the nature of our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers' sites, to transaction-based fees. We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based.

        Of our total revenue for 2001, compared to total revenue for 2000 (excluding one-time business development fees in 2000), revenues related to application fees represented approximately 78.3% of total revenue in 2001 compared to 88.0% in 2000, revenues related to transaction fees represented approximately 10.1% of total revenue in 2001 compared to 7.4% in 2000 and professional services fee revenue represented approximately 11.6% of total revenue in 2001 compared to 4.6% in 2000.

        At no point during the sale process do we take possession of either the products being sold or the buyers' payment for the item. Because merchants and individual sellers, rather than FairMarket, sell the items listed, we have no cost of goods sold, procurement, or carrying or shipping costs and no inventory risk related to the items sold.

  Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Report, we believe the following accounting policies to be critical:

        Revenue Recognition.    In accordance with SEC Staff Accounting Bulletin No. 101, we do not record revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; our price to our customer is fixed and determinable; and collectibility is reasonably assured. We derive revenue from application fees, transaction fees and professional services fees. Application fees consist of implementation fees and fixed monthly hosting, support and operating fees. We record implementation fees as deferred revenue and recognize these fees as revenue, ratably, over the contract period. We recognize fixed monthly hosting fees as revenue in the month that the service is provided. We recognize transaction fees as revenue, net of amounts paid to our customers, at the completion of the listing period. We record certain professional services fees related to ongoing service relationships as deferred revenue and recognize these fees as revenue ratably over the contract period. Professional services fees which represent a separate earnings process and are unrelated to ongoing services are recognized as revenue in the period the service is provided.

        Allowance for doubtful accounts.    When estimating our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends and other factors. If collection of accounts receivable is not reasonably assured, we defer revenue recognition.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that the adoption of this standard will have a material impact on our financial statements and related disclosures.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us in fiscal year 2002. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS No. 142 will be effective from the date of acquisition. SFAS No. 141 does not currently have any effect on our reported financial results and we do not expect the adoption of SFAS No. 142 to have a material impact on our financial statements and related disclosures.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. We will be required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001. We will adopt SFAS No. 144 during the first quarter of 2002 and do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements and related disclosures.

Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

        For the years ended December 31, 2001, 2000 and 1999, our net loss was $40.2 million, $51.3 million and $16.5 million, respectively. The improvement in net loss of $11.1 million from 2000 to 2001 was primarily due to a decrease in total operating expenses of $15.5 million over such periods, partially offset by a decrease in revenue of $2.9 million and a decrease in interest income of $1.4 million. The increase in net loss of $34.8 million from 1999 to 2000 was primarily due to an increase in total operating expenses of $48.5 million over such periods, partially offset by an increase in revenue of $9.8 million and an increase in interest income of $4.0 million.

  Revenue

        Total revenue decreased to $9.0 million in 2001 from $11.9 million in 2000. The decrease in revenue of $2.9 million is primarily due to the decrease in the number of our customers described below. Also contributing to the decrease was the effect of the revenue shift we began to experience in the second half of 2001 from fixed monthly fees for hosting and maintaining customers' sites to transaction-based fees, and the percentage increase in the portion of our customers that use our MarketSelect service, the fees for which are primarily transaction-based. In addition, revenue for the second half of 2000 included $946,000 in one-time business development revenues. The decrease in fixed monthly service revenue was partially offset by professional services revenue generated by our Professional Services Group, which we formed in the fourth quarter of 2000. Professional services revenue represented 11.6% of total revenue in 2001 compared to 4.6% of total revenue in 2000.

        Total revenue increased to $11.9 million in 2000 from $2.1 million in 1999. The increase in revenue of $9.8 million from 1999 to 2000 was primarily due to an increase in fixed monthly service revenue generated from new customers added during the latter half of 1999 and throughout 2000. In addition, in the second half of 2000 we recognized $946,000 of one-time business development revenues.

        International revenue was $1.8 million, or 19.9% of total revenue, in 2001 compared to $1.1 million, or 9.5% of total revenue, in 2000. During the first quarter of 2002, we completed the closing our office in Australia, and in the third quarter of 2001 we completed the closing of our office in Germany. We continue to service our existing Australian customers out of our U.S. operations and continue to assess our international strategy. There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. We price, invoice and collect fees for our international services primarily in the local currency. To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

        The one-time set-up fees we charge for the implementation of customer sites and our MarketSelect service and implementation-related professional services are deferred and recorded as revenue over the term of the related contracts. At December 31, 2001, 2000 and 1999, there was $207,000, $549,000 and $572,000 of deferred revenue, respectively, relating to set-up fees. In 2000 and 1999, we deferred recognition of transaction fee revenue under our original auction services agreement with Microsoft and in 1999 we deferred recognition of transaction fee revenue under our original auction services agreement with Excite, Inc. (now known as At Home Corporation). Total deferred revenue under these contracts was $11,000 at December 31, 2000 and $23,000 at December 31, 1999.

        During 2001, approximately 56 customer contracts were terminated, either by us or by the customer, primarily as a result of economic conditions as a result of which many of our customers suffered significant adverse financial consequences that led in some cases to the customer ceasing operations and in other cases to the customer refocusing on other areas of their business. During 2000, approximately 75 customer contracts were terminated, partially as a result of a general price increase that we effected in early 2000 and partially as a result of a shift in our sales focus away from outsourced e-commerce for portals and traffic building applications for dot-coms to providing demand chain sell-side solutions, such as enabling the web-based sale of retail and discount clearance items and business-to-business surplus and hosting interactive marketing promotions for larger retailers and manufacturers with higher brand awareness and greater financial resources. We ended 2001 with 55 customers, a net decrease of 13 customers from 68 customers at December 31, 2000.

        Average annual revenue per customer, excluding one-time business development revenues in 2000, increased to $152,500 for 2001 from $119,500 for 2000 and $43,200 for 1999. Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

        In February 2002, we entered into a three-year agreement with eBay under which we have agreed to provide the private-label promotional technology platform behind the Burger King Corporation online loyalty program that Burger King announced with eBay in November 2001. This agreement provides for the payment to us of implementation and quarterly fees that we expect could represent in excess of 10% of our quarterly revenue beginning with the second quarter of 2002. The agreement is subject to a one-year extension and to early termination in certain events, including any termination of the related agreement between eBay and Burger King.

  Cost of Revenue

        Cost of revenue was $4.9 million in 2001 and 2000. As a percentage of revenue, cost of revenue increased to 54.4% in 2001 from 41.4% in 2000. Cost of revenue consists of costs for direct customer support and support to end-users of our customers' sites, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue reflected a reduction in salaries and related expenses in 2001 compared to 2000 resulting from the headcount reductions in the second and third quarters of 2001, partially offset by the effect for the full year of costs related to the expansion of our U.S. data center and the opening of international data centers in the U.K. and Australia during 2000, including depreciation of network equipment and fees paid for bandwidth and third-party network providers. During the second quarter of 2001, we relocated our Australia data center back to the U.S.

        Cost of revenue increased to $4.9 million in 2000 from $1.1 million in 1999. As a percentage of revenue, cost of revenue decreased to 41.4% in 2000 from 49.6% in 1999. The $3.8 million increase from 1999 to 2000 resulted primarily from the continued development and expansion of our customer support and end-user customer service organizations and costs related to our U.S. data center and the international data centers that we opened in U.K. and Australia during 2000, which costs include depreciation of network equipment and fees paid for bandwidth and third-party network providers.

        Gross profit decreased to 45.6% for 2001 from 58.6% for 2000. This decrease was primarily attributable to the decrease in revenue discussed above. The gross profit reported above is not necessarily indicative of gross profit for future periods. Actual gross profit may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs. Our cost of revenue components are highly fixed in nature and will continue to be fixed in the short term, as a result of which gross profit is largely based on unpredictable revenue trends.

  Sales and Marketing

        Sales and marketing expenses decreased to $8.0 million in 2001 from $23.3 million in 2000. The decrease of $15.3 million in 2001 is primarily due to a reduction in amortization of advertising expenses of $10.3 million related to advertising services purchased from Excite (now known as At Home Corporation) during 2000 under our original auction services agreement with Excite, which was terminated in December 2000. This decrease in amortization was partially offset by amortization expense of $3.5 million during 2001 related to an email marketing database which we licensed from At Home in December 2000 for cash in connection with the termination of the original Excite agreement and amortized over its useful life in 2001. Also contributing to the decrease in sales and marketing expenses was a reduction in marketing expenses of approximately $5.1 million in 2001 compared to 2000, primarily relating to the discontinuation of certain marketing programs during the fourth quarter of 2000, a reduction in salaries and related expenses of $2.9 million resulting from lower headcount and a $395,000 decrease in fees paid to outside contract service providers.

        Sales and marketing expenses increased to $23.3 million in 2000 from $8.1 million in 1999. The $15.2 million increase in sales and marketing expenses in 2000 was primarily due to an increase in salaries and related expenses resulting from an increase in the average number of sales and marketing employees over that period, an increase in fees paid to outside contract service providers and expanded marketing programs. Sales and marketing expenses for 2000 included $10.3 million for advertising services purchased from Excite under the terms of our original auction services agreement with Excite. In connection with the restructuring of our relationship with Excite/At Home in December 2000, we purchased an incremental $500,000 for advertising services from At Home as part of the termination of the original Excite agreement.

        We believe that sales and marketing expenses will decrease in 2002 compared to 2001 primarily as a result of the full-year effect of the headcount reductions in 2001 and the charge of $3.5 million in 2001 for the amortization of the email marketing database which will not recur in 2002.

  Development and Engineering

        Development and engineering expenses decreased to $4.9 million in 2001 from $8.8 million in 2000. The $3.9 million decrease in 2001 was primarily due to a $2.9 million reduction in salaries and related expenses resulting from lower headcount, a $320,000 decrease in computer related expenses and a $448,000 decrease in fees paid to outside contract service providers. Development and engineering expenses increased to $8.8 million in 2000 from $2.0 million in 1999. The $6.8 million increase in 2000 was primarily due to an increase in salaries and related expenses resulting from an increase in the number of development and engineering employees in 2000 compared to 1999. We believe that development and engineering expenses will decrease in 2002 compared to 2001, primarily as a result of the full-year effect of the headcount reductions in 2001.

        Our policy is to capitalize development and engineering costs associated with the design and implementation of our systems for internal use, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $0, $310,000 and $468,000 in 2001, 2000 and 1999, respectively. These costs are being amortized over 36 months, which is the expected useful life of the software.

  General and Administrative

        General and administrative expenses decreased to $10.7 million in 2001 from $13.0 million in 2000. The $2.3 million decrease in 2001 is primarily due to decreases of $1.3 million in salaries and related expenses (resulting primarily from the headcount reductions effected in 2001), $881,000 in recruiting costs, $549,000 in bad debt expense and $423,000 in legal expense partially offset by increases of $408,000 in insurance costs and $662,000 in depreciation expense. General and administrative expenses increased to $13.0 million in 2000 from $2.7 million in 1999. The $10.3 million increase from 1999 to 2000 was primarily due to salaries and related expenses resulting from an increase in the average number of employees in our finance and accounting, human resources and legal departments, an increase in fees paid to outside contract service providers, depreciation on property and equipment, adjustments for uncollectible accounts and increased facility costs related to the expansion of our corporate headquarters in the first quarter of 2000. We believe that general and administrative expenses will decrease during 2002 compared to 2001 primarily as a result of the full-year effect of the headcount reductions and other cost containment measures taken in 2001.

  Equity-related Charges

        Equity-related charges consist of the amortization of (1) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (2) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value.

        At December 31, 2001, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $1.2 million, net of $1.7 million and $4.5 million relating to stock options canceled in 2001 and 2000, respectively, and net of amortization of $1.5 million in 2001, $2.8 million in 2000 and $1.6 million in 1999. Deferred stock compensation is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. We expect to incur equity-related compensation expense of at least $716,000 in 2002 and $451,000 in 2003.

        At December 31, 2001, equity-related charges totaled $9.4 million, net of $18.0 million that we reversed through equity as a result of the relinquishment by Microsoft of certain warrants in connection with the June 2001 amendment to our Microsoft auction services agreement discussed below, and net of amortization of $20.1 million in 2001, $14.5 million in 2000 and $3.7 million in 1999. Equity-related charges are being amortized ratably over the terms of the related agreements of approximately three years after giving effect to the amendment of the Microsoft agreement and termination of the original Excite agreement discussed below. We expect to incur a charge for the remaining unamortized balance of equity-related charges of $9.4 million in 2002.

  Restructuring Charges

        In October 2000, as part of our plan to implement cost-cutting measures, we eliminated 35 positions at our Massachusetts facility, representing approximately 15% of our total employee base. We paid substantially all expenses related to this workforce reduction (including severance expenses) by the end of the fourth quarter of 2000 and recognized a charge of approximately $349,000 in the fourth quarter of 2000 for the costs related to the workforce reduction. At December 31, 2000, we had 177 employees worldwide.

        In May 2001, as part of our plan to continue to implement cost-cutting measures, we eliminated 40 additional positions at our Massachusetts facility, representing approximately 25% of our total employee base. We also announced our intention to close our office in Australia, which closing was completed in the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. We also completed the closing of our office in Germany in third quarter of 2001. We recognized a charge of approximately $1.7 million in the second quarter of 2001 for the costs related to this workforce reduction, severance payments to certain other employees and estimated costs associated with other restructuring initiatives, including closing our offices in Australia and Germany. Approximately $200,000 of the charge relates to non-cash costs associated with the restructuring initiatives.

        In August 2001, we eliminated 38 additional positions at our Massachusetts facility, representing approximately 35% of our total employee base. We recognized a charge of approximately $540,000 in the third quarter of 2001 for the costs related to the workforce reduction. Approximately $38,000 of the charge relates to non-cash costs associated with the workforce reduction.

        In the fourth quarter of 2001, we reversed approximately $225,000 of the charges recognized in the second and third quarters of 2001 associated with the workforce reductions and other restructuring initiatives. The reversal of the charges was primarily due to lower-than-expected legal and consulting costs associated with the workforce reductions and other restructuring initiatives and a $97,000 reduction in the charge associated with non-cash assets. At December 31, 2001, substantially all of the charges had been paid.

  Interest Income, Net

        Interest income decreased to $3.1 million in 2001 from $4.5 million in 2000. The $1.4 million decrease in 2001 is primarily due to a lower average cash, cash equivalents and marketable securities balance during 2001 compared to 2000. The decrease in our average cash, cash equivalents and marketable securities balance during 2001 compared to 2000 is primarily due to cash used in operating activities.

        Interest income was $4.5 million in 2000 compared to $521,000 in 1999. The $4.0 million increase from 1999 to 2000 was primarily the result of interest earned on cash, cash equivalents and investments, particularly interest earned on the $89.1 million in net proceeds from our initial public offering in March 2000, combined with interest earned on the $14.0 million in net proceeds from private sales of shares of our convertible preferred stock in August and September 1999.

  Microsoft and Excite Contracts

        In June 2001, we amended the auction services agreement that we entered into with Microsoft in July 1999, which originally provided that, if Microsoft drove more than a specified number of Internet users to the FairMarket Network through its Internet portal site, we would guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Under this provision, if Microsoft met its minimum annual traffic guarantee but such increase in traffic did not produce sufficient revenue to meet the minimum guaranteed revenue, we would have had a financial obligation to Microsoft equal to the difference between the minimum guaranteed payment and its portion of fees actually collected. The minimum guaranteed revenue was $5.0 million for the first contract year. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. Also under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of our common stock, which were issued in connection with the original July 1999 agreement with Microsoft. In exchange for the above, we waived our status as "pre-eminent auction services provider" to Microsoft's online properties. However, we continue to provide our online auction services to Microsoft sites. We valued the warrants at $28.5 million at the time of issuance and recorded a deferred charge to be amortized over the term of the Microsoft contract. As of June 2001, the unamortized value of the warrants on our balance sheet was approximately $18 million, which we reversed through equity during the third quarter of 2001 as a result of the relinquishment of the warrants. From the time we issued the warrants until Microsoft relinquished the warrants in June 2001, Microsoft beneficially owned in excess of 5% of our common stock. For the years ended December 31, 2001, 2000 and 1999, we recognized revenue of $738,000, $786,000 and $300,000, respectively, from Microsoft for monthly service fees and a share of the transaction fees charged on the Microsoft sites.

        In December 2000, we restructured our relationship with Excite, now known as At Home Corporation, by terminating our original auction services agreement with Excite and entering into a new Outlet Center agreement with At Home. Under the termination agreement, FairMarket purchased an incremental $500,000 in banner advertising from At Home during the fourth quarter of 2000, which is reflected as an expense in that quarter, and also licensed a permission-based email marketing database from an affiliate of At Home for $3.5 million, which was paid during the fourth quarter of 2000 and was amortized over its useful life in 2001. As a result of the termination of the original Excite agreement, we were released from our obligation to purchase an additional $7.5 million of online banner and other advertising services under the remaining term of the original agreement, and we released any exclusive rights to provide auction services to consumers on the Excite network. Under the new Outlet Center agreement, which has an initial term of 18 months, we agreed to provide an Excite-branded version of our Outlet Center service.

        During the third quarter of 2001, At Home filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. In October 2001, At Home instructed us to shut down the Excite Outlet Center and notified us that it intends to seek rejection of the new auction services agreement in the Bankruptcy Court. If this contract is rejected, then the amortization of the stock issued to At Home will be accelerated during the period in which the contract is rejected. At December 31, 2001, the unamortized value on our balance sheet of the stock issued to Excite was approximately $6.6 million.

        Our original agreement with Excite also contained a minimum guaranteed revenue provision similar to the provision in the Microsoft agreement described above, except that the agreement with Excite provided for minimum guaranteed revenue of $0.8 million for the first contract year. Excite did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required.

Liquidity and Capital Resources

        Prior to our initial public offering in March 2000, we financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million as of December 31, 1999. In March 2000, we sold 5,750,000 shares of common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. At December 31, 2001, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $63.9 million.

        Cash used in operating activities was $13.1 million for 2001, $24.4 million for 2000 and $5.9 million for 1999. Net cash flows from operating activities in 2001 reflect a net loss of $40.2 million reduced by depreciation expense of $3.7 million, non-cash charges for advertising of $3.5 million and amortization of deferred compensation and equity-related charges of $21.6 million. To a lesser extent, net cash flows from operating activities for 2001 reflect a decrease in accounts receivable, prepaid expenses, accounts payable, accrued expenses, deferred revenue and other non-current liabilities, partially offset by an increase in other current assets, excluding non-cash advertising expenses. Net cash flows from operating activities in 2000 reflected a net loss of $51.3 million reduced by non-cash charges for advertising of $10.3 million and amortization of deferred compensation and equity-related charges of $17.3 million. Net cash flows from operating activities in 1999 reflected a net loss of $16.5 million reduced by non-cash charges for advertising of $2.2 million and amortization of deferred compensation and equity-related charges of $5.3 million. To a lesser extent, net cash flows from operating activities for 2000 and 1999 also reflected an increase in accounts receivable, prepaid expenses and other current assets and a decrease in accounts payable, offset in part by increases in deferred revenue and accrued expenses. Included in the increase in prepaid expenses and other current assets for 2000 is $3.5 million paid during the fourth quarter of 2000 to license a permission-based email marketing database from an affiliate of At Home. This amount was amortized over the useful life of the asset in 2001.

        Cash used in investing activities was $27.6 million in 2001, $19.9 million in 2000 and $8.1 million in 1999. Net cash used in investing activities for 2001, 2000 and 1999 includes $28.0 million, $12.9 million and $2.0 million, respectively, for the purchase of marketable securities, net, and $905,000, $7.0 million and $4.3 million, respectively, for the purchase of property and equipment, net of capital lease obligations of $145,000 and $345,000 at December 31, 2001 and 2000, respectively. During 2000 and 1999, we purchased computers and servers at a total cost of $4.6 million and $3.5 million, respectively, to support the expansion of the FairMarket Network both domestically and internationally (including the opening of data centers in England and Australia) and to provide computers and equipment for new employees. Cash used for 2000 and 1999 also reflected purchases of furniture, fixtures and leasehold improvements at a total cost of $2.3 million and $850,000 for 2000 and 1999, respectively, primarily in connection with the buildout and relocation of our corporate headquarters during the first quarter of 2000. We do not expect that our capital expenditures for 2002 will be material.

        Cash used in financing activities was $63,000 in 2001. Cash provided by financing activities was $94.5 million in 2000 and $24.5 million in 1999. Cash provided by financing activities in 2000 includes proceeds of $89.1 million from our initial public offering, net of expenses of $8.6 million. In addition, in connection with our initial public offering, Excite paid us $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock for cash consideration of $17.5 million in the third quarter of 1999, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite under our original auction services agreement with Excite. The cash consideration withheld was recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheet as of December 31, 1999. The subscription receivable was reduced by Excite's payment of $5.0 million in connection with our initial public offering and by advertising we purchased from Excite totaling $10.0 million in 2000 and $2.5 million in 1999. Cash provided by financing activities in 1999 consisted of the proceeds from private sales of shares of our convertible preferred stock.

        We expect our operating expenses to decrease in 2002 compared to 2001, primarily as a result of the cost cutting measures we implemented in 2001, and expect to fund these operating expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for both the short-term and long-term. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations and Commercial Commitments

        The following table presents our contractual obligations and commercial commitments as of December 31, 2001 and over the periods indicated below (in thousands):

	Payments due by period
Contractual Obligations	Amount	Less than one year	1–3 years
Operating and capital leases	$6,915	$2,479	$4,436

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

  •
  if we fail to attract and retain quality customers we may be unable to generate sufficient revenue to support our business;

  •
  if we fail to attract and retain qualified sales, engineering and other personnel we may be unable to maintain and expand our business;

  •
  if we fail to maintain and upgrade our service offerings and technology to keep pace with the rapidly growing Internet market we serve we may be unable to compete effectively; and

  •
  if we fail to raise additional capital if and when we need it we may be unable to develop or sustain our business.

  We expect to continue to incur substantial operating losses in the near future.

        For the year ended December 31, 2001, we incurred a net loss of approximately $40.2 million, which represented approximately 444.6% of our revenue for the same period. As of December 31, 2001, we had an accumulated deficit of approximately $109.9 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve operating cash flow breakeven by the end of 2002, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings. Any such investment will depend on the availability of funds.

  We expect to continue to have negative operating cash flow in the near future which may require us to seek additional financing, which could be difficult to obtain.

        We expect to continue to experience negative operating cash flows for the foreseeable future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings. We expect that we will fund these expenditures primarily from available cash.

        We believe that, with the proceeds of our March 2000 initial public offering, we have sufficient capital to meet our anticipated cash needs for working capital and operating resource expenditure requirements for at least the next 12 months. While it is our goal to achieve operating cash flow breakeven by the end of 2002, we cannot assure you that we will meet that goal or achieve profitable operations. Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements. We may not be able to find additional financing, if required, on favorable terms or at all.

  We may not be able to continue to attract new customers or retain existing customers.

        The success of our business model depends in large part on our ability to increase our number of customers and to retain existing customers. The market for our services may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. In addition, the sales cycle for larger retailers and manufacturers, where we currently focus our sales efforts, is generally longer than for the smaller companies and e-commerce companies that made up a larger part of our customer base in prior years. We also believe that uncertain economic conditions during 2001 and 2002 have resulted in a longer decision-making and implementation process with customers and during 2001 led in many cases to customer contract terminations as a result of the customer ceasing operations or focusing on other areas of their business. If we cannot continue to attract new customers on a timely basis or at all, or if we cannot maintain our existing customer base, our business and revenues would be adversely affected.

  Because our industry is highly competitive and has low barriers to entry, we may not be able to effectively compete.

        The U.S. market for e-commerce services is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition to competition from internally-developed solutions by individual organizations, our primary direct competitors are the following providers of hosted auction services: ADB Systems International (formerly bid.com) and Siebel Systems/OpenSite. We also face competition for customers from third party providers in the following areas:

  •
  software providers and application service providers such as: Ariba, Auction Broker, Commerce One, Moai Technologies and Siebel Systems/OpenSite;

  •
  destination auction and auction aggregation sites such as: Amazon.com, Andale, AuctionWorks, ChannelAdvisor, eBay, and Yahoo! Auctions; and

  •
  e-commerce vendors such as ATG, Broadvision, IBM and divine/OpenMarket who either have or may extend their offerings to incorporate capabilities similar to those offered by our services.

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

        Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software applications and integrated purchasing solutions, larger technical staffs, larger customer bases, more and longer-standing distribution channels, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to ours or that achieve greater customer acceptance. We cannot assure you that the e-commerce solutions offered by our competitors now or in the future will not be perceived as superior to ours by either businesses or consumers.

  Our customers may not successfully increase transactions on their dynamic pricing sites.

        Beginning in the second half of 2001, we began to experience a shift in the nature of our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers' sites, to transaction-based fees. We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based. To the extent this revenue shift continues, our success will increasingly depend on increases in the amount of user traffic and the number of transactions on our customers'

FairMarket-hosted sites or on eBay through our MarketSelect service. For this to occur, our existing customers must drive sufficient numbers of users to their FairMarket-hosted sites, they must devote sufficient resources to making their sites attractive to buyers and sellers and there must be demand for the products being offered on those sites and on eBay through our MarketSelect service. We cannot assure you that our customers will be successful in accomplishing any of these objectives and their failure to do so could impede our growth and adversely affect our business and revenues.

  Our recent and previous workforce reductions may impact our ability to attract or retain key personnel.

        Our future success will depend, in part, on attracting and retaining qualified personnel. In August 2001, we implemented a workforce reduction in which we eliminated 38 positions. Previously, in May 2001 and October 2000, we eliminated 40 and 35 positions, respectively. We also experienced a number of management changes in the first half of 2001. We experienced some attrition in personnel prior to and following each of these workforce reductions and believe that we may experience additional attrition in the future.

        We cannot assure you that we will be successful in hiring or retaining qualified personnel. Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand our operations.

  We may not be successful in international markets.

        A component of our strategy has been to attract customers outside the U.S. For the years ended December 31, 2001 and 2000, revenue under contracts with customers outside the U.S. represented 19.9% and 9.5% of our total revenue, respectively. We believe that significant opportunities exist in international markets, and it is our intention to continue to compete in certain of these markets. During 2000, we opened offices in England, Australia and Germany. In May 2001, we announced our intention to close our office in Australia, which we completed during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. During the third quarter of 2001, we completed the closing of our office in Germany. We continue to evaluate our international strategy. Expansion in our existing international markets and into new international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new international markets or that we will be successful in international markets.

        In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand or maintain our international presence, there are risks inherent in doing business internationally, including, among others:

  •
  different legal and regulatory requirements;

  •
  difficulties in staffing and managing foreign operations;

  •
  longer payment cycles;

  •
  different accounting practices;

  •
  fluctuating currency exchange rates;

  •
  problems in collecting accounts receivable;

  •
  legal uncertainty regarding liability, ownership and protection of intellectual property;

  •
  tariffs and other trade barriers;

  •
  seasonal reductions in business activity;

  •
  potentially adverse tax consequences; and

  •
  political instability.

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

        We have applied for patents on aspects of our technology and processes and those applications are pending with the U.S. Patent and Trademark Office. We cannot assure you that any patents will be issued. Even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us. "FairMarket" is a registered service mark in the U.S. We have applied for trademark registrations for some of our other brand names, and our marketing materials are copyrighted, but these protections may not be adequate. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we provide services. We may, at times, have to incur significant legal costs and spend time defending our copyrights and, if issued, our service marks and patents. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

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

        We believe that our technology does not infringe the proprietary rights of others. However, the e-commerce industry is characterized by the existence of a large number of patents and frequent claims and litigation based on allegations of patent infringement and violation of other intellectual property rights. As the e-commerce market and the functionality of products in the industry continues to grow and overlap, we believe that the possibility of intellectual property claims against us will increase. For example, we may inadvertently infringe a patent of which we are unaware, or there may be patent applications now pending of which we are unaware which we may be infringing when they are issued in the future, or our service or systems may incorporate third party technologies that infringe the intellectual property rights of others. We have been and expect to continue to be subject to alleged infringement claims. The defense of any claims of infringement made against us by third parties, whether or not meritorious, could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

  Our business may be adversely affected if we are unable to continue to license software that is necessary for our service offering.

        Through distributors, we license a variety of commercially-available Microsoft technologies, including our database software and Internet server software, which is used in our services and systems to perform key functions. We also license other third party technology to perform certain functions of our service, such as our search functionality, which utilizes technology from Verity, Inc., and technology that we license from TIBCO Software Inc., which we use in certain of our integration solutions. As a result, we are to a certain extent dependent upon those third parties continuing to maintain their technologies. We cannot assure you that we would be able to replace the functionality provided by these third party technologies on commercially reasonable terms or at all. The absence of or any significant delay in the replacement of certain functionalities could have a material adverse effect on our business, financial condition and results of operations.

  Our systems infrastructure may not keep pace with the demands of our customers.

        Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of our services and our ability to attract and retain customers. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our service, or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. We currently maintain separate systems in the U.S. for our U.S. and Australia services and a separate system in England for our U.K. services. Any failure to expand or upgrade our systems could have a material adverse effect on our results of operations and financial condition by reducing or interrupting revenue flow and by limiting our ability to attract new customers. Any such failure could also have a material adverse effect on the business of our customers, which could damage our reputation and expose us to a risk of loss or litigation and potential liability. The majority of the server capacity of our systems for each of the countries named above is currently not utilized.

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

  The functioning of our systems or the hosting facilities of third parties on which we rely could be disrupted by factors outside our control.

        Our success depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating our U.S. and Australia services is currently located at the facilities of NaviSite, Inc. in Andover, Massachusetts, and substantially all of our computer hardware for operating our U.K. service is currently located at a third party hosting center in England. The computer hardware for our end-user customer service system is also hosted by a third party. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not currently have a backup system in place for any given system; however, any one of our systems could temporarily be utilized as a backup system if a disaster should occur on any of our other systems. Despite any precautions we take or plan to take, the occurrence of a natural disaster or other unanticipated problems at any third party hosting facility could result in interruptions in our services. In addition, if any third party hosting service fails to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruption, interruptions in our service could result. Any damage to or failure of our systems could result in reductions in, or terminations of, our service, which could have a material adverse effect on our business, results of operations and financial condition.

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

        Numerous U.S. jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers, which were enacted for consumer protection many years ago. We believe that the U.S. laws and regulations do not apply to our online auction services. However, little precedent exists in this area, and one or more jurisdictions in the U.S. or in other countries in which we do business are attempting or may attempt to impose these laws and regulations to online auction providers and may attempt to impose these laws and regulations on our operations or the operations of our customers in the future. Certain states are currently considering whether to apply their auctioneer regulations to online auctions and at least one state has passed legislation that applies to the conduct of all auctions, including auctions conducted over the Internet. If any such statute or regulation is interpreted to apply to us or to our customers, we and/or those of our customers to whom the statute applies could be required to obtain a license. This could adversely affect our ability to attract and retain customers, could adversely affect our results of operations by decreasing activity on our customers' auction sites and could subject us or our customers to fines if we or our customers are unable to obtain the required licenses. In addition, as the nature of the products listed by our customers or their end-users changes, we may become subject to new regulatory restrictions. If we do become subject to these laws and regulations in the future, it could adversely affect our ability to attract and retain customers and could adversely affect our results of operations by decreasing activity on our customers' FairMarket-hosted sites.

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

        The holders of a substantial portion of our common stock (including at least approximately 8.2 million shares held by former holders of our Series C and D convertible preferred stock or their transferees) have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

        E-commerce may not prove to be a viable medium for purchasing for the following reasons, any of which could seriously harm our business:

  •
  the necessary infrastructure for Internet communications may not develop adequately;
  •
  our potential customers, buyers and suppliers may have security and confidentiality/privacy concerns;
  •
  complementary products, such as high-speed modems and high-speed communication lines, may not be developed;
  •
  alternative purchasing solutions may be implemented;
  •
  buyers may dislike the reduction in the human contact inherent in traditional purchasing methods;
  •
  use of the Internet and other online services may not continue to increase or may increase more slowly than expected;
  •
  the development or adoption of new technology standards and protocols may be delayed or may not occur; and
  •
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

        Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' dynamic pricing sites. We have adopted and are further refining our policies and practices to qualify for one or more of these safe harbors, but we cannot assure you that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain. Similarly, the recently enacted Online Services Act in Australia and the Internet Watch Foundation in the U.K. (a body funded by Internet service providers, the U.K. government and U.K. law enforcement agencies) provide or operate notice and take-down procedures with respect to certain types of content, but the extent, if any, to which those procedures provide a safe harbor is uncertain. In addition, the European Union recently adopted a Directive on electronic commerce, which has not yet been implemented in the U.K.

        In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The recently adopted European Union Directive on the Protection of Personal Data may affect our operations in the U.K. if we or our customers do not afford adequate privacy to end-users of our customers' sites. The Australian Amendment (Privacy Sector) Act 2000 became effective in December 2001, with an additional 12 months extended to small businesses, and may have a similar effect. We do not sell personal user information from our customers' sites. Generally, as between FairMarket and our customers, the personal user information belongs to the customer, not FairMarket, and each site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding our services, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, we cannot assure you that our customers' sites will be considered compliant.

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

        Title V of the Telecommunications Act of 1996, known as the Communications Decency Act of 1996, prohibited the knowing transmission of any comment, request, suggestion, proposal, image or other communication that is obscene or pornographic to any recipient under the age of 18. Substantial portions of the Communications Decency Act of 1996 regarding such communications have been held to be unconstitutional. Subsequent similar legislation, know as the Child Online Protection Act, designed to comport with the constitutional concerns articulated by the Supreme Court, has been enacted; however, the constitutionality of that legislation is currently being litigated as well. As such, the prohibition's scope and the liability associated with a violation are currently unsettled. In addition, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in online commerce to liability, which could limit the growth of online commerce generally. Legislation like the Communications Decency Act could reduce the growth in Internet usage and decrease its acceptance as a communications and commerce medium.

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

        In the U.S., we do not collect sales or other similar taxes on goods sold by customers and users through customers' FairMarket-powered sites or service taxes on fees paid by end-users of those sites. The Internet Tax Freedom Act of 1998, which was extended through November 28, 2003 by the Internet Tax Non-Discrimination Act, prohibits the imposition of taxes on internet access services and new taxes on electronic commerce by U.S. federal and state taxing authorities. If the moratorium is not extended past the November 28, 2003 deadline, states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals previously have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Many non-U.S. countries impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. We do not collect sales or other similar taxes on goods sold by customers and/or users of our customers' sites in Australia or the U.K., it being the responsibility of our customers to do so if required. Our systems in each of those countries do enable value-added or goods and services taxes to be charged and collected with respect to site usage fees, the determination of which is also the responsibility of our customers. A successful assertion by one or more states or any foreign country that we (rather than our customers) should collect sales or other taxes on the exchange of merchandise or site usage fees or other Internet-based taxes (or any failure of our customers to collect any such taxes if required to do so) could impair our revenue and our ability to acquire and retain customers.

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

        The stock market, and in particular the market for Internet-related stocks, has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including:

  •
  failure to meet our development plans;
  •
  the demand for our common stock;
  •
  downward revisions in securities analysts' estimates or changes in general market conditions;
  •
  technological innovations by competitors or in competing technologies; and
  •
  investor perception of our industry or our prospects.

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

Foreign Currency Risk

        International sales are made from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the years ended December 31, 2001 and 2000 was not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FairMarket, Inc.

Consolidated Financial Statements

Table of Contents

Report of Independent Accountants

To the Board of Directors and Stockholders of FairMarket, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of FairMarket, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 8, 2002

FAIRMARKET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$20,329	$61,126
Marketable securities	19,977	14,978
Restricted cash	481	1,800
Accounts receivable, net of allowance of $563 and $540 at December 31, 2001 and 2000, respectively	639	2,014
Prepaid expenses	520	1,051
Other assets	720	3,617

Total current assets	42,666	84,586
Long-term marketable securities	23,066	—
Property and equipment, net	5,718	8,863

Total assets	$71,450	$93,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$383	$1,167
Deferred revenue	238	1,006
Accrued expenses	1,489	3,141
Current portion of long-term lease obligation	145	197

Total current liabilities	2,255	5,511
Long-term lease obligation	—	148
Other long-term liabilities	338	508

Total liabilities	2,593	6,167

Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 29,061,861 and 28,689,817 shares issued and outstanding at December 31, 2001 and 2000, respectively	29	29
Additional paid-in capital	189,370	209,038
Deferred compensation and equity-related charges	(10,580)	(51,991)
Accumulated other comprehensive loss, net	(13)	(28)
Accumulated deficit	(109,949)	(69,766)

Total stockholders' equity	68,857	87,282

Total liabilities and stockholders' equity	$71,450	$93,449

The accompanying notes are an integral part of the consolidated financial statements.

FAIRMARKET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2001	2000	1999
Revenue	$9,039	$11,866	$2,121

Operating expenses:
Cost of revenue, exclusive of $200, $224 and $83 in 2001, 2000 and 1999, respectively, reported below as equity-related charges	4,919	4,910	1,051
Sales and marketing, exclusive of $20,664, $15,355 and $4,734 in 2001, 2000 and 1999, respectively, reported below as equity-related charges	7,986	23,341	8,123
Development and engineering, exclusive of $400, $858 and $330 in 2001, 2000 and 1999, respectively, reported below as equity-related charges	4,926	8,784	1,959
General and administrative, exclusive of $352, $841 and $175 in 2001, 2000 and 1999, respectively, reported below as equity-related charges	10,744	12,999	2,691
Restructuring charges	1,965	349	—
Equity-related charges	21,616	17,278	5,322

Total operating expenses	52,156	67,661	19,146

Loss from operations	(43,117)	(55,795)	(17,025)
Interest income	3,083	4,545	521
Interest expense	(27)	—	(5)
Other expense	(122)	(17)	—

Net loss	$(40,183)	$(51,267)	$(16,509)

Basic and diluted net loss per common share	$(1.39)	$(2.15)	$(3.30)
Shares used to compute basic and diluted net loss per common share	28,870	23,811	5,010

The accompanying notes are an integral part of the consolidated financial statements.

FAIRMARKET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2001, 2000 and 1999

(In thousands)

	Convertible Preferred Stock		Common Stock
				Amount at Par	Additional Paid-in Capital at Par	Deferred Compensation and Equity-related Charges	Stock Subscription Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares							Comprehensive Loss
Balance at December 31, 1998	2,645	$2,581	4,764	$4	$62		—		$(1,990)		$657
Issuance of common stock			479	1	226						227
Issuance of Series C convertible preferred stock, net	6,168	10,527									10,527
Issuance of Series D convertible preferred stock, net	7,500	39,470				$(25,500)	$(17,500)				(3,530)
Deferred compensation related to employee stock options					10,137	(10,137)					—
Issuance of warrants					29,711	(29,711)					—
Equity-related charges						5,322					5,322
Non-cash advertising							2,188				2,188
Net loss									(16,509)		(16,509)

Balance at December 31, 1999	16,313	52,578	5,243	5	40,136	(60,026)	(15,312)		(18,499)		(1,118)
Conversion of convertible preferred stock	(16,313)	(52,578)	16,313	16	70,062						17,500
Comprehensive loss:
Net loss									(51,267)	$(51,267)	(51,267)
Foreign currency translation adjustment								$(47)		(47)	(47)
Unrealized gain on marketable securities								19		19	19

Comprehensive loss										$(51,295)

Issuance of common stock upon the Company's initial public offering, net of offering costs			5,750	7	89,142						89,149
Excite payment							5,000				5,000
Remeasurement of shares issued to Excite					10,500	(10,500)					—
Deferred compensation related to employee stock options					2,679	(2,679)					—
Cancellation of employee stock options					(4,436)	4,436					—
Equity-related charges						17,278					17,278
Non-cash advertising							10,312				10,312
Issuance of common stock upon exercise of employee stock options			525		179						179
Issuance of common stock under employee stock purchase plan			84		277						277
Issuance of common stock to employees			50		500	(500)					—
Exercise of Lycos warrants			725	1	(1)						—

Balance at December 31, 2000	—	—	28,690	$29	$209,038	$(51,991)	$—	$(28)	$(69,766)		$87,282
Comprehensive loss:
Net loss									(40,183)	$(40,183)	(40,183)
Foreign currency translation adjustment								$(39)		(39)	(39)
Unrealized gain on marketable securities								54		54	54

Comprehensive loss										$(40,168)

Cancellation of employee stock options					(1,761)	1,761					—
Return of warrants issued to Microsoft					(18,034)	18,034					—
Equity-related charges						21,616					21,616
Issuance of common stock upon exercise of employee stock options			329		91						91
Issuance of common stock under employee stock purchase plan			43		36						36

Balance at December 31, 2001	—	—	29,062	$29	$189,370	$(10,580)	$—	$(13)	$(109,949)		$68,857

The accompanying notes are an integral part of the consolidated financial statements.

FAIRMARKET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(40,183)	$(51,267)	$(16,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,742	2,684	422
Reserve for uncollectible accounts	23	348	192
Value of stock issued for services	—	—	204
Non-cash advertising expense	3,500	10,312	2,188
Amortization of deferred compensation and equity-related charges	21,616	17,278	5,322
Loss on disposal of property and equipment	240	17	—
Changes in operating assets and liabilities:
Accounts receivable	1,329	(1,484)	(1,070)
Prepaid expenses	515	(864)	(174)
Other current assets	(606)	(3,567)	(30)
Accounts payable	(760)	(264)	1,364
Accrued expenses	(1,634)	1,478	1,617
Deferred revenue	(753)	411	595
Other non-current liabilities	(169)	508	—

Net cash used in operating activities	(13,140)	(24,410)	(5,879)
Cash flows from investing activities:
Additions to property and equipment	(905)	(7,020)	(4,301)
Purchase of marketable securities	(74,754)	(29,426)	(2,019)
Proceeds from maturity of marketable securities	46,743	16,486	—
Decrease (increase) in restricted cash	1,320	—	(1,800)
Proceeds from sale of property and equipment	27	26	—

Net cash used in investing activities	(27,569)	(19,934)	(8,120)
Cash flows from financing activities:
Repayment of capital lease obligation	(190)	(148)	—
Proceeds from issuance of common stock, net of issuance costs	127	89,605	22
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	—	10,527
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	—	13,970
Collection of subscription receivable	—	5,000	—

Net cash provided by (used in) financing activities	(63)	94,457	24,519
Effect of foreign exchange rates on cash and equivalents	(25)	(47)	—

Net increase (decrease) in cash and equivalents	(40,797)	50,066	10,520
Cash and equivalents, beginning of period	61,126	11,060	540

Cash and equivalents, end of period	$20,329	$61,126	$11,060

Supplemental schedule of cash flow information:
Cash paid during the period for interest	$27	$2	$5
Non-cash investing activity:
Acquisition of assets under capital lease	—	$493	—
Non-cash financing activity:
Issuance of warrants to non-employees recorded as a deferred charge	—	—	$29,711
Issuance of Series D convertible preferred stock below fair value recorded as a deferred charge	—	—	$43,000
Conversion of preferred stock to common stock	—	$70,078	—

The accompanying notes are an integral part of the consolidated financial statements.

FAIRMARKET, INC.

Notes to Consolidated Financial Statements

1. The Company

        FairMarket, Inc. (the "Company" or "FairMarket") was formed as a Delaware corporation in February 1997 and is headquartered in Woburn, Massachusetts. FairMarket is an excess inventory solutions provider that helps companies automate the process of selling their excess inventory online to wholesale and consumer buyers. The Company offers a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. FairMarket's solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as consumers on their own sites. FairMarket's technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

        During 2000, the Company expanded its international operations by opening offices in England, Australia and Germany, and forming wholly-owned subsidiaries, FairMarket UK Ltd, The FairMarket Network Pty Ltd and FairMarket GmbH. For the years ended December 31, 2001 and 2000, revenue under contracts with customers outside of the U.S. was approximately 19.9% and 9.5% of total revenue, respectively. The Company closed its German office during the third quarter of 2001 and its Australian office during the first quarter of 2002.

        The Company has a single operating segment, providing outsourced, private-label dynamic pricing solutions. The Company has no organizational structure dictated by product lines, geography or customer type. To date, revenue has primarily been derived from services provided to domestic companies.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include the accounts of FairMarket and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform with current year presentation.

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

  Marketable Securities

        The Company has classified its marketable securities as "available for sale." Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity, until realized. Net realized gains and losses on securities transactions are determined on the specific identification basis and are included in interest income. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through loss on investments in the consolidated statement of operations. The market value of the Company's marketable securities is based on quoted market prices.

  Risks and Uncertainties

        The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to: market acceptance of the Company's online auction and other e-commerce services; growth of the market for dynamic e-commerce services; the competitive nature of the online markets in which the Company operates; economic conditions; the Company's ability to generate significant revenue to reach profitability; the Company's ability to attract and retain qualified personnel; the Company's ability to retain existing customers and to obtain new customers; the operation and capacity of the Company's network system infrastructure; the Company's ability to expand its operations in its geographic markets and the currency, regulatory and other risks associated with doing business in international markets; and the Company's limited operating history.

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

Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or asset useful life

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

  Revenue Recognition

        The Company derives revenue from application fees, transaction fees and professional services fees. In accordance with SEC Staff Accounting Bulletin No. 101, the Company does not record revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the Company's price to its customer is fixed and determinable; and collectibility is reasonably assured.

        Application fees consist of implementation fees and fixed monthly hosting, support and operating fees. An implementation fee is generally charged for the initial design, development and implementation of a customer's dynamic pricing site or the Company's MarketSelect service, in accordance with the terms of the contract. The implementation fee is generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period. A fixed monthly hosting fee covers hosting services, direct customer support services, end-user customer support services, services for online billing and collection of fees for community sites, and other monthly operating services provided by the Company. Fixed monthly service fees are recognized as revenue in the month that the service is provided.

        Merchant customers generally pay transaction fees at varying percentages of the gross proceeds from the sale of their listed products and services, whether sold on their sites or on other FairMarket Network sites or, in the case of the Company's MarketSelect service, on the eBay site. For community customers, transaction fees consist of the Company's share of listing fees charged by community customers for the listing of products and services, enhanced listing fees charged by community customers for the prominent display of a particular seller listing and success fees charged to sellers upon a completed sale of a listing. Community customers pay transaction fees calculated in one of two ways. Generally, under contracts entered into before 2000, these fees are calculated based on a percentage of the gross proceeds from the sale of the items that are listed through the community site and sold either on the community site or on other FairMarket Network sites. These communities receive a percentage of the gross proceeds from the sale of items that are listed directly on other sites in the FairMarket Network and sold through the community site. Contracts entered into starting in early 2000 generally provide for payment by the community customer of transaction fees with respect to the sale of listings that are placed on the community site that are calculated as a percentage of the transaction fee that the community site charges to its end-users; similarly, for listings that are listed directly through other sites in the FairMarket Network and sold through the community site, the community site receives from the Company a percentage of the success fee that the listing site charges to the listing site's end-user when the listing sells. The Company records transaction revenue net of amounts paid to its customers as described above. Transaction fees are invoiced and recognized as revenue at the completion of the listing period.

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

  Advertising

        All advertising costs are expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, advertising expense totaled $3.7 million, $14.7 million and $4.8 million, respectively.

  Development and Engineering

        Development and engineering costs consist primarily of labor and related costs for the design, deployment, testing and enhancement of the Company's operating systems and are expensed as incurred except where eligible for capitalization.

        The Company capitalizes costs for purchased software and for upgrades and significant enhancements which are at least probable to result in increased functionality of existing software. The Company capitalizes certain development and engineering costs associated with the design and implementation of its systems for internal use, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $0, $310,000 and $468,000 in 2001, 2000 and 1999, respectively. These costs are being amortized over 36 months, which is the expected useful life of the software.

  Income Taxes

        Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Accounting for Stock-Based Compensation

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation costs for stock-based employee compensation at fair value. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid by the employee to acquire the stock under the terms of the stock option. Subsequent changes to option terms can also give rise to compensation. Stock-based compensation issued to non-employees is measured and recorded using the fair value method prescribed in SFAS No. 123.

  Comprehensive Loss

        Comprehensive loss consists of net loss and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale.

  Foreign Currency

        The functional currencies of the Company's foreign subsidiaries are the local currencies. Assets and liabilities of the foreign subsidiaries are remeasured into U.S. dollars at the rates of exchange in effect at the end of the year. Revenue and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation remeasurements are included in other comprehensive loss which is a separate component of stockholders' equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on its financial statements and related disclosures.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company in fiscal year 2002. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS No. 142 will be effective from the date of acquisition. SFAS No. 141 does not currently have any effect on the Company's reported financial results and the Company does not expect the adoption of SFAS No. 142 to have a material impact on its financial statements and related disclosures.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company will be required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001. The Company will adopt SFAS No. 144 during the first quarter of 2002 and does not believe that the adoption of this standard will have a material impact on its financial statements and related disclosures.

3. Net Loss per Common Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be antidilutive. At December 31, 2001, there were options to purchase 4,809,000 shares of common stock outstanding; at December 31, 2000, there were options to purchase 5,252,000 shares of common stock outstanding and warrants to purchase 4,650,000 shares of common stock outstanding; and at December 31, 1999, there were options to purchase 3,711,000 shares of common stock outstanding, 16,313,000 shares of preferred stock outstanding convertible into 16,313,000 shares of common stock and warrants to purchase 5,820,000 shares of common stock outstanding, all of which have been excluded from the calculation of diluted net loss per common share.

4. Cash, Cash Equivalents and Marketable Securities

        Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31,
	2001	2000
Cash and cash equivalents
Cash and money market funds	$10,338	$10,397
Corporate and government commercial paper	9,991	50,729

Total cash and cash equivalents	$20,329	$61,126

        Marketable securities classified as available-for-sale consist of the following (in thousands):

	December 31, 2001
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Loss	Unrealized Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Current:
Commercial paper	$6,970	$—	$—	$6,970
Municipal bonds	13,001	6	—	13,007

Total current marketable securities	19,971	6	—	19,977
Noncurrent:
Municipal bonds	22,999	72	(5)	23,066

Total marketable securities	$42,970	$78	$(5)	$43,043

	December 31, 2000
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Loss	Unrealized Losses in Other Comprehensive Loss]	Estimated Fair Value
Commercial paper	$9,960	$—	$—	$9,960
Municipal bonds	4,999	19	—	5,018

Total marketable securities	$14,959	$19	$—	$14,978

        Available-for-sale securities by contractual maturity are as follows (in thousands):

	December 31,
	2001	2000
Due in 1 year or less
Commercial paper	$6,970	$9,960
Municipal bonds	13,007	5,018

	19,977	14,978
Due in 1-2 years
Municipal bonds	23,066	—

Total marketable securities	$43,043	$14,978

5. Restricted Cash

        At December 31, 2000, in accordance with an operating lease agreement for its headquarters, the Company had placed a deposit of $1.8 million with its bank to collateralize an irrevocable stand-by letter of credit in the name of the landlord (see Note 9). During the third quarter of 2001, the amount of the letter of credit was reduced as a result of the Company meeting certain requirements of the operating lease agreement. At December 31, 2001, the deposit to collateralize the letter of credit was $481,000. The letter of credit is redeemable only if the Company defaults on the lease under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds.

6. Other Assets

        In December 2000, under the terms of an agreement with Excite, Inc. (now known as At Home Corporation) relating to the termination of the Company's original auction services agreement with Excite, the Company licensed a permission-based email marketing database for $3.5 million in cash from an affiliate of Excite, which amount was paid during the fourth quarter of 2000 and is included in other assets at December 31, 2000. This email marketing database was amortized over its estimated useful life of nine months during 2001.

7. Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2001	2000
Computer equipment	$8,775	$8,329
Furniture and fixtures	1,557	1,635
Leasehold improvements	1,466	1,523
Equipment under capital lease	493	493

	12,291	11,980
Less accumulated depreciation	(6,573)	(3,117)

Property and equipment, net	$5,718	$8,863

        Depreciation expense was $3,742,000, $2,684,000 and $422,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The accumulated depreciation and amortization of equipment under capital leases was $247,000, $83,000 and $0 at December 31, 2001, 2000 and 1999, respectively. Assets under capital leases collateralize the related lease obligation.

8. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2001	2000
Payroll and benefits	$678	$1,059
Professional fees	265	478
Advertising expense	—	555
Straight-line rent	169	169
Other	377	880

Total accrued expenses	$1,489	$3,141

9. Commitments and Contingencies

        In February 1998 and April 1999, the Company entered into long-term leases for a total of approximately 12,000 square feet of office space in Woburn, Massachusetts, expiring in 2001 and 2004, respectively. In March and April 2000, the Company entered into separate agreements to sublease these office spaces following its relocation to its current headquarters. The term of the first sublease expired concurrently with the Company's lease obligation in 2001 and covered approximately 4,000 square feet of the office space. The term of the second sublease expired in 2001 and covered approximately 8,000 square feet of the office space. The Company returned the office space related to the April 1999 lease to its landlord in September of 2001 in exchange for the release of the Company from its remaining rental obligation under the lease.

        In November 1999, the Company entered into a five-year lease agreement for approximately 68,000 square feet of office space in Woburn, Massachusetts, for the Company's current headquarters. The term of the lease began on January 1, 2000. The Company's base rental obligations were $793,000 in the first year of the lease and are $1,515,000 in each subsequent year for the remainder of the lease term. In connection with the lease, the Company paid the lessor a security deposit in the amount of $1,800,000, in the form of an irrevocable, freely transferable letter of credit. During the third quarter of 2001, the amount of the letter of credit was reduced as a result of the Company meeting certain requirements of the operating lease agreement. At December 31, 2001 and 2000, the deposit to collateralize the letter of credit was $481,000 and $1,800,000, respectively, and is recorded as restricted cash (see Note 5). In December 2000, the Company entered into a two-year agreement to sublease approximately 11,000 square feet of its excess office space under this lease.

        In October 2000, the Company and its subsidiary, FairMarket UK Ltd, entered into a 10-year lease agreement for approximately 10,000 square feet of office space in Twickenham, U.K. Under the agreement, the Company may terminate the lease without further obligation after five years. The base rental obligation is approximately $270,000 annually for the first three years and approximately $273,000 in each of the next two years. After year five, the rental obligation will be subject to a rental review process.

Future minimum lease payments under noncancelable operating leases at December 31, 2001 are as follows (in thousands):		Future minimum lease payments to be received under noncancelable operating subleases at December 31, 2001 are as follows (in thousands):
2002	2,333	2002	439
2003	2,118	2003	58
2004	2,091	2004	43
2005	227	2005	36
Thereafter	—	Thereafter	—

Total	$6,769	Total	$576

        Rental expense, net of sublease income, under operating leases amounted to $1,667,000, $1,662,000 and $201,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Future minimum lease payments under a noncancelable capital lease for equipment at December 31, 2001 are $146,000 payable in 2002, which consists of $145,000 of principal and $1,000 of interest.

10. Stockholders' Equity

        At December 31, 2001 and 2000, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 per share and (ii) 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company's Board of Directors has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

        In May 2001, pursuant to the shareholder rights plan described below in Note 12, the Board of Directors of the Company designated 75,000 shares of its authorized preferred stock as Series A Junior Participating Cumulative Preferred Stock, $0.001 par value per share ("Junior Preferred Stock"). Dividends accrue on the Junior Preferred Stock at a quarterly rate equal to the greater of $1.00 or, subject to adjustment, 10,000 times the aggregate per share amount of all dividends paid during the quarter on the Company's common stock. The Junior Preferred Stock carries a liquidation preference of $10,000 per share (subject to adjustment), is redeemable, and entitles the holder to 10,000 votes per share (subject to adjustment) on all matters submitted to a vote of the Company's stockholders. The Company has not issued any shares of Junior Preferred Stock.

        In March 2000, the Company completed an initial public offering in which it sold 5,750,000 shares of its common stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $17.00 per share. The Company received $89.1 million in cash, net of underwriting discounts and other offering costs. Concurrently with the completion of the initial public offering, each share of the Company's then outstanding convertible preferred stock automatically converted into shares of common stock on a 1-for-1 basis. As of the time of the initial public offering, there were 16,312,885 shares of the Company's convertible preferred stock outstanding.

        In connection with the initial public offering, Excite, Inc. (now known as At Home Corporation) paid the Company $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of the Company's Series D convertible preferred stock ("Series D Preferred"), which converted into 2,500,000 shares of the Company's common stock upon the Company's initial public offering, for cash consideration of $17.5 million, which payment was withheld as a prepayment against the Company's obligation to purchase advertising from Excite under the Company's original auction services agreement with Excite. The cash consideration withheld was recorded as a subscription receivable in the stockholders' equity section. At December 31, 2000, the outstanding balance of the subscription receivable had been paid.

        Included in stockholders' equity at December 31, 2001 and 2000 are deferred compensation and equity-related charges of $10.6 million and $52.0 million, respectively. These amounts consist of unearned compensation of $1.2 million and $4.5 million (see Note 11) and equity-related charges of $9.4 million and $47.5 million (discussed below) at December 31, 2001 and 2000, respectively.

  Auction Services Agreements with Lycos, Microsoft, Excite and TMCS

        In May 1999, the Company entered into an Auction Services Agreement with Lycos, Inc. which has a three-year term (subject to renewal by mutual agreement). Under this agreement, the Company has agreed to provide auction services to several Lycos web sites in return for a share of the transaction fees charged on the Lycos sites.

        In connection with this agreement, the Company issued two warrants to Lycos for the purchase of shares of the Company's common stock. The first warrant was exercisable for 725,000 shares of common stock at an exercise price of $0.01 per share which was exercised before the closing of the Company's initial public offering. The second warrant was originally exercisable for up to 595,000 shares of common stock at an exercise price of $1.71 per share. The number of shares for which the second warrant was exercisable depended on Lycos meeting certain performance criteria which were not met as of May 12, 2001; therefore, no shares are exercisable under this warrant. The Company estimated the value of the first warrant to be $1,235,400 using the Black-Scholes valuation model at the date of issuance. The value of the first warrant is being amortized over the initial term of the auction services agreement. Related expense for the years ended December 31, 2001, 2000 and 1999 was $412,000, $412,000 and $275,000, respectively.

        In July 1999, the Company entered into an Auction Services Agreement with Microsoft Corporation which has a five-year initial term with an automatic renewal term of five years (subject to non-renewal by either party). Under this agreement, the Company has agreed to provide auction services to MSN.com and certain other web sites owned or operated by Microsoft, in return for monthly hosting fees and a share of the transaction fees charged on the Microsoft sites. In June 2001, this agreement was amended to eliminate the minimum guarantee provision described below. Also as part of the amendment, Microsoft relinquished to the Company the warrants issued in connection with the agreement described below. In exchange, the Company waived its status as "pre-eminent auction services provider" to Microsoft's online properties. However, the Company continues to provide its online auction services to Microsoft sites.

        The July 1999 agreement with Microsoft originally provided that if Microsoft drove more than a specified number of Internet users to the FairMarket Network through its Internet portal site for each year of the contract's initial term, the Company would guarantee Microsoft a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Minimum transaction fees guaranteed to Microsoft were $5.0 million for the first contract year. The minimum annual traffic guarantee was not reached for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. As a result, the Company will not be required to make any minimum guaranteed revenue payments for any other periods.

        In connection with the July 1999 agreement, Microsoft purchased 1,250,000 shares of Series D Preferred, which converted into 1,250,000 shares of the Company's common stock upon the Company's initial public offering, for cash consideration of $8,750,000.

        Also in connection with this agreement, the Company issued warrants to Microsoft for the purchase of 4,500,000 shares of the Company's common stock at an exercise price of $1.71 per share in July 1999. As part of the June 2001 amendment, Microsoft relinquished the warrants. At the time of issuance, the Company estimated the fair value of the warrants to be $28,476,000 using the Black-Scholes valuation model. The value of the warrants was being amortized over five years, the initial term of the auction services agreement. Related expense for the year ended December 31, 2001, through the date of the June 2001 amendment, was $2,848,000, and for the years ended December 31, 2000 and 1999 was $5,695,000 and $1,898,400, respectively. As of June 2001, the unamortized value of the warrants on the Company's balance sheet was approximately $18.0 million, which was reversed through equity as a result of the relinquishment of the warrants. For the years ended December 31, 2001, 2000 and 1999, the Company recognized revenue of $738,000, $786,000 and $300,000, respectively, from

Microsoft for monthly service fees and a share of the transaction fees charged on the Microsoft sites. At December 31, 2000 and 1999, the Company had receivables totaling $60,000 from Microsoft.

        In August 1999, the Company entered into an Auction Services Agreement with Excite, Inc. (now known as At Home Corporation) which had a five-year initial term. Under this original agreement, the Company agreed to provide auction services to Excite.com and certain other web sites owned or operated by Excite in return for a share of the transaction fees charged by the Excite sites.

        In addition, under the original agreement the Company committed to purchase from Excite online banner and other advertising services for $2.5 million per quarter during each of the first eight calendar quarters under the contract, for a total of $20.0 million. The Company recorded advertising expense of $2.5 million during the fourth quarter of 1999 and $10.0 million during 2000 related to this agreement.

        In connection with the original agreement, Excite purchased 2,500,000 shares of Series D Preferred, which converted into 2,500,000 shares of the Company's common stock upon the Company's initial public offering, for cash consideration of $17,500,000. Under the stock purchase agreement, Excite withheld the $17,500,000 as a prepayment against the Company's obligation to purchase advertising described above. This amount was recorded as a subscription receivable in the stockholders' equity section. Upon completion of the Company's initial public offering, Excite paid the Company $5,000,000 of such amount, and retained the remainder against the Company's ongoing advertising obligations. At December 31, 2000, the outstanding balance of the subscription receivable had been paid.

        In connection with the original agreement, the Company also issued to Excite 1,500,000 shares of Series D Preferred, which converted into 1,500,000 shares of the Company's common stock upon the Company's initial public offering, for no cash consideration. The Company had the right to repurchase the shares of Series D Preferred for up to one year if Excite terminated the auction services agreement. The Company initially recorded the shares at fair value, for a total of $10,500,000, as a deferred charge to be amortized over the initial term of the agreement. The value of the shares was remeasured and adjusted at each balance sheet date over the period during which the shares were subject to the repurchase right. At December 31, 1999 and as of the date of the Company's initial public offering, the Company remeasured the fair value and recorded an additional $4,500,000 and $10,500,000, respectively, as a deferred charge to be amortized over the remaining term of the contract. As a result of the termination of this agreement, as described below, the remaining term of the contract has been modified to that of the new agreement described below. The related expense for the years ended December 31, 2001, 2000 and 1999 was $13,302,000, $4,847,000 and $700,000, respectively.

        In December 2000, the Company and At Home Corporation (formerly Excite) terminated the original auction services agreement and entered into a new agreement with an initial term of 18 months. Under the new agreement, the Company agreed to provide an Excite Outlet Center utilizing the Company's Outlet Center service on which listings of the Company's merchant customers were made available for display to, and for bidding and purchase by, users of the Excite network.

        Under the terms of the termination agreement, the Company purchased an incremental $500,000 in online advertising from At Home in the fourth quarter of 2000, which is reflected as an expense in that quarter. Under the termination agreement, the Company also licensed a permission-based email marketing database for $3.5 million from an affiliate of At Home, which was paid during the fourth quarter of 2000 and was amortized over its useful life in 2001. As a result of the termination of the original agreement, the Company was released from its obligation to purchase the remaining $7.5 million of online banner and other advertising services and the Company released any exclusive rights to provide auction services to consumers on the Excite network.

        During the third quarter of 2001, At Home filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. In October 2001, At Home instructed the Company to shut down the Excite Outlet Center and notified the Company that it intends to seek rejection of the new auction services agreement in the Bankruptcy Court. If this contract is rejected, then the Company will accelerate the amortization of the stock issued to At Home during the period in which the contract is rejected. At December 31, 2001, the unamortized value on the Company's balance sheet of the stock issued to Excite was approximately $6.6 million.

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

        In connection with this agreement, TMCS purchased 750,000 shares of Series D Preferred, which converted into 750,000 shares of the Company's common stock upon the Company's initial public offering, for cash consideration of $5,250,000. The Company also issued to TMCS 1,500,000 shares of Series D Preferred, which converted into 1,500,000 shares of the Company's common stock upon the Company's initial public offering, in exchange for one year of advertising and a license to certain technology. The Company recorded the shares at fair value, for a total of $10,500,000, as a deferred charge to be amortized over three years, the initial term of the agreement. The related expense for the years ended December 31, 2001, 2000 and 1999 was $3,500,000, $3,500,000 and $875,000, respectively.

11. Stock Option Plans

  1997 Stock Option Plan

        In March 1997, the Company's Board of Directors and stockholders approved the Amended and Restated 1997 Stock Option Plan (as amended by the Board in October 2001, the "1997 Plan") which provided for the issuance of up to 750,000 shares of common stock under incentive stock options ("ISOs") and nonstatutory stock options ("NSOs"). The 1997 Plan provided for the grant of ISOs to employees of the Company and NSOs to nonemployee directors of the Company and consultants. Options granted under the 1997 Plan have a maximum term of 10 years from the date of grant, vest over four years and, in the case of ISOs, have an exercise price not less than fair value of the Company's common stock at the date of grant. In connection with the adoption of the Company's 2000 Stock Option and Incentive Plan (the "2000 Plan") in February 2000, the Board determined that no further stock option grants would be made under the 1997 Plan.

11. Stock Option Plans (Continued)

  1999 Stock Option Plan

        In February 1999, the Company's Board of Directors and stockholders approved the 1999 Stock Option Plan (the "1999 Plan"), which provided for the issuance of up to 3,421,237 shares of common stock under ISOs or NSOs or through the direct issuance or sale of common stock to officers, employees, directors and consultants of the Company. Options granted under the 1999 Plan have a maximum term of 10 years from the date of grant, vest over four years and, in the case of ISOs, have an exercise price not less than fair value of the Company's common stock at the date of grant. In connection with the adoption of the 2000 Plan, the Board determined that no further stock option grants would be made under the 1999 Plan.

  2000 Stock Option and Incentive Plan

        In February 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the issuance of up to 4,017,250 shares of common stock plus the number of shares as to which options granted under the 1997 and 1999 Plans are forfeited or otherwise terminate unexercised. This plan provides for awards in the form of ISOs, NSOs, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2001, there were 3,270,970 shares available for issuance under this plan.

        The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests. For holders of 10% or more of the Company's outstanding common stock, ISOs may not be granted at less than 110% of the fair market value of the common stock at the date of grant.

  2000 Employee Stock Option and Incentive Plan

        In October 2000, the Company's Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the "2000 Employee Plan"), which originally provided for the issuance of up to 1,500,000 shares of common stock, under NSOs to employees and key persons of the Company other than any member of the Company's Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934. In January 2001, in connection with the one-time employee option exchange incentive program described below, the Board of Directors amended this plan to increase the number of shares of common stock available for issuance under the plan to 2,654,750. At December 31, 2001, there were 1,394,540 shares available for issuance under this plan.

        The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number Outstanding	Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.10—$0.50	786,845	7.23	$0.20	427,095	$0.20
0.82— 1.50	1,372,250	5.99	1.13	372,608	1.11
1.62— 2.19	1,410,335	4.78	2.08	569,307	2.11
2.38— 4.50	832,625	6.34	3.35	832,625	3.35
8.50— 9.66	407,188	6.38	8.56	269,687	8.58

$0.10—$9.66	4,809,243	5.93	$2.27	2,471,322	$2.75

        Stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001		2000		1999
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of period	5,252,371	$4.20	3,711,249	$1.51	510,000	$0.10
Granted	4,002,693	1.77	4,085,875	6.63	3,861,500	1.48
Exercised	(328,867)	0.27	(524,630)	0.34	(222,751)	0.10
Canceled	(4,116,954)	4.41	(2,020,123)	5.17	(437,500)	0.36

Outstanding at end of period	4,809,243	$2.27	5,252,371	$4.20	3,711,249	$1.51

Options exercisable at end of period	2,471,322	$2.75	612,715	$1.84	10,000	$0.10
Weighted average fair value of options granted during the period at fair value		$1.22		$3.30		$0.33
Weighted average fair value of options granted during the period at below fair value		—		$8.25		$3.43
Weighted average fair value of options granted during the period at above fair value		—		$6.17		—

        During the years ended December 31, 2000 and 1999, the Company recorded unearned compensation of $3,179,000 and $10,137,000, respectively, for stock options granted to employees which were subsequently determined to be below fair value. The Company is recognizing the compensation expense over the vesting period. For the years ended December 31, 2001, 2000 and 1999, related expense recognized was $1,555,000, $2,823,000 and $1,575,000, respectively. Unearned compensation expense which has not been recognized relating to stock options granted and subsequently canceled during the years ended December 31, 2001 and 2000 was $1,761,000 and $4,436,000, respectively.

        In February and March 2000, the Company granted 25,000 shares of restricted stock to each of two separate employees for their services to the Company. The aggregate value of the shares, measured on the date of grant, was $500,000, which the Company recorded as deferred compensation and recognized as compensation expense over the vesting period of six months.

        On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the Company's common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of the Company's common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock from January 16 to December 31, 2001 was below $2.1875, therefore no related charge was recognized for the year ended December 31, 2001.

        The Company follows the disclosure provisions of SFAS No. 123 and has applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 2001, 2000 and 1999 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999
Net loss attributable to common stockholders
As reported	$(40,183)	$(51,267)	$(16,509)
Pro forma	$(44,970)	$(56,478)	$(18,119)
Net loss per common share
As reported	$(1.39)	$(2.15)	$(3.30)
Pro forma	$(1.56)	$(2.37)	$(3.62)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	2001	2000	1999
Expected dividend yield	0%	0%	0%
Expected stock price volatility	100%	100%	100%
Risk-free interest rate	4.5%	6.1%	5.9%
Expected option term	4.25 years	6 years	6 years

  Employee Stock Purchase Plan

        In March 2000, the Company's Board of Directors approved the 2000 Employee Stock Purchase Plan (the "ESPP"). Up to 500,000 shares of common stock may be issued under the ESPP. The ESPP allows eligible participating employees to purchase shares of common stock at a 15% discount from the market value of the common stock as determined on a specific date at six month intervals. There were 43,169 shares and 84,253 shares issued under the ESPP during the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, 372,578 shares remained available for issuance under this plan.

12. Shareholder Rights Plan

        On May 17, 2001, the Board of Directors of the Company adopted a shareholder rights plan (the "Rights Plan") pursuant to which the Board declared a dividend of one Preferred Stock Purchase Right (a "Right") for each share of the Company's common stock outstanding on May 18, 2001. In addition, one Right will automatically attach to each share of common stock issued between that date and the "Distribution Date" described below. Each Right entitles the holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a "Unit") of the Company's Junior Preferred Stock at a cash exercise price of $10.00 per Unit, subject to adjustment, under the conditions specified in the Rights Agreement and summarized below. The Company has reserved 75,000 shares of Junior Preferred Stock for issuance upon exercise of the Rights.

        The Rights become exercisable upon the earlier to occur of the following dates (the "Distribution Date"): (i) the 10th calendar day following the first public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of the Company's common stock (the "Stock Acquisition Date"); or (ii) the 10th business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the Company's outstanding common stock. However, with respect to any person who beneficially owned 15% or more of the outstanding shares of common stock as of May 18, 2001, the Distribution Date will not occur unless that person acquires beneficial ownership of shares of common stock representing an additional 1/2% of the Company's outstanding common stock.

        If a Stock Acquisition Date occurs, each holder of a Right (other than an Acquiring Person, whose Rights will become null and void) will thereafter have the right to receive, upon exercise of the Right, a number of Units of Junior Preferred Stock having a market value equal to two times the exercise price of the Right. If, after the Stock Acquisition Date, either (i) the Company merges with any other person and the Company is not the surviving corporation, (ii) any person merges with the Company, the Company is the surviving corporation of the transaction and, in connection with the transaction, any shares of the Company's common stock are changed into or exchanged for securities of any other person or cash or any other property, or (iii) 50% or more of the Company's assets or earning power is transferred, then each holder of a Right (other than an Acquiring Person, whose Rights will become null and void) will thereafter have the right to receive, upon exercise of the Right, common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

        After a person becomes an Acquiring Person, the Board of Directors may exchange all or any part of the outstanding and exercisable Rights for shares of common stock or Units at an exchange ratio specified in the Rights Agreement. However, the Board of Directors generally will not be able to effect an exchange after any person becomes the beneficial owner of 50% or more of the Company's common stock.

        The Board of Directors may redeem the Rights, in whole but not in part, at a price of $0.01 per Right, until their expiration on May 18, 2011 or, if earlier, the time at which any person becomes an Acquiring Person.

13. Revenues and Long-lived Assets by Geographic Region

        The table below presents revenues by principal geographic region for the years ended December 31, 2001 and 2000 (in thousands):

	December 31,
	2001	2000
United States	$7,236	$10,738
United Kingdom	1,294	929
Other	509	199

Consolidated	$9,039	$11,866

        The table below presents long-lived assets by principal geographic region (in thousands):

	December 31,
	2001	2000
United States	$5,021	$7,731
United Kingdom	697	967
Other	—	165

Consolidated	$5,718	$8,863

14. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001				2000
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
Deferred	$9,229	$1,870	$554	$11,653	$25,466	$4,692	$802	$30,960
Valuation allowance	(9,229)	(1,870)	(554)	(11,653)	(25,466)	(4,692)	(802)	(30,960)

Total	$—	$—	$—	$—	$—	$—	$—	$—

        The Company's effective tax rate varies from the statutory rate as follows:

	Year Ended December 31,
	2001	2000
U.S. federal income tax rate	(34.0)%	(34.0)%
State taxes	(4.4)	(9.1)
Deferred compensation amortization	—	1.8
Warrant exercise	9.3	(19.3)
Other	(0.4)	0.1

	(29.5)	(60.5)
Valuation allowance	29.5	60.5

	—%	—%

        The Company's federal statutory income tax rate for 2001 and 2000 was 34%. For 2001 and 2000, the Company recorded no income tax benefit and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets.

        Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2001 and 2000 were as follows (in thousands):

	December 31,
	2001	2000
Net operating loss carryforwards	$43,793	$33,194
Capitalized start-up costs	319	510
Capitalized research and development	4,854	597
Equity-related charges	—	3,058
Depreciation	215	24
Deferred revenue	30	113
Other	340	362

	49,551	37,858
Valuation allowance	(49,551)	(37,858)

Net deferred tax assets	$—	$—

        For federal income tax purposes, as of December 31, 2001, the Company has net operating loss carryforwards of approximately $105.9 million, which may be used to offset future income. These operating loss carryforwards expire beginning in 2019. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

        Approximately $29.3 million of the net operating loss carryforwards available for federal income tax purposes relate to disqualifying dispositions of incentive stock options and warrant exercises, the benefit of which, if realized, will be credited to additional paid-in capital.

        Ownership changes resulting from the Company's issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

15. Employee Benefit Plan

        In January 1999, the Company established a savings plan for its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits.

16. Quarterly Financial Results (unaudited)

        The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2001 and 2000. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(In thousands, except per share data)
Revenue	$2,684	$3,004	$2,014	$1,337
Gross profit	1,328	1,745	745	302
Net loss	(11,799)	(12,711)	(8,754)	(6,919)
Basic and diluted net loss per common share	(0.41)	(0.44)	(0.30)	(0.24)
	For the Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenue	$2,008	$3,013	$3,562	$3,283
Gross profit	1,046	1,767	2,216	1,927
Net loss	(11,612)	(13,950)	(12,835)	(12,870)
Basic and diluted net loss per common share	(1.19)	(0.49)	(0.45)	(0.45)

17. Restructuring Charges

        In October 2000, as part of its plan to implement cost-cutting measures, the Company eliminated 35 positions at its Massachusetts facility, representing approximately 15% of its total employee base. After giving effect to this workforce reduction, the Company had 197 employees worldwide. The Company paid substantially all expenses related to this workforce reduction (including severance expenses) by the end of the fourth quarter of 2000 and recognized a charge of approximately $349,000 in the fourth quarter of 2000 for the costs related to the workforce reduction.

        In May 2001, as part of the Company's plan to continue to implement cost-cutting measures, the Company eliminated 40 positions at its Massachusetts facility, representing approximately 25% of its total employee base.

        Also in May 2001, the Company announced its intention to close its office in Australia, which closing was completed during the first quarter of 2002. The Company continues to service its Australian customers out of its U.S. operations. The Company has also closed its German office, which closing was completed during the third quarter of 2001.

        The Company recognized a charge of approximately $1.7 million in the second quarter of 2001 for the costs related to the workforce reduction, severance payments to certain other employees and estimated costs associated with other restructuring initiatives, including closing the Company's offices in Australia and Germany. Approximately $200,000 of the charge relates to non-cash costs associated with the restructuring initiatives.

        In August 2001, the Company eliminated 38 additional positions at its Massachusetts facility, representing approximately 35% of its total employee base. The Company recognized a charge of approximately $540,000 in the third quarter of 2001 for the costs related to the workforce reduction. Approximately $38,000 of the charge relates to non-cash costs associated with the workforce reduction.

        In the fourth quarter of 2001, the Company reversed approximately $225,000 of the charges recognized in the second and third quarters of 2001 associated with the workforce reductions and other restructuring initiatives. The reversed charges were primarily due to lower-than-expected legal and consulting costs associated with the workforce reductions and other restructuring initiatives in addition to a reduction in the charge associated with non-cash assets of approximately $97,000. At December 31, 2001, substantially all of the charges had been paid.

18. Legal Proceedings

        FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. FairMarket intends to defend the lawsuit vigorously.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our executive officers is included in Item 4A of Part I of this Report.

        Information relating to the directors of FairMarket is incorporated in this Report by reference to the information set forth under "Proposal to Elect a Class II Director" in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Stockholders (the "Proxy Statement").

        Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated in this Report by reference to the information included under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K.

Financial Statement Schedules

        Report of Independent Accountants on Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts

Exhibits

Exhibit No.	Title
3.1	Form of Fifth Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001*
3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company classifying and designating the Series A Junior Participating Cumulative Preferred Stock(2)
4.1	Form of Specimen Certificate for the Company's Common Stock*
4.2	Shareholder Rights Agreement, dated as of May 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent, including form of Right Certificate(2)
4.3	Investors' Rights Agreement, dated February 25, 1999, between the Company and the stockholders named therein(1)
4.4	Amendment to Investors' Rights Agreement, dated August 23, 1999, between the Company and the stockholders named therein(1)
4.5	Amendment to Investors' Rights Agreement, dated September 15, 1999, between the Company and TicketMaster Online-CitySearch, Inc.(1)
10.1	Form of Indemnity Agreement entered into by the Company with each of its directors(1)
10.2	Amended and Restated 1997 Stock Option Plan(1)
10.3	October 2001 Amendment to Amended and Restated 1997 Stock Option Plan*
10.4	1999 Stock Option Plan(1)
10.5	2000 Stock Option and Incentive Plan(1)
10.6	Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002*
10.7	Employee Stock Purchase Plan(1)

10.8	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of June 21, 2001 between the Company and Scott Randall(3)
10.9	Letter agreement dated May 14, 2001 between the Company and Eileen Rudden(3)
10.10	Letter agreement dated June 26, 2001 between the Company and Nanda Krish(3)
10.11	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Mathew Ackley*
10.12	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Jeffrey B. Meyer*
10.13	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and N. Louis Shipley*
10.14	Second Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Janet Smith*
10.15	Lease Agreement dated November 9, 1999, between DIV Unicorn, LLC and the Company(1)
10.16	Siteharbor Services Agreement between the Company and NaviSite, Inc. dated as of November 1, 2001 together with Amendment to Siteharbor Services Agreement dated as of November 1, 2001*
10.17	Indemnification Agreement among the Company and Sierra Ventures VII, LP, and Sierra Ventures Associates VII, LLC, dated February 25, 1999(1)
10.18	Warrant to Purchase Common Stock between the Company and Lycos, Inc. dated as of May 12, 1999(1)
10.19	Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
21	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
24.1	Powers of Attorney (included on the signature page hereto)

*
Filed with this Report.

(1)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Registration Statement on Form S-1 (No. 333-92677), as amended, filed with the SEC.

(2)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Current Report on Form 8-K dated May 17, 2001 filed with the SEC on May 22, 2001.

(3)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on November 9, 2001.

(b) Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

FAIRMARKET, INC.
By:	/s/ NANDA KRISH Nanda Krish President and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Janet Smith, James O'Neill and Lisa McGrath, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or post-effective amendments to this annual report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ NANDA KRISH Nanda Krish	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002
/s/ JANET SMITH Janet Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2002
/s/ RORY J. COWAN Rory J. Cowan	Director	March 28, 2002
/s/ SHIKHAR GHOSH Shikhar Ghosh	Director	March 28, 2002
/s/ THOMAS J. LITLE, IV Thomas J. Litle, IV	Director	March 28, 2002

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of FairMarket, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 8, 2002, appearing in Item 8 in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 2002

II-1

FAIRMARKET, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
Year ended December 31, 1999:
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$—	474	(282)	$192
Deferred tax asset valuation allowance	$557	6,250	—	$6,807
Year ended December 31, 2000:
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$192	1,097	(749)	$540
Deferred tax asset valuation allowance	$6,807	31,051	—	$37,858
Year ended December 31, 2001:
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$540	479	(456)	$563
Deferred tax asset valuation allowance	$37,858	11,693	—	$49,551

II-2

EXHIBIT INDEX

Exhibit No.	Title
3.1	Form of Fifth Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001*
3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company classifying and designating the Series A Junior Participating Cumulative Preferred Stock(2)
4.1	Form of Specimen Certificate for the Company's Common Stock*
4.2	Shareholder Rights Agreement, dated as of May 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent, including form of Right Certificate(2)
4.3	Investors' Rights Agreement, dated February 25, 1999, between the Company and the stockholders named therein(1)
4.4	Amendment to Investors' Rights Agreement, dated August 23, 1999, between the Company and the stockholders named therein(1)
4.5	Amendment to Investors' Rights Agreement, dated September 15, 1999, between the Company and TicketMaster Online-CitySearch, Inc.(1)
10.1	Form of Indemnity Agreement entered into by the Company with each of its directors(1)
10.2	Amended and Restated 1997 Stock Option Plan(1)
10.3	October 2001 Amendment to Amended and Restated 1997 Stock Option Plan*
10.4	1999 Stock Option Plan(1)
10.5	2000 Stock Option and Incentive Plan(1)
10.6	Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002*
10.7	Employee Stock Purchase Plan(1)
10.8	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of June 21, 2001 between the Company and Scott Randall(3)
10.9	Letter agreement dated May 14, 2001 between the Company and Eileen Rudden(3)
10.10	Letter agreement dated June 26, 2001 between the Company and Nanda Krish(3)
10.11	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Mathew Ackley*
10.12	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Jeffrey B. Meyer*
10.13	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and N. Louis Shipley*
10.14	Second Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Janet Smith*

i

10.15	Lease Agreement dated November 9, 1999, between DIV Unicorn, LLC and the Company(1)
10.16	Siteharbor Services Agreement between the Company and NaviSite, Inc. dated as of November 1, 2001 together with Amendment to Siteharbor Services Agreement dated as of November 1, 2001*
10.17	Indemnification Agreement among the Company and Sierra Ventures VII, LP, and Sierra Ventures Associates VII, LLC, dated February 25, 1999(1)
10.18	Warrant to Purchase Common Stock between the Company and Lycos, Inc. dated as of May 12, 1999(1)
10.19	Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
21	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
24.1	Powers of Attorney (included on the signature page hereto)

*
Filed with this Report.

(1)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Registration Statement on Form S-1 (No. 333-92677), as amended, filed with the SEC.

(2)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Current Report on Form 8-K dated May 17, 2001 filed with the SEC on May 22, 2001.

(3)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on November 9, 2001.

ii

QuickLinks

Documents incorporated by reference
FAIRMARKET, INC. FORM 10-K For the Year Ended December 31, 2001 INDEX
PART I
FairMarket, Inc. Consolidated Financial Statements Table of Contents
Report of Independent Accountants
FAIRMARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
FAIRMARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
FAIRMARKET, INC. Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
Report of Independent Accountants on Financial Statement Schedule
FAIRMARKET, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX