Form 10-K/A
period 2001-12-31
FAIRMARKET INC
filed 2002-04-30
CIK 1053676

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

        The Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002 is hereby amended as follows:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our executive officers is included in Item 4A of Part I of our Annual Report on Form 10-K.

Information with Respect to Directors

        The following biographical descriptions contain information with respect to the directors of FairMarket.

Class II Director—Term Expires 2002

        Rory J. Cowan, age 49, was elected as a director of FairMarket in March 2001. Mr. Cowan is the founder of Lionbridge Technologies, Inc., a provider of globalization products and services for worldwide deployment of technology and information-based products, where he has served as Chairman of the Board and Chief Executive Officer since September 1996. From September 1996 to March 2000, Mr. Cowan also served as President of Lionbridge. Before founding Lionbridge, Mr. Cowan served as Chief Executive Officer of Interleaf, Inc., a document automation software services company, from October 1996 to January 1997. From May 1995 to June 1996, Mr. Cowan served as Chief Executive Officer of Stream International, Inc., a software and services provider and a division of R.R. Donnelley & Sons, a provider of commercial print and print-related services. Mr. Cowan joined R.R. Donnelley in 1988 and served most recently as Executive Vice President from 1991 to June 1996. Before joining R.R. Donnelley, Mr. Cowan was founder of CSA Press of Hudson, Mass., a software duplication firm, and held positions at Compugraphic Corporation, an automated publishing hardware firm. Mr. Cowan is a graduate of Harvard University and Harvard Business School.

Class I Directors—Term Expires 2004

        Nanda Krish, age 41, has served as a director of FairMarket since April 1997. On January 17, 2002, Mr. Krish was elected as President and Chief Executive Officer of FairMarket, after having served as Interim Chief Executive Officer from July 2001. Mr. Krish has extensive professional experience in general management, sales and marketing and business development at private and public companies in multinational environments. Prior to joining FairMarket, Mr. Krish was co-founder and an operating officer of Verilytics, Inc. (formerly iBelong), a software company that focuses on the e-analytics market, from November 1998 to June 2001. At Verilytics, Mr. Krish's overall responsibility for revenues included direct sales, indirect sales and professional services worldwide. Mr. Krish joined Verilytics from Open Market, Inc., where from 1995 until November 1998, he was a member of the senior management team and played an instrumental role in that company's growth from start-up to a leading market provider of Internet commerce software. As Vice President of Corporate Development at Open Market, Mr. Krish helped revenue growth within strategic accounts such as BT, Sprint and UPS, led the company's European expansion and oversaw three merger and acquisition activities. Previously, Mr. Krish was Vice President and General Manager of the interactive multimedia unit of Electronic Data Systems Corporation (EDS), an information and technology services company, where he helped penetrate broadband and other multimedia markets. Mr. Krish is a graduate of BU/India with a Bachelor of Science degree in Engineering. Mr. Krish came to the U.S. to join graduate studies at the New Jersey Institute of Technology/Rutgers University, where he graduated with dual masters degrees in computer and information services, and management engineering.

        Thomas J. Litle, IV, age 61, was elected as a director of FairMarket on January 11, 2002. Mr. Litle is the founder of Litle & Company and has served as Chairman and Chief Executive Officer of that company since its founding in 1985. From 1985 to 1995, Litle & Company was a provider of information sharing, payment processing and electronic network services for the direct marketing industry. In 1995, the operating business of Litle & Company was sold to First USA. Since that time, Litle & Company has managed various investments, primarily in the direct marketing industry. Since August 2001, Mr. Litle has served as Acting CEO of Phoenix Processing, LLC, a provider of value added payment transaction services to direct marketers. From 1995 to June 2001, Mr. Litle was Chairman of OrderTrust, Inc., which provided services to direct marketers, retailers and loyalty program providers. From January to June 2001, Mr. Litle served as the Interim CEO of OrderTrust, Inc. Mr. Litle is also a director of The J. Jill Group, Inc. Mr. Litle earned an M.B.A. from Harvard Business School and a Bachelor of Science degree from the California Institute of Technology.

Class III Director—Term Expires 2003

        Shikhar Ghosh, age 44, was elected as a director of FairMarket on January 11, 2002. Mr. Ghosh was a founding team member of Verilytics, Inc. (formerly iBelong) and has served as the Chairman of the Board, President and Chief Executive Officer of Verilytics since November 1998. Mr. Ghosh was a founder of Open Market, Inc., where he served as Chairman of the Board from December 1995 to December 2000 and as President and Chief Executive Officer from June 1994 to December 1995. Before founding Open Market, Mr. Ghosh served as Vice President of EDS Communications Industry Group, a systems integration corporation, from 1991 to 1993. Before that, Mr. Ghosh served as CEO of Appex Corporation, an information services and software company that provides software to the wireless industry, and served with the Boston Consulting Group, a strategic consulting firm. Mr. Ghosh earned an M.B.A. from Harvard Business School and an undergraduate degree from the University of Bombay, India.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires FairMarket's executive officers and directors and persons who beneficially own more than 10% of FairMarket's common stock to file reports of ownership and changes in ownership with the SEC and to furnish copies to FairMarket.

        Based upon a review of the reports furnished to FairMarket and representations made to FairMarket by its officers and directors and certain 10% beneficial owners, FairMarket believes that, during 2001, its officers and directors and 10% beneficial owners complied with all applicable reporting requirements, except that At Home Corporation inadvertently failed to file a Form 4 on a timely basis with the SEC to report certain sales of FairMarket's common stock.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

        For 2001, directors who were employees received no additional cash compensation for their services as directors, and each non-employee director received a cash retainer of $15,000. Non-employee directors are eligible to participate in FairMarket's 2000 Stock Option and Incentive Plan at the discretion of the full Board of Directors. Non-employee directors typically are granted an option to purchase 75,000 shares, vesting in three equal annual installments, in connection with their initial election to the Board. Mr. Cowan received such an option grant in March 2001, at an exercise price of $1.625. In August 2001, the Board granted Mr. Cowan an additional option covering 35,000 shares, scheduled to vest in full on May 23, 2002, at an exercise price of $0.98 per share, in consideration of additional Board services performed by Mr. Cowan. In January 2001, the Board granted each of Messrs. Krish and Richard Pallan (who were then non-employee directors of FairMarket) an option to purchase 50,000 shares, vesting in two equal annual installments, at an exercise price of $2.0625 per share, in consideration of additional Board services performed by Messrs. Krish and Pallan. In May 2001, the Board granted Mr. Krish an option to purchase 60,000 shares, with one-half of such shares vesting on the date of grant and the remainder vesting on July 30, 2001, at an exercise price of $1.16 per share, and paid Mr. Krish a special cash payment of $20,000 in consideration of the performance by Mr. Krish of special Board services in connection with the transition of responsibilities from Eileen Rudden, former President of FairMarket, to Janet Smith, in her capacity as Interim President.

Executive Compensation

Summary Compensation Table

        The following table provides information as to compensation paid by FairMarket for 1999, 2000 and 2001 to each person who served as Chief Executive Officer or acted in a similar capacity during 2001 (Mr. Krish, Ms. Rudden and Ms. Smith), the three other persons who were executive officers of FairMarket as of December 31, 2001 and one other person who would have been included among the most highly compensated executive officers of FairMarket for 2001 but for the fact that such person was not employed with FairMarket at the end of the year (the "Named Executive Officers").

Long-term Compensation Awards
Annual Compensation
Name and Principal Position							Restricted Stock Awards	Number of Options	All Other Compensation
	Year	Salary		Bonus
Matthew Ackley Vice President, Corporate Development	2001 2000 1999	$ $ $	150,000 129,615 93,077	$ $	14,063 9,375 —		— — —	130,000 15,000 110,000	$ $	221 190 78	(1) (1) (1)
Nanda Krish(2) President & CEO	2001		$156,182		$50,000		—	288,000		$1,619	(3)
Jeffrey Meyer(4) Former Vice President, Engineering	2001 2000	$ $	160,000 130,769	$ $	17,250 35,000	(5)	— —	130,000 137,500	$ $	450 409	(1) (1)
Scott Randall(6) Former Chairman	2001 2000 1999	$ $ $	87,165 174,038 150,000	$ $	18,250 50,000 —		— — —	200,000 250,000 —	$ $	175,130 260 135	(1)(6) (1) (1)
Eileen Rudden(7) Former President & CEO	2001 2000	$ $	73,563 57,692	$ $	20,313 25,000		— —	275,000 900,000		$200,265 186	(1)(7) (1)

N. Louis Shipley(8) Vice President, Sales and Marketing	2001 2000	$ $	150,000 133,980	$ $	15,625 43,750		$	— 425,000	(10)	205,000 175,000	$ $	150,052 160,153	(1)(9) (1)(11)
Janet Smith(12) Chief Financial Officer & Treasurer	2001		$171,648		$108,362	(13)		—		380,000		$289	(1)

(1)
Represents insurance premiums paid by FairMarket for group life insurance for the benefit of such person.

(2)
Mr. Krish was elected as Interim Chief Executive Officer in July 2001 and as President and Chief Executive Officer in January 2002.

(3)
Represents payments of COBRA insurance premiums during Mr. Krish's term as Interim Chief Executive Officer.

(4)
Mr. Meyer joined FairMarket in January 2000 as Director of Engineering and was promoted to Vice President in January 2001. Mr. Meyer's employment with FairMarket terminated in March 2002.

(5)
Such amount was paid to Mr. Meyer as a starting bonus.

(6)
Mr. Randall's employment with FairMarket terminated in June 2001. The amount reflected in the "All Other Compensation" column for 2001 includes $175,000 paid to Mr. Randall in connection with the termination of his employment.

(7)
Ms. Rudden joined FairMarket as President and Chief Executive Officer in September 2000, and her employment with FairMarket terminated in May 2001. The amount reflected in the "All Other Compensation" column for 2001 includes $200,000 paid to Ms. Rudden in connection with the termination of her employment.

(8)
Mr. Shipley joined FairMarket as Vice President of Sales in January 2000.

(9)
Represents (a) $21,540 in cost-of-living adjustment (COLA) payments and $92,860 in reimbursed housing and automobile expenses in connection with Mr. Shipley's assignment in England, (b) $35,382 in reimbursed relocation expenses in connection with Mr. Shipley's transfer back to the United States during 2001 and (c) insurance premiums paid by FairMarket for group life insurance for the benefit of such person. FairMarket has also agreed to pay Mr. Shipley certain "tax equalization" payments for the period of Mr. Shipley's assignment to England, the amount of which for 2001 has not yet been determined.

(10)
All restrictions on the shares covered by such award had lapsed as of December 31, 2000.

(11)
Represents (a) $16,155 in cost-of-living adjustment (COLA) payments, $34,340 in reimbursed relocation expenses and $56,430 in reimbursed housing and automobile expenses in connection with Mr. Shipley's assignment in England, (b) $53,000 in "tax equalization" payments paid to Mr. Shipley for 2000 in connection with such assignment and (c) insurance premiums paid by FairMarket for group life insurance for the benefit of such person.

(12)
Ms. Smith was elected as Chief Financial Officer in January 2001. Ms. Smith also served as Interim President from May 2001.

(13)
Includes (a) $75,000 paid to Ms. Smith as a starting bonus and (b) $15,000 paid to Ms. Smith as a special bonus in connection with her election as Interim President.

Option Grants in Fiscal Year 2001

        The following table provides certain information with respect to stock options granted by FairMarket during 2001 to each of the Named Executive Officers.

	Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Percent of Total Options Granted to Employees in Fiscal Year
Name	Options Granted			Exercise Price per Share		Expiration Date(1)
								5%		10%
Matthew Ackley	50,000 80,000	1.2 2.0	% %	$ $	2.0625 0.98	1/17/11 8/28/06	(3) (4)	$ $	167,980 100,060	$ $	267,480 126,264
Nanda Krish(5)	128,000 60,000	3.2 4.0	% %	$ $	1.00 0.98	7/20/11 8/28/06	(6) (4)	$ $	208,499 200,121	$ $	331,999 252,528
Jeffrey Meyer	50,000 80,000	1.2 2.0	% %	$ $	2.0625 0.98	1/17/11 8/28/06	(3)(7) (4)(7)	$ $	167,980 100,060	$ $	267,480 126,264
Scott Randall	50,000 50,000 100,000	1.2 1.2 2.5	% % %	$ $ $	2.0625 2.0625 1.00	1/17/11 1/17/11 4/30/11	(3)(8) (9)(8) (8)	$ $ $	167,980 167,980 162,889	$ $ $	267,480 267,480 259,374
Eileen Rudden	50,000 225,000	1.2 5.6	% %	$ $	2.0625 2.0625	1/17/11 1/17/11	(3)(10) (9)(10)	$ $	167,980 755,909	$ $	267,480 1,203,659
N. Louis Shipley	50,000 75,000 80,000	1.2 1.9 2.0	% % %	$ $ $	2.0625 2.0625 0.98	1/17/11 1/17/11 8/28/06	(3) (9) (4)	$ $ $	167,980 251,970 100,060	$ $ $	267,480 401,220 126,264
Janet Smith	200,000 50,000 50,000 80,000	5.0 1.2 1.2 2.0	% % % %	$ $ $ $	1.4375 2.0625 1.16 0.98	1/8/11 1/17/11 5/14/05 8/28/06	(11) (3) (12) (4)	$ $ $ $	468,307 167,980 74,024 100,060	$ $ $ $	745,701 267,480 93,410 126,264

(1)
All of the options listed in this table were granted under FairMarket's 2000 Stock Option and Incentive Plan, which provides that upon certain "sale events" involving FairMarket, if provision is not made for appropriate substitution or adjustment of outstanding stock options, the options will automatically become fully vested. The vesting of these options (other than the options granted in August 2001) is also subject to acceleration under the agreements described under "Severance and Change of Control Agreements" below.

(2)
Potential Realizable Value is the value of the granted options, based on the assumed annual growth rates of the share price shown during the option term. For example, a 5% growth rate, compounded annually, for Mr. Shipley's 50,000 share option grant, with its $2.0625 per share exercise price and 10-year option term, results in a share price of $3.36 per share, and a 10% growth rate, compounded annually, for that grant results in a share price of $5.35 per share. These potential realizable values are listed to comply with the regulations of the SEC, and FairMarket cannot predict whether these values will be achieved. Actual gains, if any, on stock option exercises are dependent on the future performance of FairMarket's common stock.

(3)
Option vests in full on January 17, 2005. Option was granted under an executive incentive option program, under which the option was subject to acceleration by 100% if each of two financial targets for 2001 were met, which targets were not met.

(4)
Option vests in full on August 28, 2004. Under the Transaction Bonus Plan described under "Severance and Change of Control Agreements" below, which terminates on August 28, 2002, each option is subject to acceleration by 100% upon the closing of a qualifying "transaction" (as defined in that Plan).

(5)
Does not include options granted to Mr. Krish during 2001 before his election as Interim Chief Executive Officer. The options granted to Mr. Krish prior to that time, in his former capacity as a non-employee director, are described above under "Director Compensation."

(6)
Option was granted in connection with the election of Mr. Krish as Interim Chief Executive Officer. Option vested in equal monthly installments over a six-month period, such that the option was vested in full as of January 20, 2002.

(7)
Such options terminated in full in March 2002 in connection with the termination of Mr. Meyer's employment with FairMarket.

(8)
In connection with the termination of Mr. Randall's employment with FairMarket in June 2001, (a) the option to purchase 50,000 shares described in footnote (3) above terminated in full on the date of termination and (b) the vesting of the option to purchase 50,000 shares described in footnote (9) below and of the option to purchase 100,000 shares was accelerated in full on the date of termination and the exerciseability of these options was extended to December 29, 2002, on which date those options will expire.

(9)
Option vests over a four-year period. Option was granted under an executive retention option program, under which the option was subject to acceleration by 50% if each of two financial targets for 2001 were met, which targets were not met.

(10)
In connection with the termination of Ms. Rudden's employment with FairMarket in May 2001, (a) the option to purchase 50,000 described in footnote (3) above terminated in full on the date of termination and (b) the vesting of 112,500 of the shares under the option to purchase 225,000 shares described in footnote (9) above was accelerated as of the date of termination and the exerciseability of this option was extended to November 14, 2002, on which date this option will expire.

(11)
Option vests over a four-year period and expires 10 years from the date of grant.

(12)
Option was granted in connection with the election of Ms. Smith as Interim President. One-half of this option vested on the date of grant and the remainder vested on September 14, 2001.

Aggregate Option Exercises in Fiscal Year 2001
and Year-End Option Values

        The following table sets forth the number of shares of our common stock covered by all stock options held by the Named Executive Officers as of December 31, 2001. None of the Named Executive Officers exercised any stock options during 2001. The value of unexercised in-the-money options is based on the closing price of our common stock as reported by Nasdaq on December 31, 2001, minus the exercise price, multiplied by the number of shares underlying the options.

	Number of Securities Underlying Unexercised Options at December 31, 2001
			Value of Outstanding In-the-Money Options at December 31, 2001
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Matthew Ackley	103,750	181,250	$83,650	$59,350
Nanda Krish	191,670	281,330	$12,800	$24,960
Jeffrey Meyer(1)	48,438	219,062	—	$11,200
Scott Randall(2)	290,625	—	$12,000	—
Eileen Rudden(3)	450,000	—	—	—
N. Louis Shipley	104,688	275,312	—	$11,200
Janet Smith	50,000	330,000	—	$11,200

(1)
Mr. Meyer's employment with FairMarket terminated in March 2002.

(2)
Mr. Randall's employment with FairMarket terminated in June 2001.

(3)
Ms. Rudden's employment with FairMarket terminated in May 2001.

Severance and Change of Control Agreements

        Severance Agreements.    FairMarket and each of Messrs. Ackley, Meyer and Shipley and Ms. Smith are parties to an amended severance agreement dated as of October 11, 2001. These agreements provide that if the officer's employment with FairMarket is terminated other than "for cause" (as defined in the severance agreements) or if the officer terminates their employment with FairMarket for "good reason" (as defined in the severance agreements) during the two-year period following the occurrence of a "change of control" (as defined in the severance agreements), then (a) all outstanding options held by that person (including those listed above under "Option Grants in Fiscal Year 2001," other than the options granted in August 2001) will accelerate in full upon such termination and (b) FairMarket will pay that person a lump-sum cash amount equal to the greater of (1) the sum of that person's annual base salary as of the termination date plus their target bonus (defined as 25% of that person's annual base salary for Messrs. Ackley and Meyer and Ms. Smith and as $50,000 for Mr. Shipley) or (2) the sum of the base salary paid or payable to that person during the 12 months preceding the termination date plus the total of the bonuses paid to or payable to that person with respect to the preceding four quarters. The agreement with Ms. Smith also provides that if her employment with FairMarket is terminated other than "for cause" or she terminates her employment with FairMarket for "good reason," in each case other than during the two-year period following the occurrence of a "change of control," then (a) all outstanding options held by her (including those listed above under "Options Grants in Fiscal Year 2001," other than the option granted to her in August 2001) will accelerate by one year and (b) FairMarket will continue to pay Ms. Smith her base salary for six months following her termination date.

        In May 2001, FairMarket and Ms. Rudden entered into an amended severance agreement in connection with the termination of her employment with FairMarket, which provided for the following: (a) the payment to her of an amount equal to one year of her base salary in one lump sum; and

(b) the acceleration of the vesting of a portion of one of the options granted to her on January 17, 2001 as described above under "Option Grants in Fiscal Year 2001," the acceleration of the vesting of 337,500 of the shares under the option covering 900,000 shares that was granted to her in September 2000, and the extension of the period during which such stock options (to the extent vested on her termination date) will remain exercisable to November 14, 2002.

        In June 2001, FairMarket and Mr. Randall entered into an amended severance agreement in connection with the termination of his employment, which provided for the following: (a) the payment to him of an amount equal to one year of his base salary in one lump sum; and (b) the acceleration of the vesting of a portion of one of the options granted to him on January 17, 2001 and the acceleration in full of the option granted to him on April 3, 2001 as described above under "Option Grants in Fiscal Year 2001," the acceleration of 62,500 of the shares under the option covering 250,000 shares that was granted to him in February 2000, and the extension of the period during which such stock options (to the extent vested on his termination date) will remain exercisable to December 29, 2002.

        In January 2002, FairMarket entered into a severance agreement with Mr. Krish which provides that if Mr. Krish's employment with FairMarket is terminated other than "for cause" (as defined in that severance agreement) or if he terminates his employment with FairMarket for "good reason" (as defined in that severance agreement) during the one-year period following the occurrence of a "change of control" (as defined in that severance agreement), then (a) all outstanding options held by him (including those listed above under "Option Grants in Fiscal Year 2001" and all other options granted to him to date) will accelerate in full upon such termination and (b) FairMarket will pay him a lump-sum cash amount equal to one year of his base salary plus one year's target bonus. This agreement also provides that if Mr. Krish's employment with FairMarket is terminated other than "for cause" or if he terminates his employment with FairMarket for "good reason," in each case other than during the one-year period following the occurrence of a "change of control," then (a) all outstanding options held by him (including those listed above under "Options Grants in Fiscal Year 2001," other than the option granted to him in August 2001) will accelerate by one year and (b) FairMarket will continue to pay him his base salary for eight months following his termination date.

        Each of the agreements described also prohibits the executive from competing with FairMarket and its affiliates or soliciting any employee of FairMarket or its affiliates for a period of one year following termination of the executive's employment with FairMarket.

        Transaction Bonus Plan.    In August 2001, the Board of Directors adopted a Transaction Bonus Plan under which each of our executive officers was granted a stock option on August 28, 2001 as described above under "Option Grants in Fiscal Year 2001," each of which is subject to acceleration by 100% upon the closing of a qualifying "transaction" (as defined in this Plan). This Plan terminates on August 28, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        For the year ended December 31, 2001, FairMarket's executive compensation program was administered either by the full Board of Directors or, until July 2001, by the Compensation Committee. Neither Mr. Cowan nor Mr. Pallan (a former director of FairMarket), each of whom served as a member of our Compensation Committee during 2001, has ever been an officer or employee of FairMarket. Mr. Krish also served on the Compensation Committee during 2001. Mr. Krish was elected as Interim Chief Executive Officer of FairMarket in July 2001, following which our executive compensation program was administered by our Board of Directors rather than the Compensation Committee. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

STOCK PERFORMANCE GRAPH

        The graph below compares the cumulative total stockholder return on FairMarket's common stock with the cumulative total return of (a) the Nasdaq Stock Market Index (U.S.) (the "Nasdaq Index"), (b) the JP Morgan H&Q Internet 100 Index and (c) a peer group that includes the following businesses, which FairMarket considers to be a peer group: Ariba, Inc., Commerce One, Inc., Digital River, Inc., eBay Inc. and ADB Systems International Inc. (formerly named Bid.com International Inc.). The graph assumes that $100 was invested in each of our common stock, the Nasdaq Index, the JP Morgan H&Q Internet 100 Index and the peer group on March 14, 2000 (the date on which our common stock was first publicly traded) and reflects the return through December 31, 2001, and assumes the reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of FairMarket's common stock. We have elected to replace the peer group index used in the graph below with the JP Morgan H&Q Internet 100 Index because we believe that the JP Morgan H&Q Internet 100 Index is more representative of peer companies and will thus facilitate greater comparability between FairMarket and its peers. As required by regulations of the SEC applicable to such changes, comparisons shown this year include both indices.

	3/14/00	3/31/00	6/30/00	9/30/00	12/31/00	3/31/01	6/30/01	9/30/01	12/31/01
FairMarket, Inc.	$100.00	$46.91	$14.56	$6.70	$3.09	$2.58	$2.04	$1.86	$2.31
Peer Group	$100.00	$76.06	$55.54	$79.79	$31.43	$15.76	$24.28	$15.49	$23.76
JP Morgan H&Q Internet 100 Index	$100.00	$83.97	$62.29	$59.53	$30.93	$19.12	$24.09	$13.99	$19.90
Nasdaq Index	$100.00	$97.65	$84.91	$78.13	$52.32	$39.05	$46.03	$31.93	$41.51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows the amount of common stock of FairMarket beneficially owned as of March 18, 2002 by:

  •
  each director;

  •
  each of the Named Executive Officers;

  •
  all directors and executive officers of FairMarket as a group; and

  •
  each person known by FairMarket to beneficially own more than 5% of our outstanding common stock.

        Beneficial ownership of common stock includes shares that are directly owned or jointly owned, as well as shares over which the individual or entity has sole or shared investment or voting authority. Beneficial ownership of common stock also includes shares that the individual or entity has the right to acquire (through the exercise of options or warrants or any other right) within 60 days after March 18, 2002. Unless otherwise indicated, the address for the directors and executive officers of FairMarket listed in the table below is c/o FairMarket, Inc., 500 Unicorn Park Drive, Woburn, Massachusetts 01801.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Directors and Executive Officers
Matthew Ackley	123,325	(2)	*
Nanda Krish	321,700	(3)	1.1%
Jeffrey Meyer(4)	88,500	(4)	*
Scott Randall(5)	3,976,625	(5)	13.5%
Eileen Rudden(6)	450,000	(6)	1.5%
N. Louis Shipley	207,044	(7)	*
Janet Smith	112,500	(8)	*
Rory Cowan	25,000	(9)	*
Shikhar Ghosh	0		*
Thomas Litle	0		*
All directors and Named Executive Officers as a group (10 persons)	5,304,694	(10)	17.3%
Other 5% Beneficial Owners
JHC Investment Partners, LLC c/o Barington Capital Group, L.P. 888 Seventh Avenue, 17th Floor New York, NY 10019	3,485,500	(11)	11.9%
Lloyd I. Miller, III 4550 Gordon Drive Naples, FL 34102	3,673,588	(12)	12.6%
Sierra Ventures Associates VII LLC 3000 Sand Hill Road Menlo Park, CA 94025	4,925,334	(13)	16.9%
Ticketmaster 3701 Wilshire Boulevard Los Angeles, CA 90010	2,250,000	(14)	7.7%

*
Less than 1%

(1)
The total number of shares of common stock outstanding used in calculating the percentage ownership of a beneficial owner assumes that all options and warrants to acquire shares of FairMarket's common stock held by such beneficial owner (but not those held by any other person) that were exercisable on, or become exercisable within 60 days of, March 18, 2002 are exercised.

(2)
Includes 113,125 shares of common stock issuable upon the exercise of options.

(3)
Includes 263,000 shares of common stock issuable upon the exercise of options.

(4)
Mr. Meyer's employment with FairMarket terminated in March 2002. Includes 87,500 shares of common stock issuable upon the exercise of options.

(5)
Mr. Randall's employment with FairMarket terminated in June 2001, and Mr. Randall resigned as a director of FairMarket in February 2002. Includes 290,625 shares of common stock issuable upon the exercise of options. Mr. Randall's address is: c/o Morse, Barnes-Brown & Pendleton, P.C., Reservoir Place, 1601 Trapelo Road, Waltham, Massachusetts 02451.

(6)
Ms. Rudden's employment with FairMarket terminated in May 2001. Consists of 450,000 shares of common stock issuable upon the exercise of options.

(7)
Includes 139,063 shares of common stock issuable upon the exercise of options.

(8)
Consists of 112,500 shares of common stock issuable upon the exercise of options.

(9)
Consists of 25,000 shares of common stock issuable upon the exercise of options.

(10)
Includes 1,480,813 shares of common stock issuable upon the exercise of options.

(11)
This information is based solely on a Schedule 13D filed by JHC Investment Partners, LLC, musicmaker.com, Inc., Jewelcor Management, Inc. and Barington Companies Equity Partners, L.P. with the SEC on March 7, 2002.

(12)
This information is based solely on a Schedule 13D filed by Mr. Miller with the SEC on February 13, 2002. According to such Schedule 13D, such shares include shares held by various related trusts and other entities and consist of: 2,531,052 shares as to which Mr. Miller has sole voting power and sole dispositive power; and 1,142,536 shares as to which Mr. Miller has shared voting and dispositive power.

(13)
This information is based on a Schedule 13G filed by such entity with the SEC on February 14, 2001, as amended through February 14, 2002.

(14)
This information is based on a Schedule 13G filed by Ticketmaster (formerly Ticketmaster Online-CitySearch, Inc.) with the SEC on March 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Scott Randall, who benefically owns approximately 13.0% of our outstanding common stock as of March 18, 2002, resigned as an officer of FairMarket in June 2001 and as a director in February 2002. Mr. Randall received specified payments in connection with the termination of his employment as an officer of FairMarket which are described above under "Item 11. Executive Compensation."

Date: April 30, 2002	FAIRMARKET, INC. (Registrant)
	By:	/s/ JANET SMITH Janet Smith Chief Financial Officer and Treasurer

QuickLinks

PART III
Summary Compensation Table
Aggregate Option Exercises in Fiscal Year 2001 and Year-End Option Values
STOCK PERFORMANCE GRAPH