Form 10-Q
period 2002-03-31
FAIRMARKET INC
filed 2002-05-15
CIK 1053676

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number 000-29423

FAIRMARKET, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3351937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Unicorn Park Drive, Woburn, MA 01801-3341 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (781) 376-5600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of May 1, 2002 was 29,301,257.

FAIRMARKET, INC.

FORM 10-Q

For the Quarter Ended March 31, 2002

INDEX

        FAIRMARKET is a registered service mark, and the FairMarket logo, FairMarket Network and MarketSelect are service marks, of FairMarket, Inc. The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAIRMARKET, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$19,644	$20,329
Marketable securities	17,899	19,977
Restricted cash	481	481
Accounts receivable, net of allowance for doubtful accounts of $605 and $563 at March 31, 2002 and December 31, 2001, respectively	480	639
Prepaid expenses and other current assets	2,244	1,240

Total current assets	40,748	42,666
Long-term marketable securities	22,943	23,066
Property and equipment, net	3,646	5,718

Total assets	$67,337	$71,450

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$260	$383
Accrued expenses	1,395	1,489
Deferred revenue	511	238
Current portion of accrual for unutilized office space	1,091	—
Current portion of long-term lease obligation	143	145

Total current liabilities	3,400	2,255
Long-term portion of accrual for unutilized office space	2,247	—
Other long-term liabilities	297	338

Total liabilities	5,944	2,593

Stockholders' equity:
Preferred stock	—	—
Common stock	30	29
Additional paid-in capital	189,384	189,370
Deferred compensation and equity-related charges	(6,056)	(10,580)
Accumulated other comprehensive loss, net	(176)	(13)
Accumulated deficit	(121,789)	(109,949)

Total stockholders' equity	61,393	68,857

Total liabilities and stockholders' equity	$67,337	$71,450

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenue	$1,311	$2,452

Operating expenses:
Cost of revenue (exclusive of $39 in 2002 and $64 in 2001 reported below as equity-related charges)	1,024	1,356
Sales and marketing (exclusive of $4,322 in 2002 and $5,627 in 2001 reported below as equity-related charges)	634	3,451
Development and engineering (exclusive of $72 in 2002 and $130 in 2001 reported below as equity-related charges)	794	1,720
General and administrative (exclusive of $46 in 2002 and $88 in 2001 reported below as equity-related charges)	2,125	2,948
Unutilized office space charge	4,500	—
Equity-related charges	4,479	5,909

Total operating expenses	13,556	15,384

Loss from operations	(12,245)	(12,932)
Other income, net	405	1,133

Net loss	$(11,840)	$(11,799)

Basic and diluted net loss per share	$(0.41)	$(0.41)

Shares used to compute basic and diluted net loss per share	29,157	28,728

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(11,840)	$(11,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	891	921
Reserve for uncollectible accounts	42	(111)
Amortization of email marketing database	—	1,917
Amortization of deferred compensation and equity-related charges	4,479	6,141
Loss on disposal of property and equipment	1,169	—
Current portion of accrual for unutilized office space	1,091	—
Long-term portion of accrual for unutilized office space	2,247	—
Changes in operating assets and liabilities:
Accounts receivable	114	(62)
Prepaid expenses and other current assets	(1,012)	111
Accounts payable	(120)	(286)
Accrued expenses	(93)	(913)
Deferred revenue	274	(111)
Other non-current liabilities	(42)	(43)

Net cash used in operating activities	(2,800)	(4,235)

Cash flows from investing activities:
Additions to property and equipment	—	(623)
Purchases of marketable securities	(48,000)	—
Proceeds from maturity of marketable securities	50,060	14,959

Net cash provided by investing activities	2,060	14,336

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	60	36
Repayment of capital lease	(49)	(54)

Net cash provided by (used in) financing activities	11	(18)

Effect of foreign exchange rates on cash and cash equivalents	44	(20)

Net (decrease) increase in cash and cash equivalents	(685)	10,063
Cash and cash equivalents, beginning of period	20,329	61,125

Cash and cash equivalents, end of period	$19,644	$71,188

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Business

        FairMarket, Inc. ("FairMarket" or the "Company") provides private-label, Internet-based marketing and commerce solutions that incorporate dynamic pricing. The Company offers a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. FairMarket's solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as consumers on their own sites. FairMarket's technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

2.    Basis of Presentation

        The accompanying consolidated interim financial statements of FairMarket are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 2001. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, which are contained in FairMarket's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited, The FairMarket Network Pty Ltd, FairMarket GmbH and FairMarket Securities Corporation. All intercompany transactions and balances have been eliminated in consolidation.

3.    Equity-related and Unutilized Office Space Charges

        Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (ii) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value. At March 31, 2002, deferred stock compensation was $990,000, net of amortization of $176,000 and canceled stock options valued at $45,000. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. For the three months ended March 31, 2002 and 2001, related expense recognized was $176,000 and $414,000, respectively.

        At March 31, 2002, other deferred equity-related charges, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $5.1 million, net of amortization of $4.3 million. Included in other deferred equity-related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc. (now known as At Home Corporation), which converted into shares of the Company's common stock upon the Company's initial public offering. The Company recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of the Company's initial public offering and the Company recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of the Company's original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement was modified to the initial 18-month term of the new auction services agreement entered into by the Company and At Home at that time. At March 31, 2002, the unamortized value on the Company's balance sheet of the stock issued to Excite was approximately $3.3 million, which will be expensed in the second quarter of 2002.

        Other deferred equity-related charges are being amortized ratably over the terms of the related agreements, from 18 months to three years (ending in September 2002) for the three months ended March 31, 2002 and from 18 months to five years for the three months ended March 31, 2001. For the three months ended March 31, 2002 and 2001, related expense recognized was $4.5 million and $5.7 million, respectively.

        In the first quarter of 2002, the Company recorded a one-time charge of $4.5 million for unutilized office space at the Company's Woburn, Massachusetts headquarters. This charge includes rent and other related costs for a significant portion of the Company's leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures.

4.    Net Loss per Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be antidilutive. For the three months ended March 31, 2002 and 2001, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common equivalent shares would be anti-dilutive.

        Certain securities were not included in the computation of diluted net loss per share for the quarters ended March 31, 2002 and 2001, because they would have had an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase approximately 5,313,989 shares of common stock with exercise prices of $0.10 to $9.66 per share at March 31, 2002 and options to purchase 6,556,000 shares of common stock with exercise prices of $0.10 to $9.66 per share at March 31, 2001; and (ii) warrants to purchase 4,650,000 shares of common stock with an exercise price of $1.71 per share at March 31, 2001.

5.    Comprehensive Loss

        For the three months ended March 31, 2002 and 2001, total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(11,840)	$(11,799)
Changes in other comprehensive loss:
Foreign currency translation adjustments	(21)	(20)
Unrealized loss on marketable securities	(142)	(19)

Total comprehensive loss	$(12,003)	$(11,838)

6.    Stock Option Exchange

        On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the Company's common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of the Company's common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock on March 31, 2002 was below $2.1875, therefore no related charge was recognized for the quarter ended March 31, 2002.

7.    Revenues and Long-lived Assets by Geographic Region

        The table below presents revenues by principal geographic region for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31,
	2002	2001
United States	$950	$1,866
United Kingdom	337	430
All other	24	156

Total	$1,311	$2,452

        The table below presents long-lived assets by principal geographic region as of March 31, 2002 and December 31, 2001 (in thousands):

	March 31, 2002	December 31, 2001
United States	$3,055	$5,021
United Kingdom	591	697
All other	—	—

Total	$3,646	$5,718

8.    Accounting for Consideration Given by a Vendor to a Customer

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or as an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction of revenue unless both the following conditions are met:

  (a)
  the vendor receives an identifiable benefit in exchange for the consideration, and the benefit is sufficiently separable from the customer's purchase of the vendor's products and services such that the customer could have purchased the products from another third party; and
  (b)
  the vendor can reasonably estimate the fair value of the benefit received.

        If both criteria are met, consideration paid to the customer may be recognized as an expense. If consideration, including equity instruments, does not meet the above criteria, the vendor must characterize the recognition of such consideration as a reduction of revenue, to the extent there is cumulative revenue from such customer. Any recognition in excess of cumulative revenue for such consideration is recorded as an expense.

        During the quarter ended March 31, 2001, the Company recognized amortization of equity-related charges for Excite and Microsoft Corporation as sales and marketing expense. In that same quarter, the Company recognized revenue of $232,000 from Excite and Microsoft. As a result of the adoption of EITF 01-09, the Company has reclassified $232,000 of equity-related charges for the period ended March 31, 2001 as a reduction of revenue since it did not meet both of the above criteria. There was no impact to net loss. There was also no impact on the quarter ended March 31, 2002, and the Company does not expect an impact on future periods, as a result of the adoption of EITF 01-09. However, the Company will reclassify approximately $231,000 and $5,000 of equity-related charges for the quarters ended June 30, 2001 and September 30, 2001, respectively, as a reduction of revenue for comparative purposes when it reports its financial results for the second and third quarters of 2002, respectively.

9.    Commitments and Contingencies

        FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. FairMarket intends to defend the lawsuits vigorously.

10.    Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and thus were adopted by the Company on January 1, 2002. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS No. 142 are effective from the date of acquisition. The adoption of SFAS No. 141 and 142 had no impact on the Company's financial statements and related disclosures.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption had no impact on its financial statements and related disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: market acceptance of our online auction and other e-commerce services; growth of the market for dynamic e-commerce services; the competitive nature of the online markets in which we operate; economic conditions; our ability to generate significant revenue to reach profitability; our ability to retain existing customers and to obtain new customers; our ability to attract and retain qualified personnel; the operation and capacity of our network system infrastructure; our ability to expand or maintain our operations in our international geographic markets and the currency, regulatory and other risks associated with doing business in international markets; our limited operating history; and the other risks and uncertainties discussed under the heading "Factors that May Affect Results of Operations and Financial Condition" on page 14 of this Form 10-Q. You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 and in other reports filed by us with the Securities and Exchange Commission.

Overview

        FairMarket provides private-label, Internet-based marketing and commerce solutions that incorporate dynamic pricing. We offer a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. Our solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as consumers on their own sites. Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

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

Critical Accounting Policies

        We identified critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2001. These critical accounting policies relate to revenue recognition and allowance for doubtful accounts. No changes to these critical policies have taken place in the three-month period ended March 31, 2002.

New Accounting Pronouncements

        Effective in the first quarter of 2002, the Emerging Issues Task Force Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"), requires that companies report non-cash stock compensation to customers as a reduction in revenue, rather than as equity-related charges expense, for all periods presented. During the quarter ended March 31, 2001, we recognized amortization of equity-related charges for Excite, Inc. and Microsoft Corporation as sales and marketing expense. In that same quarter, we recognized revenue of $232,000 from Excite and Microsoft. As a result of the adoption of EITF 01-09, we have reclassified $232,000 of equity-related charges for the period ended March 31, 2001 as a reduction of revenue. There was no impact to net loss. There was also no impact on the quarter ended March 31, 2002, and we do not expect an impact on future periods, as a result of the adoption of EITF 01-09. However, we will reclassify approximately $231,000 and $5,000 of equity-related charges for the quarters ended June 30, 2001 and September 30, 2001, respectively, as a reduction of revenue for comparative purposes when we report our financial results for the second and third quarters of 2002, respectively.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and thus were adopted by us on January 1, 2002. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS No. 142 are effective from the date of acquisition. The adoption of SFAS No. 141 and 142 had no impact on our financial statements and related disclosures.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. We adopted SFAS No. 144 on January 1, 2002 and the adoption had no impact on our financial statements and related disclosures.

Results of Operations for the Quarters Ended March 31, 2002 and 2001

        For the quarter ended March 31, 2002, our net loss was $11.8 million, or $(0.41) per share, which was flat compared to our net loss of $11.8 million, or $(0.41) per share, for the quarter ended March 31, 2001. In the first quarter of 2002, we recorded a one-time charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters. Excluding the accrual for unutilized office space of $4.5 million, our net loss for the quarter ended March 31, 2002 was $7.3 million, or $(0.25) per share. Excluding the accrual for unutilized office space, the decrease in net loss for the quarter ended March 31, 2002 compared to the same period of last year is primarily due to a decrease in total operating expenses of $6.6 million, partially offset by a decrease in revenue of $1.1 million and a decrease in other income, net, of $728,000. For 2002, we expect our operating losses and negative operating cash flows to improve as we continue in our effort to achieve operating cash flow breakeven by the end of the year.

  Revenue

        Total revenue was $1.3 million for the quarter ended March 31, 2002, a decrease of $1.1 million, or 47%, compared to total revenue of $2.5 million for the quarter ended March 31, 2001, which reflects the reclassification of revenue under EITF 01-09 described above. The decrease in revenue for the quarter ended March 31, 2002 compared to the same period last year is primarily due to the decrease in the number of our customers described below. Also contributing to the decrease in total revenue was a decrease in professional services fees, which represented approximately 3% of total revenue for the quarter ended March 31, 2002 compared to 12% of total revenue for the quarter ended March 31, 2001. Also reflected in this decrease is the effect of the revenue shift we began to experience in the second half of 2001 as described above, from fixed monthly fees for hosting and maintaining customers' sites to transaction-based fees, and the percentage increase in the number of our customers that use our MarketSelect service, the fees for which are primarily transaction-based.

        International revenue for the quarter ended March 31, 2002 was $361,000 (primarily from customers in the U.K.), representing 27.5% of total revenue for the quarter. International revenue for the quarter ended March 31, 2001 was $586,000 (also primarily from customers in the U.K.), representing 23.9% of total revenue for the quarter. There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. We price, invoice and collect fees for our international services primarily in the local currency. To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

        We generally charge a one-time set-up fee for the design, development and implementation of a customer's dynamic pricing site or our MarketSelect service. Implementation also frequently entails customization and other professional services, for which we charge a professional services fee. The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented. These fees are generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period. At March 31, 2002 and 2001, there was $511,000 and $895,000, respectively, of deferred revenue primarily relating to set-up fees and professional services fees.

        During 2001, approximately 56 customer contracts were terminated, either by us or by the customer, primarily as a result of economic conditions as a result of which many of our customers suffered significant adverse financial consequences that led in some cases to the customer ceasing operations and in other cases to the customer refocusing on other areas of their business. During the first quarter of 2002, an additional 10 customer contracts were terminated. We ended the first quarter of 2002 with 56 customers, compared to 55 customers at December 31, 2001 and 61 customers at March 31, 2001.

        Average revenue per customer decreased to $23,600 for the first quarter of 2002 from $41,600 for the first quarter of 2001. Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

        We believe that total revenue for the second quarter of 2002 will not change materially from the first quarter of 2002.

  Operating Expenses

        Cost of revenue consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue was $1.0 million for the quarter ended March 31, 2002, a decrease of $332,000, or 24%, compared to $1.4 million for the quarter ended March 31, 2001. As a percentage of revenue, cost of revenue increased to 78% for the three months ended March 31, 2002, compared to 55% for the three months ended March 31, 2001. The decrease of $332,000 for the quarter ended March 31, 2002 compared to the same period of last year resulted primarily from a reduction in salaries and related expenses resulting from headcount reductions in the second and third quarters of 2001.

        Gross profit decreased to 22% for the quarter ended March 31, 2002 compared to 45% for the quarter ended March 31, 2001. This decrease in gross profit is primarily attributable to the decrease in revenue described above. The gross profits reported above are not necessarily indicative of gross profits for future periods. Actual gross profits may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs. Our cost of revenue components are highly fixed in nature and will continue to be fixed in the short term, as a result of which gross profit is largely based on unpredictable revenue trends.

        Sales and marketing expenses were $634,000 for the quarter ended March 31, 2002, a decrease of $2.8 million, or 82%, compared to sales and marketing expenses of $3.5 million for the quarter ended March 31, 2001. The decrease is primarily due to the absence in the quarter ended March 31, 2002 of amortization reflected in the quarter ended March 31, 2001 in the amount of $1.9 million related to the amortization of an email marketing database which we purchased from At Home Corporation (formerly known as Excite, Inc.) in the fourth quarter of 2000 for cash in connection with the termination of our original agreement with Excite and which was amortized over its useful life in 2001. Also contributing to the decrease in sales and marketing expenses was a reduction in salaries and related expenses of $758,000 resulting from lower headcount and a reduction in marketing expenses of $159,000. We believe that sales and marketing expenses will decrease in absolute dollars in the second quarter of 2002 compared to the first quarter of 2002.

        Development and engineering expenses were $794,000 for the quarter ended March 31, 2002, a decrease of $926,000, or 54%, compared to development and engineering expenses of $1.7 million for the quarter ended March 31, 2001. This decrease is primarily due to a reduction in salaries and related expenses resulting from lower headcount. We believe that development and engineering expenses will decrease in absolute dollars in the second quarter of 2002 compared to the first quarter of 2002.

        General and administrative expenses were $2.1 million for the three months ended March 31, 2002, a decrease of $823,000, or 28%, compared to general and administrative expenses of $2.9 million for the three months ended March 31, 2001. The decrease is primarily attributable to a reduction in salary and related expenses resulting from lower headcount and a decrease in bad debt expense, partially offset by an increase in legal fees and insurance costs. We believe that general and administrative expenses will decrease in absolute dollars in the second quarter of 2002 compared to the first quarter of 2002.

        Unutilized office space charge.    In the first quarter of 2002, we recorded a one-time charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters. This charge includes rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures.

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

        At March 31, 2002, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $990,000, net of amortization of approximately $176,000 and canceled stock grants valued at approximately $45,000. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

        At March 31, 2002, other deferred equity-related charges, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $5.1 million, net of amortization of $4.3 million. Included in other deferred equity-related charges is the value of shares of Series D convertible preferred stock issued to Excite, which converted into shares of our common stock upon our initial public offering. We recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of our initial public offering and we recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of our original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement was modified to the initial 18-month term of the new auction services agreement that we entered into with At Home at that time. At March 31, 2002, the unamortized value on our balance sheet of the stock issued to Excite was approximately $3.3 million, which will be expensed in the second quarter of 2002.

Other Income, net

        Other income, net, was $405,000 for the three months ended March 31, 2002, a decrease of $728,000 compared to other income, net, of $1.1 million, for the three months ended March 31, 2001. This decrease is due to lower interest income from lower average balances of cash, cash equivalents and investments and lower interest rates in the first quarter of 2002 compared to the same period of last year.

Liquidity and Capital Resources

        At March 31, 2002, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $61 million.

        Cash used in operating activities was $2.8 million for the three months ended March 31, 2002 and $4.2 million for the three months ended March 31, 2001. Net cash flows from operating activities for the three months ended March 31, 2002 reflect a net loss of $11.8 million combined with an increase in prepaid expenses and other current assets, partially offset by depreciation, amortization of deferred compensation and equity-related charges, loss on disposal of property and equipment, and short- and long-term liabilities related to the unutilized office space charge.

        Cash provided by investing activities was $2.1 million for the three months ended March 31, 2002. Net cash provided by investing activities for the three months ended March 31, 2002 is primarily attributable to proceeds from the sale of marketable securities. For the three months ended March 31, 2001, net cash provided by investing activities was $14.3 million, which includes $15.0 million from the maturity of marketable securities partially offset by $623,000 used for the purchase of property and equipment.

        Cash provided by financing activities was $11,000 for the three months ended March 31, 2002. For the three months ended March 31, 2001, cash used in financing activities was $18,000.

        We expect our operating expenses, excluding the one-time charge related to unutilized office space, to decrease in absolute dollars for 2002 compared to 2001 as a result of cost containment measures that we implemented in 2001, and expect to fund these operating expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for both the short-term and long-term. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

        For the three months ended March 31, 2002, we incurred a net loss of approximately $11.8 million, which represented approximately 903.1% of our revenue for the same period. As of March 31, 2002, we had an accumulated deficit of approximately $121.8 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve operating cash flow breakeven by the end of 2002, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings. Any such investment will depend on the availability of funds.

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

        Our workforce reductions may impact our ability to attract or retain key personnel.

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

        We cannot assure you that we will be successful in hiring or retaining qualified personnel. Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand or maintain our operations.

  We may not be successful in international markets.

        A component of our strategy has been to attract customers outside the U.S. For the three months ended March 31, 2002, revenue under contracts with customers outside the U.S. represented 27.5% of our total revenue. We believe that significant opportunities exist in international markets, and it is our intention to continue to compete in certain of these markets. During 2000, we opened offices in England, Australia and Germany. In the first quarter of 2002, we completed the closing of our office in Australia. We continue to service our Australian customers out of our U.S. operations. During the third quarter of 2001, we completed the closing of our office in Germany. We continue to evaluate our international strategy. Doing business in international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new international markets or that we will be successful in international markets.

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

  •
  political instability.

        Any of the above factors could adversely affect the success of our international operations. To the extent we expand our international operations, we will become more exposed to the above risks. To the extent we have increasing portions of our revenues denominated in foreign currencies, we will become subject to increased risks relating to foreign currency exchange rate fluctuations. We cannot assure you that one or more of the factors discussed above will not have a material adverse effect on our international operations and, consequently, on our results of operations and financial condition.

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

        In addition to internal development of new technologies, our future success may depend to a certain degree on our ability to enter into and implement strategic alliances to expand our product and service offerings and our distribution channels and/or to jointly market or gain market awareness for our service offerings. For example, during the second quarter of 2001 we expanded our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay. In the second quarter of 2002, we entered into an exclusive 18-month agreement with eBay to provide our loyalty marketing program technology platform to third parties. We may also expand our service offerings by licensing or purchasing complementary technologies from third parties. For example, during the first quarter of 2001 we announced that we licensed certain real-time e-business infrastructure software from TIBCO Software Inc. to enable us to provide real-time messaging infrastructure. We cannot assure you that we will be successful in identifying, developing or maintaining such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

        The holders of a substantial portion of our common stock (including at least approximately 8.1 million shares held by former holders of our Series C and D convertible preferred stock or their transferees) have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

        Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' dynamic pricing sites. We have adopted policies and practices to qualify for one or more of these safe harbors, but we cannot assure you that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain. Similarly, the recently enacted Online Services Act in Australia and the Internet Watch Foundation in the U.K. (a body funded by Internet service providers, the U.K. government and U.K. law enforcement agencies) provide or operate notice and take-down procedures with respect to certain types of content, but the extent, if any, to which those procedures provide a safe harbor is uncertain.

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

Foreign Currency Risk

        International sales are made from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended March 31, 2002 was not significant.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. FairMarket intends to defend the lawsuits vigorously.

Item 2. Changes in Securities and Use of Proceeds

  (d)
  Use of Proceeds

        On March 17, 2000, we completed the initial public offering of our common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677). The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000. We estimate that as of March 31, 2002, of the approximately $89 million in net proceeds from the initial public offering, approximately $35.2 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment. At March 31, 2002, substantially all of the remaining net proceeds (approximately $61 million) was held in investments in commercial paper, government bonds and other interest-bearing accounts. None of the costs and expenses related to the offering have been paid directly or indirectly to any director, officer or general partner of FairMarket or their associates or persons owning 10% or more of any class of equity securities of FairMarket or an affiliate of FairMarket.

Item 3. Defaults upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  10.1
  Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of January 17, 2002 between FairMarket, Inc. and Nanda Krish

  10.2
  Letter agreement dated March 6, 2002 between FairMarket, Inc. and Jeffrey Meyer

  10.3
  Second Amendment to Agreement dated as of March 15, 2002 between FairMarket, Inc. and NaviSite, Inc.

  (b)
  Reports on Form 8-K
  Not applicable.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FairMarket, Inc.
Date: May 15, 2002	By:	/s/ JANET SMITH Janet Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title
10.1	Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of January 17, 2002 between FairMarket, Inc. and Nanda Krish
10.2	Letter agreement dated March 6, 2002 between FairMarket, Inc. and Jeffrey Meyer
10.3	Second Amendment to Agreement dated as of March 15, 2002 between FairMarket, Inc. and NaviSite, Inc.

QuickLinks

FAIRMARKET, INC. FORM 10-Q For the Quarter Ended March 31, 2002 INDEX
PART I. FINANCIAL INFORMATION Item 1. Financial Statements FAIRMARKET, INC. Condensed Consolidated Balance Sheets (Unaudited) (In thousands)
FAIRMARKET, INC. Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
FAIRMARKET, INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
FAIRMARKET, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EXHIBIT INDEX