Form 10-K/A
period 2001-12-31
FAIRMARKET INC
filed 2002-06-03
CIK 1053676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File Number 000-29423

FAIRMARKET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3351937 (I.R.S. Employer Identification No.)
500 Unicorn Park Drive, Woburn, MA (Address of principal executive offices)	01801-3341 (Zip Code)

Registrant's telephone number, including area code: (781) 376-5600

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act: (Title of each class)	Common Stock, $0.001 par value Preferred Stock Purchase Rights

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

        This Annual Report on Form 10-K/A is being filed as an amendment to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 29, 2002, as amended by the Annual Report on Form 10-K/A filed with the SEC on April 30, 2002 ("Amendment No. 1"), to correct a typographical error in Amendment No. 1. The second option grant listed for Nanda Krish in the table under the caption "Options Granted in Fiscal Year 2001" in Item 11 of Part III should be 160,000, not 60,000.

        For updated information under Items 10, 11, 12, and 13 of Part III, you should refer to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on June 3, 2002.

Date: June 3, 2002	FAIRMARKET, INC. (REGISTRANT)
	By:	/s/ JANET SMITH Janet Smith Chief Financial Officer and Treasurer

1