Form 10-Q
period 2002-06-30
FAIRMARKET INC
filed 2002-08-14
CIK 1053676

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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
Yes    ☒    No    ☐

        The number of shares outstanding of the registrant's common stock as of August 9, 2002 was 26,239,682.

FAIRMARKET, INC.

FORM 10-Q

For the Quarter Ended June 30, 2002

INDEX

FAIRMARKET is a registered service mark, and FairMarket Network, MarketSelect and the FairMarket logo are service marks, of FairMarket, Inc. The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAIRMARKET, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2002	December 31, 2001
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$25,092	$20,329
Marketable securities	17,928	19,977
Restricted cash	481	481
Accounts receivable, net of allowance for doubtful accounts of $448 and $563 at June 30, 2002 and December 31, 2001, respectively	936	639
Prepaid expenses and other current assets	1,727	1,240

Total current assets	46,164	42,666
Long-term marketable securities	18,022	23,066
Property and equipment, net	2,921	5,718

Total assets	$67,107	$71,450

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$336	$383
Accrued expenses	2,241	1,489
Deferred revenue	579	238
Current portion of accrual for unutilized office space	1,092	—
Current portion of long-term lease obligation	51	145

Total current liabilities	4,299	2,255
Long-term portion of accrual for unutilized office space	1,999	—
Other long-term liabilities	254	338

Total liabilities	6,552	2,593
Redeemable convertible preferred stock (liquidation preference of $2,000)	1,934	—
Stockholders' equity:
Preferred stock	—	—
Common stock	29	29
Additional paid-in capital	188,940	189,370
Deferred compensation and equity-related charges	(1,351)	(10,580)
Accumulated other comprehensive loss, net	(19)	(13)
Accumulated deficit	(128,978)	(109,949)

Total stockholders' equity	58,621	68,857

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$67,107	$71,450

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Revenue	$1,346	$2,773	$2,657	$5,225

Operating expenses:
Cost of revenue (exclusive of $6 and $45 in 2002 and $51 and $115 in 2001, for the three- and six-month periods, respectively, reported below as equity-related charges)	1,018	1,259	2,042	2,615
Sales and marketing (exclusive of $4,242 and $8,564 in 2002 and $5,917 and $11,544 in 2001, for the three- and six-month periods, respectively, reported below as equity-related charges)	674	2,662	1,308	6,113
Development and engineering (exclusive of $35 and $107 in 2002 and $105 and $235 in 2001, for the three- and six-month periods, respectively, reported below as equity-related charges)	675	1,382	1,469	3,102
General and administrative (exclusive of $12 and $58 in 2002 and $171 and $259 in 2001, for the three- and six-month periods, respectively, reported below as equity-related charges)	1,722	3,075	3,847	6,023
Unutilized office space charge	—	—	4,500	—
Equity-related charges	4,295	6,244	8,774	12,153
Restructuring charge	530	1,650	530	1,650

Total operating expenses	8,914	16,272	22,470	31,656

Loss from operations	(7,568)	(13,499)	(19,813)	(26,431)
Other income, net	379	788	784	1,921

Net loss	(7,189)	(12,711)	(19,029)	(24,510)
Dividends on redeemable convertible preferred stock	(16)	—	(16)	—

Net loss attributable to common shareholders	$(7,205)	$(12,711)	$(19,045)	$(24,510)

Basic and diluted net loss per common share	$(0.25)	$(0.44)	$(0.65)	$(0.85)

Shares used to compute basic and diluted net loss per common share	29,312	28,780	29,235	28,760

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,029)	$(24,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,672	1,777
Reserve for uncollectible accounts	—	37
Amortization of email marketing database	—	3,032
Amortization of deferred compensation and equity-related charges	8,774	12,616
Loss on disposal of property and equipment	1,169	—
Current portion of accrual for unutilized office space	1,092	—
Long-term portion of accrual for unutilized office space	2,247	—
Redeemable convertible preferred stock issued to customer below fair value	114	—
Changes in operating assets and liabilities:
Accounts receivable	(276)	850
Prepaid expenses and other current assets	(457)	(330)
Accounts payable	(53)	(580)
Accrued expenses	742	(596)
Deferred revenue	333	(613)
Other non-current liabilities	(333)	(85)

Net cash used in operating activities	(4,005)	(8,402)

Cash flows from investing activities:
Additions to property and equipment	(9)	(724)
Purchase of marketable securities	(101,117)	(14,898)
Proceeds from maturity of marketable securities	108,165	14,978

Net cash provided by (used in) investing activities	7,039	(644)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	65	46
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,796	—
Repayment of capital lease	(95)	(105)

Net cash provided by (used in) financing activities	1,766	(59)

Effect of foreign exchange rates on cash and cash equivalents	(37)	(63)

Net increase (decrease) in cash and cash equivalents	4,763	(9,168)
Cash and cash equivalents, beginning of period	20,329	61,126

Cash and cash equivalents, end of period	$25,092	$51,958

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Nature of Business

        FairMarket, Inc. ("FairMarket" or the "Company") provides private-label, Internet-based marketing and commerce solutions that incorporate dynamic pricing. The Company offers a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. FairMarket's solutions enable merchants to sell to consumers or wholesale buyers on the merchants' own sites or to buyers on eBay. FairMarket's technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

2.    Basis of Presentation

        The accompanying consolidated interim financial statements of FairMarket are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements for the year ended December 31, 2001. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, which are contained in FairMarket's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited, The FairMarket Network Pty Ltd, FairMarket GmbH and FairMarket Securities Corporation. All intercompany transactions and balances have been eliminated in consolidation.

3.    Equity-related and Unutilized Space Charges

        Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (ii) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value. At June 30, 2002, deferred stock compensation was $475,000, net of amortization of $6.2 million and canceled stock options valued at $6.6 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. For the three and six months ended June 30, 2002 and 2001, related expense recognized was $60,000 and $236,000, and $747,000 and $1.2 million, respectively.

        At June 30, 2002, other deferred equity-related charges, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $875,000, net of amortization of $46.8 million. Included in other deferred equity-related charges is the value of shares of Series D convertible preferred stock issued to Excite, Inc. (now known as At Home Corporation), which converted into shares of the Company's common stock upon the Company's initial public offering. The Company recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of the Company's initial public offering and the Company recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of the Company's original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement was modified to the initial 18-month term of the new auction services agreement entered into by the Company and At Home at that time. During the second quarter of 2002, the Company expensed the remaining $3.3 million of unamortized value of the stock issued to Excite.

        Other deferred equity-related charges are being amortized ratably over the terms of the related agreements, from 18 months to three years (ending in September 2002) for the three and six months ended June 30, 2002 and from 18 months to five years for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2002 and 2001, related expense recognized was $4.2 million and $8.5 million, and $5.7 million and $11.5 million, respectively. At June 30, 2002, the unamortized value of deferred charges on the Company's balance sheet was $875,000, which will be expensed in the third quarter of 2002.

        In the first quarter of 2002, the Company recorded a one-time charge of $4.5 million for unutilized office space at the Company's Woburn, Massachusetts headquarters. This charge includes rent payments and other related costs for a significant portion of the Company's leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures.

4.    Net Loss per Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be anti-dilutive. For the three and six months ended June 30, 2002 and 2001, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common equivalent shares would be anti-dilutive.

        Certain securities were not included in the computation of diluted net loss per share for the quarters ended June 30, 2002 and 2001, because they would have had an anti-dilutive effect due to net losses for such periods. These securities include: (i) options to purchase 4,646,162 shares of common stock with exercise prices of $0.10 to $9.66 per share at June 30, 2002 and options to purchase 5,338,000 shares of common stock with exercise prices of $0.10 to $9.66 per share at June 30, 2001; and (ii) 952,380 shares of Series B preferred stock convertible into common stock on a one-for-one basis, subject to adjustment, at June 30, 2002.

5.    Comprehensive Loss

        For the three and six months ended June 30, 2002 and 2001, total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(7,189)	$(12,711)	$(19,029)	$(24,510)
Changes in other comprehensive loss:
Foreign currency translation adjustments	60	(24)	39	(44)
Unrealized gain (loss) on marketable securities	97	—	(45)	(19)

Total comprehensive loss	$(7,032)	$(12,735)	$(19,035)	$(24,573)

6.    Stock Option Exchange

        On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the Company's common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of the Company's common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock on June 30, 2002 was below $2.1875, therefore no related charge was recognized for the three and six months ended June 30, 2002.

7.    Revenues and Long-lived Assets by Geographic Region

        The table below presents revenues by principal geographic region for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
United States	$971	$2,159	$1,921	$4,025
United Kingdom	353	297	690	727
All other	22	317	46	473

Total	$1,346	$2,773	$2,657	$5,225

        The table below presents long-lived assets by principal geographic region as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001
United States	$2,387	$5,021
United Kingdom	534	697
All other	—	—

Total	$2,921	$5,718

8.    Accounting for Consideration Given by a Vendor to a Customer

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or as an offset to revenue being recognized from that same customer. Consideration given to a customer is presumed to be a reduction of revenue unless both the following conditions are met:

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

        During the second quarter of 2002, the Company recorded a one-time charge of $114,200 against revenue to reflect the amount by which the estimated fair value of the shares of the Company's Series B redeemable convertible preferred stock issued to eBay Inc. in May 2002 exceeded the amount paid by eBay (see Note 11).

        During the three and six months ended June 30, 2001, the Company recognized amortization of equity-related charges for Excite and Microsoft Corporation as sales and marketing expense. In those same periods, the Company recognized revenue of $231,000 and $463,000, respectively, from Excite and Microsoft. As a result of the adoption of EITF 01-09, the Company has reclassified $231,000 and $463,000 of equity-related charges for the three and six months ended June 30, 2001 as a reduction of revenue since it did not meet both of the above criteria. There was no impact to net loss. The Company will reclassify $5,000 of equity-related charges for the quarter ended September 30, 2001 as a reduction of revenue for comparative purposes when it reports its financial results for the third quarter of 2002.

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

10.  Restructuring Charge

        In late June 2002, as part of the Company's plan to continue to implement cost-cutting measures, the Company eliminated 18 positions worldwide, representing approximately 31% of its total employee base. In addition, the Company relocated its U.K. data center to the U.S. The Company recognized a charge of $530,000 in the second quarter of 2002 for the costs related to these initiatives, of which $200,000 relates to non-cash costs. At June 30, 2002, $200,000 of the total charge remained unpaid, primarily related to severance payments to certain employees. The Company expects to pay substantially all of these remaining expenses by the end of the third quarter of 2002.

11.  Redeemable Convertible Preferred Stock

        On May 17, 2002, the Company completed a private placement of 952,380 shares of its Series B redeemable convertible preferred stock, par value $0.001 per share, to eBay Inc. for an aggregate purchase price of $2.0 million. The Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock. The dividends are cumulative and are entitled to participate on a pro rata basis in any dividend paid on the common stock on an as if converted basis. At June 30, 2002, the Company accrued $16,000 for dividends payable. The Series B preferred stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustment mechanisms including a weighted average anti-dilution mechanism. In the event of any liquidation, dissolution or winding up of the Company (a "Liquidation"), the holders of the Series B preferred stock are entitled to receive, in preference to the holders of certain junior securities, as defined, a per share amount equal to $2.10 plus all accrued and unpaid dividends (the "Liquidation Preference"). In the event of a Liquidation, after payment of the Liquidation Preference and any other liquidation preference on any other series of stock, the Series B preferred stock is entitled to participate on a pro rata basis with the common stock in the distribution of the remaining assets of the Company on as if converted basis. The holders of the Series B preferred stock have the right to require the Company to redeem the Series B preferred stock at any time after the earlier of (a) May 17, 2003, and (b) the happening of a material adverse effect on the Company's business, as defined. The Company has the right, at any time after May 17, 2004, to redeem the outstanding Series B preferred stock at $2.10 per share plus all accrued and unpaid dividends. The net proceeds from this offering, after issuance costs, totaled $1.8 million. At the issuance date, the Company estimated the fair value of the Series B preferred stock to be in excess of the amount paid by eBay by $114,200. As a result, the Company recorded an $114,200 adjustment to increase the carrying value of this investment and decrease revenue in accordance with EITF 01-09 (see Note 8.) The Company is accreting the carrying value of the Series B preferred stock up to $2.0 million through May 2003 in accordance with the redemption feature described above. The Company recorded $24,000 in accretion during the second quarter of 2002. At June 30, 2002, the carrying value of the Series B preferred stock was $1.9 million.

12.  Recent Accounting Pronouncements

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

13.  Subsequent Event

        On August 8, 2002, the Company repurchased the 3,181,000 shares of its common stock, par value $.001 per share, held by Scott Randall, the original founder of FairMarket, at a price of $1.27 per share. These shares represented 10.8% of the Company's outstanding common stock. After giving effect to this repurchase, there were 26,239,682 shares of common stock outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: market acceptance of our online auction and other e-commerce services; growth of the market for dynamic e-commerce services; the competitive nature of the online markets in which we operate; economic conditions; our ability to generate significant revenue to reach profitability; our ability to retain existing customers and to obtain new customers; our ability to attract and retain qualified personnel; our ability to expand or maintain our operations in our geographic markets and the currency, regulatory and other risks associated with doing business in international markets; the operation and capacity of our network system infrastructure; our limited operating history; and the other risks and uncertainties discussed under the heading "Factors that May Affect Results of Operations and Financial Condition" on page 19 of this Form 10-Q. You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 and in other reports filed by us with the Securities and Exchange Commission.

Overview

        FairMarket provides private-label, Internet-based marketing and commerce solutions that incorporate dynamic pricing. We offer a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. Our solutions enable merchants to sell to consumers or wholesale buyers on the merchants' own sites or to buyers on eBay. Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

        Our services are used in four primary areas: (1) retail and discount clearance; (2) promotions and interactive marketing; (3) business-to-business surplus; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing formats, including auctions, our primary format, as well as fixed and falling price formats.

        We offer our customers the ability to distribute their listings to other sites through two methods. First, through our MarketSelectsm service, we enable customers (with or without their own FairMarket-hosted site) to list, manage and transact sales on eBay. Second, because we host our customer's dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers' commerce sites and make those listings available for display and sale on other FairMarket-hosted customer sites.

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

Recent Developments

        On August 8, 2002, we repurchased the 3,181,000 shares of our common stock, par value $.001 per share, held by Scott Randall, the original founder of FairMarket, at a price of $1.27 per share. These shares represented 10.8% of our outstanding common stock. After giving effect to this repurchase, there were 26,239,682 shares of common stock outstanding.

        In late June 2002, as part of our plan to continue to implement cost-cutting measures, we eliminated 18 positions worldwide, representing approximately 31% of our total employee base. In addition, we relocated our U.K. data center to the U.S. We recognized a charge of $530,000 in the second quarter of 2002 for the costs related to these initiatives, of which $200,000 relates to non-cash costs. At June 30, 2002, $200,000 of the total charge remained unpaid, primarily related to severance payments to certain employees. We expect to pay substantially all of these remaining expenses by the end of the third quarter of 2002.

        In May 2002, we sold 952,380 shares of our Series B convertible preferred stock to eBay Inc. for net proceeds of $1.8 million.

Critical Accounting Policies

        We identified critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2001. These critical accounting policies relate to revenue recognition and allowance for doubtful accounts. No changes to these critical policies have taken place in the three- and six-month periods ended June 30, 2002.

New Accounting Pronouncements

        Effective January 1, 2002, we adopted Emerging Issues Task Force ("EITF") Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). EITF 01-09 requires that companies report cash and non-cash stock compensation to customers as a reduction in revenue, rather than as equity-related charges expense, for all periods presented. During the second quarter of 2002, we recorded a one-time charge of $114,200 against revenue to reflect the amount by which the fair value of the shares of our Series B preferred stock issued to eBay in May 2002 exceeded the amount paid by eBay.

        During the three and six months ended June 30, 2001, we recognized amortization of equity-related charges for Excite, Inc. (now known as At Home Corporation) and Microsoft Corporation as sales and marketing expense. In those same periods, we recognized revenue of $231,000 and $463,000, respectively, from Excite and Microsoft. As a result of the adoption of EITF 01-09, we have reclassified $231,000 and $463,000 of equity-related charges for the three and six months ended June 30, 2001, respectively, as a reduction of revenue. There was no impact to net loss. We will reclassify $5,000 of equity-related charges for the quarter ended September 30, 2001 as a reduction of revenue for comparative purposes when we report our financial results for the third quarter of 2002.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after

December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

        For the three and six months ended June 30, 2002, our net loss was $7.2 million, or $(0.25) per share, and $19.0 million, or $(0.65) per share, respectively. This represented an improvement of $5.5 million, or 43.2% on a per share basis, compared to our net loss of $12.7 million, or $(0.44) per share, for the three months ended June 30, 2001 and an improvement of $5.5 million, or 23.5% on a per share basis, compared to our net loss of $24.5 million, or $(0.85) per share, for the six months ended June 30, 2001. Excluding the restructuring charge of $530,000 in the second quarter of 2002, our net loss was $6.7 million, or $(0.23) per share, for the three months ended June 30, 2002, an improvement of $4.4 million, or 39.5% on a per share basis, compared to $11.1 million, or $(0.38) per share, for the same period of last year, excluding a restructuring charge of $1.6 million recorded in the second quarter of 2001. Excluding the charge of $4.5 for unutilized office space that we recorded in the first quarter of 2002 and the $530,000 restructuring charge in the second quarter of 2002, our net loss for the six months ended June 30, 2002 was $14.0 million, or $(0.48) per share, an improvement of $8.9 million, or 39.2% on a per share basis, compared to a net loss of $22.9 million, or $($0.79) per share, for the same period of last year, excluding the restructuring charge of $1.6 million recorded in the second quarter of 2001.

        The improvement in net loss for the three months ended June 30, 2002 compared to the same period of last year is primarily due to a decrease in total operating expenses of $6.2 million (excluding the restructuring charge in each period), partially offset by decreases in revenue of $1.4 million and other income, net, of $409,000. The decrease in net loss for the six months ended June 30, 2002 compared to the same period of last year is primarily due to a decrease in total operating expenses of $12.6 million (excluding the restructuring charge in each period and the unutilized office space charge in 2002), partially offset by decreases in revenue of $2.6 million and other income, net, of $1.1 million. We expect our operating losses and negative operating cash flows to improve as we continue in our effort to achieve operating cash flow breakeven during the first half of 2003.

  Revenue

        Total revenue was $1.3 million and $2.7 million for the three and six months ended June 30, 2002, respectively, a decrease of $1.4 million, or 51.5%, and $2.6 million, or 49.2%, compared to total revenue of $2.8 million and $5.2 million for the three and six months ended June 30, 2001, respectively, which reflects the reclassification of revenue under EITF 01-09 described above. The decreases in revenue for the three and the six months ended June 30, 2002 compared to the same periods of last year is primarily due to the decrease in the number of our customers described below. Also contributing to the decreases in total revenue was a decrease in professional services fees, which represented approximately 5% and 4% of total revenue for the three and six months ended June 30, 2002, respectively, compared to approximately 13% of total revenue for the same periods in 2001. Also reflected in these decreases is the effect of the revenue shift we began to experience in the second half of 2001 as described above, from fixed monthly fees for hosting and maintaining customers' sites to transaction-based fees, and the percentage increase in the number of our customers that use our MarketSelect service, the fees for which are primarily transaction-based. Revenue for the three months ended June 30, 2001 also included hosting, professional service and other revenue from a short-term interactive marketing promotional auction for one customer which represented 14.1% of our revenue for that period; substantially all revenue under this contract was recognized as of June 30, 2001.

        International revenue for the three and six months ended June 30, 2002 was $374,000 and $736,000, respectively (primarily from customers in the U.K.), representing 27.8% and 27.7% of total revenue for those periods, respectively. International revenue for the three and six months ended

June 30, 2001 was $614,000 and $1.2 million, respectively (also primarily from customers in the U.K.), representing 22.1% and 23.0% of total revenue for those periods, respectively. There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. We price, invoice and collect fees for our international services primarily in the local currency. To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

        We generally charge a one-time set-up fee for the design, development and implementation of our customers' dynamic pricing sites or our MarketSelect service. Implementation also frequently entails customization and other professional services, for which we charge a professional service fee. The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented. These fees are generally payable upon the execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period. At June 30, 2002 and 2001, there was $579,000 and $393,000, respectively, of deferred revenue primarily relating to set-up and professional services fees.

        During 2001, approximately 56 customer contracts were terminated, either by us or by the customer, primarily as a result of economic conditions resulting in many of our customers suffering significant adverse financial consequences that led in some cases to the customer ceasing operations and in other cases to the customer refocusing on other areas of their business. During the six months ended June 30, 2002, an additional 14 customer contracts were terminated. We ended the second quarter of 2002 with 52 customers, compared to 56 customers at March 31, 2002 and 61 customers at June 30, 2001.

        For the second quarter of 2002, three of our customers accounted for approximately 40% of our quarterly revenue, without giving effect to the one-time charge of $114,200 against revenue that we were required to record in the second quarter of 2002 under EITF 01-09 as described above.

        Average revenue per customer decreased to $24,900 for the second quarter of 2002 from $49,300 for the second quarter of 2001. Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

        We believe that total revenue for the third quarter of 2002 will not change materially from the second quarter of 2002.

  Operating Expenses

        Cost of revenue consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. Cost of revenue was $1.0 million and $2.0 million for the three and six months ended June 30, 2002, a decrease of $241,000 and $573,000, respectively, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2001, respectively. As a percentage of revenue, cost of revenue increased to 75.6% and 76.9% for the three and six months ended June 30, 2002, respectively, compared to 45.4% and 50.0% for the three and six months ended June 30, 2001, respectively. The dollar decrease in each period compared to the same period last year is primarily due to a reduction in salaries and related expenses resulting from headcount reductions in the second and third quarters of 2001.

        Gross profit decreased to 24.4% for the three months ended June 30, 2002 compared to 54.6% for the three months ended June 30, 2001. Gross profit decreased to 23.1% for the six months ended June 30, 2002 compared to 50.0% for the six months ended June 30, 2001. The decrease in gross profit is primarily attributable to the decrease in revenue described above. The gross profits reported above are not necessarily indicative of gross profits for future periods. Actual gross profits may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs. Our cost of revenue components have historically been highly fixed in nature and we believe that they will continue to be fixed in the short term, as a result of which gross profit is expected to be largely based on unpredictable revenue trends.

        Sales and marketing expenses were $674,000 and $1.3 million for the three and six months ended June 30, 2002, a decrease of $2.0 million, or 74.7%, and $4.8 million, or 78.6%, compared to sales and marketing expenses of $2.7 million and $6.1 million for the three and six months ended June 30, 2001, respectively. These decreases are primarily due to the absence in the three- and six-month periods in 2002 of amortization of $1.1 million and $3.0 million, respectively, of an email marketing database which we purchased from At Home Corporation (formerly known as Excite, Inc.) in the fourth quarter of 2000 for cash in connection with the termination of our original auction services agreement with Excite and which was amortized over its useful life in 2001. Also contributing to the decreases in sales and marketing expenses was a reduction in salaries and related expenses of $506,000 and $1.3 million in the three- and six-month periods ended June 30, 2002, respectively, resulting from lower headcount, and a reduction in marketing expenses of $282,000 and $441,000, respectively.

        Development and engineering expenses were $675,000 and $1.5 million for the three and six months ended June 30, 2002, respectively, a decrease of $707,000, or 51.2%, and $1.6 million, or 52.6%, compared to development and engineering expenses of $1.4 million and $3.1 million for the three and six months ended June 30, 2001, respectively. The decrease in each period is primarily due to a reduction in salaries and related expenses resulting from lower headcount.

        General and administrative expenses were $1.7 million and $3.8 million for the three and six months ended June 30, 2002, respectively, a decrease of $1.4 million, or 44.0%, and $2.2 million, or 36.1%, compared to general and administrative expenses of $3.1 million and $6.0 million for the three and six months ended June 30, 2001, respectively. The decrease for the three months ended June 30, 2002 is attributable to lower depreciation and rent expense of $503,000 resulting from the one-time charge for unutilized space in the first quarter of 2002, a reduction in salary and related expenses of $451,000 resulting from lower headcount, a decrease in bad debt expense of $247,000, and other general and administrative operating expense reductions of $152,000. The decrease for the six months ended June 30, 2002 is attributable to a reduction in salary and related expenses of $926,000 resulting from lower headcount, lower depreciation and rent expense of $577,000 resulting from the one-time charge for unutilized office space, a decrease in bad debt expense of $391,000, and other general and administrative operating expense reductions of $282,000.

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

        At June 30, 2002, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $475,000, net of amortization of $6.2 million and canceled stock option grants valued at $6.6 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

        At June 30, 2002, other deferred equity-related charges, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $875,000, net of amortization of $46.8 million. Included in other deferred equity-related charges is the value of shares of Series D convertible preferred stock issued to Excite, which converted into shares of our common stock upon our initial public offering. We recorded the shares at fair value for a total of $15.0 million at December 31, 1999. The value of the shares was remeasured at the date of our initial public offering and we recorded an additional $10.5 million in the first quarter of 2000 as a deferred charge to be amortized over the remaining term of our original auction services agreement with Excite. As a result of the termination of the original Excite agreement in December 2000, the remaining term of that agreement was modified to the initial 18-month term of the new auction services agreement that we entered into with At Home at that time. During the second quarter of 2002, we expensed the remaining $3.3 million of unamortized value of the stock issued to Excite.

  Other Income, net

        Other income, net, was $379,000 for the three months ended June 30, 2002, a decrease of $409,000 compared to other income, net, of $788,000 for the three months ended June 30, 2001. Other income, net, was $784,000 for the six months ended June 30, 2002, an increase of $1.1 million compared to other income, net, of $1.9 million for the six months ended June 30, 2001. The decreases in other income, net for the three and six months ended June 30, 2002 is primarily the result of lower interest income from lower average balances of cash, cash equivalents and investments and lower interest rates compared to the same periods of last year.

Liquidity and Capital Resources

        At June 30, 2002, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $61.5 million.

        Cash used in operating activities was $4.0 million for the six months ended June 30, 2002 and $8.4 million for the six months ended June 30, 2001. Net cash flows from operating activities for the six months ended June 30, 2002 reflect a net loss for that period of $19.0 million combined with an increase in prepaid expenses and other current assets, partially offset by depreciation expense, amortization of deferred compensation and equity-related charges, loss on disposal of property and equipment, short-and long-term liabilities related to the unutilized space charge and an increase in accrued expenses.

        Cash provided by investing activities was $7.0 million for the six months ended June 30, 2002. Net cash provided by investing activities for the six months ended June 30, 2002 is primarily attributable to proceeds from the maturity of marketable securities. For the six months ended June 30, 2001, net cash used in investing activities was $644,000, primarily from the purchase of marketable securities and the purchase of property and equipment offset by the proceeds from the maturity of marketable securities.

        Cash provided by financing activities was $1.8 million for the six months ended June 30, 2002, resulting primarily from the issuance of 952,380 shares of our Series B preferred stock to eBay in May 2002 as described above. For the six months ended June 30, 2001, cash used in financing activities was $59,000.

        We expect to fund our operating expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for both the short-term and long-term. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

        We were formed in February 1997 and we began to execute our current business model involving the offering of outsourced, private-label auction solutions in December 1998, which we have since expanded to include additional transaction pricing and extended marketing and distribution capabilities. While a high percentage of our operating expenses have historically been, and are expected to continue to be, fixed in the short term, our operating expenses are largely based on unpredictable revenue trends. Because of our limited operating history, our business strategy may not successfully address all of the risks we face, and you have limited operating and financial data about our business upon which to base an evaluation of our performance.

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

        For the quarter ended June 30, 2002, we incurred a net loss of approximately $7.2 million, which represented approximately 534.1% of our revenue for the same period. As of June 30, 2002, we had an accumulated deficit of approximately $129.0 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve operating cash flow breakeven during the first half of 2003, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings. Any such investment will depend on the availability of funds.

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

        The success of our business model depends in large part on our ability to increase our number of customers and to retain existing customers. The market for our services may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. In addition, the sales cycle for larger brand companies, retailers and manufacturers, where we currently focus our sales efforts, is generally longer than for the smaller companies and e-commerce companies that made up a larger part of our customer base in prior years. We also believe that uncertain economic conditions during 2001 and 2002 have resulted in a longer decision-making and implementation process with customers and during 2001 led in many cases to customer contract terminations as a result of the customer ceasing operations or focusing on other areas of their business. If we cannot continue to attract new customers on a timely basis or at all, or if we cannot maintain our existing customer base, our business and revenues would be adversely affected.

  A loss of any client that accounts for a large portion of our revenues could cause our revenues to decline.

        For the second quarter of 2002, three of our customers accounted for approximately 40% of our quarterly revenue, without giving effect to the one-time charge of $114,200 against revenue that we were required to record in the second quarter of 2002 under the Emerging Issues Task Force Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Product." If any one of these contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenues would decline and our losses would likely increase.

  Because our industry is highly competitive and has low barriers to entry, we may not be able to effectively compete.

        The U.S. market for e-commerce services is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In the surplus online auction market, in addition to competition from internally-developed solutions by individual organizations, we face competition for customers from third party providers in the following areas:

  •
  destination auction and auction aggregation sites such as: Dovebid, Liquidation.com (a division of Liquidity Services), Amazon.com, eBay and Yahoo! Auctions;

  •
  third party online auction enablers, such as ChannelAdvisor, MoonBuzz, ReturnBuy and Auctionworks, that facilitate the distribution of listings to third party auction sites such as eBay and Yahoo! Auctions; and

  •
  e-commerce vendors such as ATG, Broadvision, IBM and divine/OpenMarket who either have or may extend their offerings to incorporate capabilities similar to those offered by our services.

        In the online loyalty program market, in addition to competition from internally-developed solutions by individual organizations, we face competition from third party providers in the following areas:

  •
  destination sites with loyalty auction programs, such as Yahoo! Auctions; and

  •
  third party loyalty program enablers such as SoftCoin and Frequency Marketing who may extend their offerings to incorporate capabilities similar to those offered by our loyalty program service.

        The principal competitive factors include price, quality and breadth of services provided and potential for successful transaction activity. E-commerce and marketing technology markets are characterized by rapidly changing technologies, changing requirements of customers and frequent new product and service introductions. We may fail to introduce new online pricing formats and features on a timely basis or at all. If we fail to introduce new service offerings or to improve our existing service offerings in response to industry developments, or if our prices are not competitive, we could lose customers, which could lead to a loss of revenues.

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

        Our future success will depend, in part, on attracting and retaining qualified personnel. In late June 2002, we eliminated 18 positions worldwide, representing approximately 31% of our total employee base. Previously, in 2001, we implemented two workforce reductions in which we eliminated 78 positions, and in 2000 we implemented a workforce reduction in which we eliminated 35 positions. We also experienced a number of management changes in the first half of 2001 and the first half of 2002. Management changes during the first half of 2002 included the election of Nanda Krish as full-time President and Chief Executive Officer, the appointment of three new directors to our Board of Directors, the resignation of one director from the Board, and the resignations of our Vice President of Sales and Marketing and our Vice President of Engineering. We experienced some attrition in personnel prior to and following these workforce reductions and believe that we may experience additional attrition in the future.

        We cannot assure you that we will be successful in hiring or retaining qualified personnel. Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand or maintain our operations.

  We may not be successful in international markets.

        A component of our strategy has been to attract customers outside the U.S. For the three and six months ended June 30, 2002, revenue under contracts with customers outside the U.S. (primarily in the United Kingdom) represented approximately 27.8% and 27.7% of our total revenue, respectively. During 2000, we opened offices in England, Australia and Germany. We completed the closing of our office in Germany during the third quarter of 2001 and the closing of our office in Australia during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. We believe that significant opportunities exist in international markets, and we continue to evaluate our international strategy. Doing business in international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new, or continue our existing operations in, international markets or that we will be successful in international markets.

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

  Others may assert that our technology infringes their intellectual property rights.

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

        Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of our services and our ability to attract and retain customers. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our service, or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. We currently maintain separate systems in the U.S. for our U.S., U.K. and Australia services. Any failure to expand or upgrade our systems could have a material adverse effect on our results of operations and financial condition by reducing or interrupting revenue flow and by limiting our ability to attract new customers. Any such failure could also have a material adverse effect on the business of our customers, which could damage our reputation and expose us to a risk of loss or litigation and potential liability. The majority of the server capacity of our systems for each of the countries named above is currently not utilized.

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

        Our success depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating our U.S., U.K. and Australia services is currently located at the facilities of Navisite, Inc. in Andover, Massachusetts. The computer hardware for our end-user customer service system is also hosted by a third party. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, acts of terrorism and similar events. All of our systems are located in the same facility and we do not currently have a backup system in place for any of these systems. Despite any precautions we take or plan to take, the occurrence of a natural disaster or other unanticipated problems at any third party hosting facility could result in interruptions in our services. In addition, if any third party hosting service fails to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruption, interruptions in our service could result. Any damage to or failure of our systems could result in reductions in, or terminations of, our service, which could have a material adverse effect on our business, results of operations and financial condition.

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

        A substantial portion of our common stock is held by a small number of investors and can be resold or is subject to registration rights. Sales of substantial amounts of our common stock in the public market, or the perception that a large number of shares are available for sale, could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline would likely impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. Such a decline could also cause our common stock to trade at a per share price of less than $1.00 which could lead to a delisting of our common stock from Nasdaq.

        The holders of a substantial portion of our common stock (including at least approximately 8.8 million shares held by former holders of our Series C and D convertible preferred stock or their transferees) and the holder of our Series B Preferred Stock (including at least 952,380 shares of common stock issuable upon conversion of such shares of Series B Preferred Stock), with all 9.76 million of these shares of common stock having been registered pursuant to a Registration Statement on Form S-3, File No. 333-97461, that we filed with the SEC in July 2002, have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

        Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., the European Union Electronic Commerce Directive (the "Electronic Commerce Directive") and the European Union Directive on Copyright in the Information Society ("Copyright Directive"), have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' dynamic pricing sites. We have adopted policies and practices to qualify for one or more of these safe harbors, but we cannot assure you that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain. In August 2002, the Electronic Commerce Directive was implemented in the United Kingdom. This Directive contains informational requirements for online sellers, requirements for electronic communications and concluding contracts online and provisions limiting the liability of service providers for unlawful content in certain instances. This Directive may affect our operations in the U.K. if our customers or we, as applicable, do not adequately update our respective practices to comply with the new U.K. regulations implementing this Directive. In Australia, recent amendments have been made to the Copyright Act 1968 to regulate copyright issues arising in the context of the Internet. In addition, the Broadcasting Services Act 1992 has been recently amended to establish a notice and take-down procedure with respect to offensive or obscene content. These amendments provide specific immunities and/or defenses for Internet service providers. However, the full application of these immunities and defenses has not yet been tested. The European Union Copyright Directive attempts to harmonize copyright in areas of digital transmission but has yet to be implemented in the Member States across Europe (including the U.K.). Member States must implement the Copyright Directive by December 22, 2002 and this may impact on our and our customer's business.

        In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The recently adopted European Union Directive on the Protection of Personal Data, as implemented in the relevant member states, may affect our operations in the U.K. if we or our customers do not afford adequate privacy to end-users of our customers' sites. The Australian Privacy Amendment (Privacy Sector) Act 2000, which has an exemption for certain types of small businesses, became effective in December 2001 and may have a similar effect. We do not sell personal user information from our customers' sites. Generally, as between FairMarket and our customers, the personal user information belongs to the customer, not FairMarket, and each site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding our services, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, we cannot assure you that our customers' sites will be considered compliant.

        As online commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as pricing, content, user privacy, hosting liability and quality of products and services. Any future regulation may have a negative impact on our business by restricting our methods of operation or imposing additional costs. Although many of these regulations may not apply to our business directly, we anticipate that laws regulating the solicitation, collection or processing of personal information could indirectly affect our business.

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

        In the U.S., we do not collect sales or other similar taxes on goods sold by customers and users through customers' FairMarket-powered sites or service taxes on fees paid by end-users of those sites. The Internet Tax Freedom Act of 1998, which was extended through November 28, 2003 by the Internet Tax Non-Discrimination Act, prohibits the imposition of taxes on internet access services and new taxes on electronic commerce by U.S. federal and state taxing authorities. If the moratorium is not extended past the November 28, 2003 deadline, states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals previously have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Many non-U.S. countries impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. We do not collect sales or other similar taxes on goods sold by customers and/or users of our customers' sites in Australia or the U.K., it being the responsibility of our customers to do so if required. Our systems in each of those countries do enable value-added or goods and services taxes to be charged and collected with respect to site usage fees, the determination of which is also the responsibility of our customers. A successful assertion by one or more states or any foreign country that we (rather than our customers) should collect sales or other taxes on the exchange of merchandise or site usage fees or other Internet-

based taxes (or any failure of our customers to collect any such taxes if required to do so) could impair our revenue and our ability to acquire and retain customers.

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

  Foreign Currency Risk

        International sales are made mostly from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended June 30, 2002 was not significant.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to "Item 3. Legal Proceedings" on page 9 of our Report on Form 10-K for the year ended December 31, 2001 for a discussion of certain purported class action lawsuits filed by individual shareholders relating to FairMarket's initial public offering.

Item 2. Changes in Securities and Use of Proceeds

  (d) Use of Proceeds

        On March 17, 2000, we completed the initial public offering of our common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677). The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000. We estimate that as of June 30, 2002, of the approximately $89 million in net proceeds from the initial public offering, approximately $36.5 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment. At June 30, 2002, substantially all of the remaining net proceeds (approximately $60 million) was held in investments in commercial paper, government bonds and other interest-bearing accounts. None of the costs and expenses related to the offering have been paid directly or indirectly to any director, officer or general partner of FairMarket or their associates or persons owning 10% or more of any class of equity securities of FairMarket or an affiliate of FairMarket.

Item 3. Defaults upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        On June 27, 2002, we held our 2002 annual meeting of stockholders for the purpose of electing each of Rory J. Cowan and Joseph R. Wright, Jr. as a Class II Director, to serve until our 2005 annual meeting of stockholders or until the qualification and election of his successor. The results of the vote with respect to the election of Mr. Cowan were as follows: For: 20,977,440; Withheld: 3,137,325. The result of the vote with respect to the election of Mr. Wright were as follows: For: 23,959,000; Withheld: 155,765.

        On May 7, 2002, we entered into a Settlement and Standstill Agreement (the "Settlement Agreement") with JHC Investment Partners, LLC, MM Companies, Inc. (f/k/a musicmaker.com, Inc.), Jewelcor Management, Inc., Barington Capital Group, L.P. and Barington Companies Equity Partners, L.P. (collectively, the "JHC Entities") under which we expanded the size of our Board from four to five members, appointed Joseph R. Wright, Jr. as a Class II director to serve until our 2002 annual meeting of stockholders (the "2002 Annual Meeting") and nominated Mr. Wright, together with our then-existing Class II director, Rory J. Cowan, for re-election as Class II directors at the 2002 Annual Meeting, to serve until our 2005 annual meeting of stockholders. In return, the JHC Entities agreed not to engage in a proxy contest at the 2002 Annual Meeting and voted in favor of Mr. Cowan at the 2002 Annual Meeting. In addition, the JHC Entities agreed to vote in favor of our Board's nominees for election as directors at our 2003 and 2004 annual meetings of stockholders. The JHC Entities also agreed not to take certain specified actions with respect to its ownership of our common stock until January 22, 2005. We entered into the Settlement Agreement in order to avoid the expense and diversion of management attention that would have been required to defend against a proxy contest.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    10.1
    Letter agreement dated April 9, 2002 between FairMarket, Inc. and N. Louis Shipley

    10.2
    Promotions Agreement dated as of April 10, 2002 between FairMarket, Inc. and eBay Inc.

  (b) Reports on Form 8-K

        On May 20, 2002, FairMarket filed a Current Report on Form 8-K dated May 17, 2002 with the Securities and Exchange Commission with respect to the issuance of our Series B Preferred Stock to eBay Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FairMarket, Inc.
Date: August 14, 2002	By:	/s/ JANET SMITH Janet Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title
10.1	Letter agreement dated April 9, 2002 between FairMarket, Inc. and N. Louis Shipley
10.2	Promotions Agreement dated as of April 10, 2002 between FairMarket, Inc. and eBay Inc. [PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

QuickLinks

FAIRMARKET, INC. FORM 10-Q For the Quarter Ended June 30, 2002 INDEX
PART I. FINANCIAL INFORMATION
FAIRMARKET, INC. Condensed Consolidated Balance Sheets (Unaudited)
FAIRMARKET, INC. Condensed Consolidated Statements of Operations (Unaudited)
FAIRMARKET, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)
FAIRMARKET, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX