Form 10-Q
period 2002-09-30
FAIRMARKET INC
filed 2002-11-13
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Registrant’s telephone number, including area code: (781) 376-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No ☐

The number of shares outstanding of the registrant’s common stock as of October 30, 2002 was 26,239,682

FAIRMARKET, INC.

FORM 10-Q

For the Quarter Ended September 30, 2002

FAIRMARKET is a registered service mark, and FairMarket Network, MarketSelect and the FairMarket logo are service marks, of FairMarket, Inc.  The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FAIRMARKET, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$24,717	$20,329
Marketable securities	15,981	19,977
Restricted cash	481	481
Accounts receivable, net of allowance for doubtful accounts of $449 and $563 at September 30, 2002 and December 31, 2001, respectively	976	639
Prepaid expenses and other current assets	1,429	1,240
Total current assets	43,584	42,666
Long-term marketable securities	15,003	23,066
Property and equipment, net	2,052	5,718
Total assets	$60,639	$71,450

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity

Current liabilities:
Accounts payable	$293	$383
Accrued expenses	1,446	1,489
Deferred revenue	697	238
Current portion of accrual for unutilized office space	1,092	—
Current portion of long-term lease obligation	52	145
Total current liabilities	3,580	2,255
Long-term portion of accrual for unutilized office space	1,750	—
Other long-term liabilities	211	338
Total liabilities	5,541	2,593

Redeemable convertible preferred stock (liquidation preference of $2,000)	1,950	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	30	29
Additional paid-in capital	188,852	189,370
Treasury Stock, at cost, 3,181,000 shares in 2002	(4,039)	—
Deferred compensation and equity-related charges	(232)	(10,580)
Accumulated other comprehensive loss, net	(22)	(13)
Accumulated deficit	(131,441)	(109,949)
Total stockholders’ equity	53,148	68,857
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$60,639	$71,450

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	$1,434	$2,009	$4,091	$7,234

Operating expenses:
Cost of revenue (exclusive of $60 and $105 in 2002 and $45 and $160 in 2001, for the three- and nine-month periods, respectively, reported below as equity-related charges)	808	1,269	2,850	3,884
Sales and marketing (exclusive of $892 and $9,456 in 2002 and $4,329 and $15,873 in 2001, for the three- and nine-month periods, respectively, reported below as equity-related charges)	488	1,359	1,796	7,472
Development and engineering (exclusive of $59 and $166 in 2002 and $92 and $327 in 2001, for the three- and nine-month periods, respectively, reported below as equity-related charges)	364	1,093	1,833	4,195
General and administrative (exclusive of $35 and $93 in 2002 and $46 and $305 in 2001, for the three- and nine-month periods, respectively, reported below as equity-related charges)	1,506	2,524	5,353	8,547
Unutilized office space charge	—	—	4,500	—
Equity-related charges	1,046	4,512	9,820	16,665
Restructuring charge	—	540	530	2,190

Total operating expenses	4,212	11,297	26,682	42,953
Loss from operations	(2,778)	(9,288)	(22,591)	(35,719)
Other income, net	315	534	1,099	2,455
Net loss	(2,463)	(8,754)	(21,492)	(33,264)
Dividends and accretion on redeemable convertible preferred stock	(49)	—	(89)	—

Net loss attributable to common shareholders	$(2,512)	$(8,754)	$(21,581)	$(33,264)

Basic and diluted net loss per common share	$(.09)	$(0.30)	$(0.75)	$(1.15)

Shares used to compute basic and diluted net loss per common share	27,571	28,921	28,674	28,815

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(21,492)	$(33,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,340	2,675
Reserve for uncollectible accounts	—	146
Amortization of email marketing database	—	3,500
Amortization of deferred compensation and equity-related charges	9,820	17,133
Loss on disposal of property and equipment	1,169	180
Current portion of accrual for unutilized office space	1,092	—
Long-term portion of accrual for unutilized office space	2,247	—
Redeemable convertible preferred stock issued to customer below fair value	114	—
Changes in operating assets and liabilities:
Accounts receivable	(312)	691
Prepaid expenses and other current assets	(149)	(88)
Accounts payable	(99)	(563)
Accrued expenses	123	(1,222)
Deferred revenue	448	(652)
Other non-current liabilities	(624)	(127)
Net cash used in operating activities	(5,323)	(11,591)
Cash flows from investing activities:
Additions to property and equipment	(9)	(776)
Decrease in restricted cash	—	1,330
Proceeds from sale of property & equipment	—	17
Purchase of marketable securities	(211,164)	(45,688)
Proceeds from maturity of marketable securities	223,156	24,772
Net cash provided by (used in) investing activities	11,983	(20,345)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	99	109
Purchase of Company common stock	(4,039)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,796	—
Dividends paid on redeemable convertible preferred stock	(16)	—
Repayment of capital lease	(95)	(144)
Net cash used in financing activities	(2,255)	(35)

Effect of foreign exchange rates on cash and cash equivalents	(17)	(101)

Net increase (decrease) in cash and cash equivalents	4,388	(32,072)
Cash and cash equivalents, beginning of period	20,329	61,126

Cash and cash equivalents, end of period	$24,717	$29,054

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Nature of Business

FairMarket, Inc. (“FairMarket” or the “Company”) provides private-label, Internet-based marketing and commerce solutions that incorporate dynamic pricing.  The Company offers a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies.  FairMarket’s solutions enable merchants to sell to consumers or wholesale buyers on the merchants’ own sites or to buyers on eBay.  FairMarket’s technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

2.              Basis of Presentation

The accompanying consolidated interim financial statements of FairMarket are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2001.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements.  These consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001, which are contained in FairMarket’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 filed with the Securities and Exchange Commission.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2002 and 2001.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited, The FairMarket Network Pty Ltd, FairMarket GmbH and FairMarket Securities Corporation.  All intercompany transactions and balances have been eliminated in consolidation.

3.              Equity-related and Unutilized Space Charges

Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (ii) other deferred equity-related charges resulting from the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value.  At September 30, 2002, deferred stock compensation was $232,000, net of amortization of $6.3 million and canceled stock options valued at $6.7 million.  This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.  For the three and nine month periods ended September 30, 2002 and 2001, related expense recognized was $171,000 and $407,000, and $213,000 and $1.4 million, respectively.

At September 30, 2002, other deferred equity-related charges, net of amortization of $47.7 million, were fully amortized. Other deferred equity-related charges were amortized ratably over the terms of the related agreements, from 18 months to three years (ending in September 2002) for the three and nine months ended September 30, 2002 and 2001, respectively.  For the three and nine months ended September 30, 2002 and 2001, related expense recognized was $875,000 and $9.4 million, and $4.3 million and $15.8 million, respectively.

In the first quarter of 2002, the Company recorded a one-time charge of $4.5 million for unutilized office space at the Company’s Woburn, Massachusetts headquarters.  This charge includes rent payments and other related costs for a significant portion of the Company’s leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures.  During the nine months ended September 30, 2002, the Company charged $1.7 million against this reserve, which represented the write-down of leasehold improvements and furniture and fixtures of $1.2 million and rent payments of $498,000.  As of September 30, 2002, $2.8 million of the total charge remained unpaid relating to future rent payments.  Of this amount, $1.1 million is expected to be charged against the reserve over the next 12 months and has been classified as a short-term liability in the consolidated balance sheet.

4.              Net Loss per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares.  Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be anti-dilutive.  For the three and nine months ended September 30, 2002 and 2001, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of common equivalent shares would be anti-dilutive.

Certain securities were not included in the computation of diluted net loss per share for the quarters ended September 30, 2002 and 2001, because they would have had an anti-dilutive effect due to net losses for such periods.  These securities include: (i) options to purchase 4,278,696 shares of common stock with exercise prices of $0.10 to $9.66 per share at September 30, 2002 and options to purchase 4,549,000 shares of common stock with exercise prices of $0.10 to $9.66 per share at September 30, 2001; and (ii) 952,380 shares of Series B preferred stock convertible into common stock on a one for one basis, subject to adjustment, at September 30, 2002.

5.              Comprehensive Loss

For the three and nine months ended September 30, 2002 and 2001, total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(2,463)	$(8,754)	$(21,492)	$(33,264)
Changes in other comprehensive loss:
Foreign currency translation adjustments	16	(101)	55	(145)
Unrealized gain (loss) on marketable securities	(19)	144	(64)	125
Total comprehensive loss	$(2,466)	$(8,711)	$(21,501)	$(33,284)

6.              Stock Option Exchange

On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the Company’s common stock on the January 16, 2001 exchange date.  Options held by executive officers and directors were not included in the exchange.  Under this program, options covering approximately 1,155,000 shares of the Company’s common stock were exchanged for options covering an equal number of shares.  Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years.  For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange.  As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company’s common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options.  There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate.  The closing price of the Company’s common stock on September 30, 2002 was below $2.1875, therefore no related charge was recognized for the three and nine months ended September 30, 2002.

7.              Revenues and Long-lived Assets by Geographic Region

The table below presents revenues by principal geographic region for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
United States	$1,001	$1,543	$2,922	$5,568
United Kingdom	401	391	1,091	1,118
All other	32	75	78	548
Total	$1,434	$2,009	$4,091	$7,234

The table below presents long-lived assets by principal geographic region as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
United States	$1,780	$5,021
United Kingdom	272	697
All other	—	—
Total	$2,052	$5,718

8.              Accounting for Consideration Given by a Vendor to a Customer

Effective January 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”).  EITF 01-09 addresses whether a vendor should recognize consideration, including equity instruments, given to a customer as an expense or as an offset to revenue being recognized from that same customer.  Consideration given to a customer is presumed to be a reduction of revenue unless both the following conditions are met:

(a)                                  the vendor receives an identifiable benefit in exchange for the consideration, and the benefit is sufficiently separable from the customer’s purchase of the vendor’s products and services such that the customer could have purchased the products from another third party; and

(b)                                 the vendor can reasonably estimate the fair value of the benefit received.

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

During the second quarter of 2002, the Company recorded a one-time charge of $114,200 against revenue to reflect the amount by which the estimated fair value of the shares of the Company’s Series B redeemable convertible preferred stock issued to eBay Inc. in May 2002 exceeded the amount paid by eBay (see Note 11).

During the three and nine months ended September 30, 2001, the Company recognized amortization of equity-related charges for Excite and Microsoft Corporation as sales and marketing expense.  In those same periods, the Company recognized revenue of $5,000 and $468,000, respectively, from Excite and Microsoft.  As a result of the adoption of EITF 01-09, the Company has reclassified $5,000 and $468,000 of equity-related charges for the three and nine months ended September 30, 2001 as a reduction of revenue since it did not meet both of the above criteria.  There was no impact to net loss.  No further reclassifications to 2001 results will be required.

9.              Commitments and Contingencies

FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall

(former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc.  The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000.  The lawsuits allege that certain underwriters of FairMarket’s initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering.  The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket’s initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants.  On, or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company.  The Company intends to vigorously defend the remaining claims asserted against it in the actions.

On October 24, 2002, a former contractor, who was also a former employee of FairMarket, filed a lawsuit against the Company, alleging that the Company failed to pay certain amounts owing under a consulting agreement between him and the Company.  FairMarket believes this lawsuit has no merit and intends to defend it vigorously.

10.       Restructuring Charge

In late June 2002, as part of the Company’s plan to continue to implement cost-cutting measures, the Company eliminated 18 positions worldwide, representing approximately 31% of its total employee base.  In addition, the Company relocated its U.K. data center to the U.S.  The Company recognized a charge of $530,000 in the second quarter of 2002 for the costs related to these initiatives, of which $200,000 relates to non-cash costs.  At September 30, 2002, $41,000 of the total charge remained unpaid, primarily related to severance payments to certain employees.  The Company expects to pay these remaining expenses by the end of the fourth quarter of 2002.

11.       Redeemable Convertible Preferred Stock

On May 17, 2002, the Company completed a private placement of 952,380 shares of its Series B redeemable convertible preferred stock, par value $0.001 per share, to eBay Inc. for an aggregate purchase price of $2.0 million.  The Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock.  The dividends are cumulative and are entitled to participate on a pro rata basis in any dividend paid on the common stock on an as if converted basis.  As of September 30, 2002, the Company had accrued $32,500 for dividends payable.  The Series B preferred stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustment mechanisms including a weighted average anti-dilution mechanism.  In the event of any liquidation, dissolution or winding up of the Company (a “Liquidation”), the holders of the Series B preferred stock are entitled to receive, in preference to the holders of certain junior securities, as defined, a per share amount equal to $2.10 plus all accrued and unpaid dividends (the “Liquidation Preference”).  In the event of a Liquidation, after payment of the Liquidation Preference and any other liquidation preference on any other series of stock, the Series B preferred stock is entitled to participate on a pro rata basis with the common stock in the distribution of the remaining assets of the Company on as if converted basis.  The holders of the Series B preferred stock have the right to require the Company to redeem the Series B preferred stock at any time after the earlier of (a) May 17, 2003, and (b) the happening of a material adverse effect on the Company’s business, as defined.  The Company has the right, at any time after May 17, 2004, to redeem the outstanding Series B preferred stock at $2.10 per share plus all accrued and unpaid dividends.  The net proceeds from this offering, after issuance costs, totaled $1.8 million.  At the issuance date, the Company estimated the fair value of the Series B preferred stock to be in excess of the amount paid by eBay by $114,200.  As a result, the Company recorded an $114,200 adjustment to increase the carrying value of this investment and decrease revenue in accordance with EITF 01-09 (see Note 8.)  The Company is accreting the carrying value of the Series B preferred stock up to $2.0 million through May 2003 in accordance with the redemption feature described above.  The Company recorded $17,000 and $41,000 in accretion during the three-and-nine month periods ending September 30, 2002.  At September 30, 2002, the carrying value of the Series B preferred stock was $2.0 million.

12.       Stock Repurchase

On August 8, 2002, the Company repurchased the 3,181,000 shares of its common stock, par value $.001 per share, held by Scott Randall, the original founder of FairMarket, at a price of $1.27 per share.  These shares represented 10.8% of the Company’s outstanding common stock.

13.       Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill’s impairment and that other intangible assets be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and thus were adopted by the Company on January 1, 2002. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS No. 142 are effective from the date of acquisition.  The adoption of SFAS No. 141 and 142 had no impact on the Company’s financial statements and related disclosures.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121,  “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset.  In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.  The Company adopted SFAS No. 144 on January 1, 2002 and the adoption had no impact on its financial statements and related disclosures.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  Our actual results could differ materially from those set forth in the forward-looking statements.  Certain factors that might cause such a difference include the following: market acceptance of our online auction and other e-commerce services; growth of the market for dynamic e-commerce services; the competitive nature of the online markets in which we operate; economic conditions; our ability to generate significant revenue to reach profitability; our ability to retain existing customers and to obtain new customers; our ability to attract and retain qualified personnel; our ability to expand or maintain our operations in our geographic markets and the currency, regulatory and other risks associated with doing business in international markets; the operation and capacity of our network system infrastructure; our limited operating history; and the other risks and uncertainties discussed under the heading “Factors that May Affect Results of Operations and Financial Condition” on page 17 of this Form 10-Q.  You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 and in other reports filed by us with the Securities and Exchange Commission.

Overview

FairMarket provides private-label, Internet-based marketing and commerce solutions that incorporate dynamic pricing.  We offer a range of services, technology and expertise to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies.  Our solutions enable merchants to sell to consumers or wholesale buyers on the merchants’ own sites or to buyers on eBay.  Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

Our services are used in four primary areas: (1) retail and discount clearance; (2) promotions and interactive marketing; (3) business-to-business surplus; and (4) outsourced auctions and e-commerce to portals and other web communities.  We provide a broad suite of dynamic pricing formats, including auctions, our primary format, as well as fixed and falling price formats.

We offer our customers the ability to distribute their listings to other sites through two methods.  First, through our MarketSelect sm service, we enable customers (with or without their own FairMarket-hosted site) to list, manage and transact sales on eBay.  Second, because we host our customer’s dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers’ commerce sites and make those listings available for display and sale on other FairMarket-hosted customer sites.

Beginning in the second half of 2001, we began to experience a shift in the nature of our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers’ sites, to transaction-based fees.  We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based.

We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings, as well as on the volume of our customers’ sales on their FairMarket-hosted sites and through our MarketSelect service.  We intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings.

Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance.  Period-to-period comparisons of operating results should not be relied upon as an indicator of future operating results.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operation.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.  Our critical accounting policies relate to revenue recognition and allowance for doubtful accounts.

Revenue Recognition.  In accordance with SEC Staff Accounting Bulletin No. 101, we do not record revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; our price to our customer is fixed and determinable; and collectibility is reasonably assured. We derive revenue from application fees, transaction fees and professional services fees. Application fees consist of implementation fees and fixed monthly hosting, support and operating fees. We record implementation fees as deferred revenue and recognize these fees as revenue, ratably, over the contract period. We recognize fixed monthly hosting fees as revenue in the month that the service is provided. We recognize transaction fees as revenue, net of amounts paid to our customers, at the completion of the listing period. We record certain professional services fees related to ongoing service relationships as deferred revenue and recognize these fees as revenue ratably over the contract period. Professional services fees, which represent a separate earnings process and are unrelated to ongoing services are recognized as revenue in the period the service is provided.

Allowance for doubtful accounts.  When estimating our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends and other factors. If collection of accounts receivable is not reasonably assured, we defer revenue recognition.

No changes to these critical policies have taken place in the three-and nine-month periods ended September 30, 2002.

New Accounting Pronouncements

Effective January 1, 2002, we adopted Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”).  EITF 01-09 requires that companies report cash and non-cash stock compensation to customers as a reduction in revenue, rather than as equity-related charges expense, for all periods presented.  During the second quarter of 2002, we recorded a one-time charge of $114,200 against revenue to reflect the amount by which the fair value of the shares of our Series B preferred stock issued to eBay in May 2002 exceeded the amount paid by eBay.

During the three and nine months September 30, 2001, we recognized amortization of equity-related charges for Excite, Inc. (now known as At Home Corporation) and Microsoft Corporation as sales and marketing expense.  In those same periods, we recognized revenue of $5,000 and $468,000, respectively, from Excite and Microsoft.  As a result of the adoption of EITF 01-09, we have reclassified $5,000 and $468,000 of equity-related charges for the three and nine months ended September 30, 2001, respectively, as a reduction of revenue.  There was no impact to net loss.  No further reclassifications to 2001 results will be required.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill’s impairment and that other intangible assets be amortized over their useful lives.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.  The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and thus were adopted by us on January 1, 2002. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS No. 142 are effective from the date of acquisition.  The adoption of SFAS No. 141 and 142 had no impact on our financial statements and related disclosures.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 further refines the requirements of SFAS No. 121 that companies

(i) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset.  In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.  We adopted SFAS No. 144 on January 1, 2002 and the adoption had no impact on our financial statements and related disclosures.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

For the three and nine months ended September 30, 2002, our net loss was $2.5 million, or $(0.09) per share, and $21.6 million, or $(0.75) per share, respectively.  This represented an improvement of $6.3 million, or 69.9% on a per share basis, compared to our net loss of $8.8 million, or $(0.30) per share, for the three months ended September 30, 2001 and an improvement of $11.7 million, or 34.8% on a per share basis, compared to our net loss of $33.3 million, or $(1.15) per share, for the nine months ended September 30, 2001. Excluding the $540,000 restructuring charge that we recorded in the third quarter of 2001, our net loss for the third quarter of 2002 improved $5.7 million, or 67.9% on a per share basis, compared to a net loss of $8.2 million, or ($0.28) per share for the three months ended September 30, 2001.  Excluding the charge of $4.5 for unutilized office space that we recorded in the first quarter of 2002 and the $530,000 restructuring charge in the second quarter of 2002, our net loss for the nine months ended September 30, 2002 was $16.6 million, or $(0.58) per share, an improvement of $14.5 million, or 46.5% on a per share basis, compared to a net loss of $31.1 million, or $($1.08) per share, for the same period of last year, excluding restructuring charges of $2.2 million recorded in 2001.

The improvement in net loss for the three months ended September 30, 2002 compared to the same period of last year is primarily due to a decrease in total operating expenses of $6.5 million (excluding the restructuring charge in 2001), partially offset by decreases in revenue of $575,000 and other income, net, of $219,000.  The decrease in net loss for the nine months ended September 30, 2002 compared to the same period of last year is primarily due to a decrease in total operating expenses of $19.1 million (excluding the restructuring charge in each period and the unutilized office space charge in 2002), partially offset by decreases in revenue of $3.1 million and other income, net, of $1.4 million.  We expect our operating losses and negative operating cash flows to improve as we continue in our effort to achieve operating cash flow breakeven during the first half of 2003.

Revenue

Total revenue was $1.4 million and $4.1 million for the three and nine months ended September 30, 2002, respectively, a decrease of $575,000, or 28.6%, and $3.1 million, or 43.4%, compared to total revenue of $2.0 million and $7.2 million for the three and nine months ended September 30, 2001, respectively, which reflects the reclassification of revenue under EITF 01-09 described above.  The decreases in revenue for the three and nine months ended September 30, 2002 compared to the same periods of last year is primarily due to the decrease in the average revenue per customer and the decrease in the number of our customers described below.  Application fees, which represented approximately 74% of total revenue for both the three and nine months ended September 30, 2002, respectively, compared to approximately 76% of total revenue for the same periods in 2001, decreased by $460,000, or 30.3%, for the three months ended September 30, 2002 and $2.5 million or 45.3%, for the nine months ended September 30, 2002 as compared to the same periods in 2001, respectively.  Also reflected in these decreases is the effect of the revenue shift we began to experience during the second half of 2001, as described above, from fixed monthly fees for hosting and maintaining customers’ sites to transaction-based fees, and the percentage increase in the number of our customers that use our Market Select service, the fees for which are primarily transaction based.  Transaction fees, which represented approximately 22% of total revenue for both the three and nine months ended September 30, 2002, respectively, compared to approximately 10% of total revenue for the same periods in 2001, increased by $126,000, or 64.6%, for the three months ended September 30, 2002 and $154,000, or 20.5%, for the nine months ended September 30, 2002 as compared to the same periods in 2001, respectively.  Professional services fees, which represented approximately 4% of total revenue for both the three and nine months ended September 30, 2002, respectively, compared to approximately 15% and 13% of total revenue for the same periods in 2001, decreased by $241,000, or 81.1%, for the three months ended September 30, 2002 and $797,000, or 82.9%, for the nine months ended September 30, 2002 as compared to the same periods in 2001, respectively.

International revenue for the three and nine months ended September 30, 2002 was $433,000 and $1.2 million, respectively (primarily from customers in the U.K.), representing 30.2% and 28.6% of total revenue for those periods, respectively.  International revenue for the three and nine months ended September 30, 2001 was $466,000 and $1.7 million, respectively (also primarily from customers in the U.K.), representing 23.2% and 23.0% of total revenue for those periods, respectively.  International application fees, which represented approximately 69% and 71% of international revenue for the three and nine months ended September 30, 2002, respectively, compared to approximately 81% and 87% of international revenue for the same periods in 2001, respectively, decreased by $78,000, or 20.7%, during the three months ended September 30, 2002 and $622,000, or 42.7%, during the nine months ended September 30, 2002 as compared to the same periods in 2001, respectively.  International transaction fees, which represented approximately 30% and 27% of international revenue for the three and nine months ended September 30, 2002, respectively, compared to approximately 8% and 6% of international revenue for the same periods in 2001, respectively, increased by $94,000, or 248.3%, during the three months ended September 30, 2002 and $223,000, or 231.3%, during the nine months ended September 30, 2002 as compared to the same periods in 2001, respectively.  International professional service fees, which represented approximately 1% and 2% of international revenue for the three and nine months ended September 30, 2002, respectively, compared to approximately 11% and 7% of international revenue for the same periods in 2001, respectively, decreased by $49,000, or 93.7%, during the three months ended September 30, 2002 and $95,000, or 84.2%, during the nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, respectively.  There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices.  We price, invoice and collect fees for our international services primarily in the local currency.  To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

We generally charge a one-time set-up fee for the design, development and implementation of our customers’ dynamic pricing sites or our MarketSelect service.  Implementation also frequently entails customization and other professional services, for which we charge a professional service fee.  The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented.  These fees are generally payable upon the execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period.  At September 30, 2002 and 2001, there was $697,000 and $341,000, respectively, of deferred revenue primarily relating to set-up and professional services fees.

During 2001, approximately 56 customer contracts were terminated, either by us or by the customer, primarily as a result of economic conditions resulting in many of our customers suffering significant adverse financial consequences that led in some cases to the customer ceasing operations and in other cases to the customer refocusing on other areas of their business.  During the nine months ended September 30, 2002, an additional 19 customer contracts were terminated primarily due to customers refocusing on other areas of their business and, in other cases, as a result of economic conditions resulting in many of our customers suffering significant adverse financial consequences that led in some cases to the customer ceasing operations.  We ended the third quarter of 2002 with 50 customers, compared to 52 customers at June 30, 2002 and 54 customers at September 30, 2001.

For the third quarter of 2002, three of our customers accounted for approximately 39% of our quarterly revenue. Average revenue per customer decreased to $28,100 for the third quarter of 2002 from $34,900 for the third quarter of 2001.  Average revenue per customer decreased to $77,700 for the nine months ended September 30, 2002 from $123,300 for the same period in 2001.  Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

We believe that total revenue for the fourth quarter of 2002 will not change materially from the third quarter of 2002.

Operating Expenses

Cost of revenue consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers.  Cost of revenue was $808,000 and $2.9 million for the three and nine months ended September 30, 2002, a decrease of $461,000 and $1.0 million, respectively, compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2001, respectively.  As a percentage of revenue, cost of revenue decreased to 56.4% and increased to 69.7% for the three and nine months ended September 30, 2002, respectively, compared to 63.2% and 53.7% for the three and nine months ended September 30, 2001, respectively.  The dollar decrease in each period compared to the same period last year is primarily due to a reduction in salaries and related expenses resulting from headcount reductions in the second and third quarters of 2001 and the second quarter of 2002 and a reduction in the fees paid to network providers for bandwidth.

Gross profit increased to 43.6% for the three months ended September 30, 2002 compared to 36.8% for the three months ended September 30, 2001. Gross profit decreased to 30.3% for the nine months ended September 30, 2002 compared to 46.3% for the nine months ended September 30, 2001. The decrease in gross profit is primarily attributable to the decrease in revenue described above.  The gross profits reported above are not necessarily indicative of gross profits for future periods.  Actual gross profits may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs.  Our cost of revenue components have historically been highly fixed in nature.  With the reductions made to our cost of revenue components described above, we believe that they will not vary significantly from their current levels in the short term, as a result of which gross profit is expected to be largely based on unpredictable revenue trends.

Sales and marketing expenses were $488,000 and $1.8 million for the three and nine months ended September 30, 2002, a decrease of $871,000, or 64.1%, and $5.7 million, or 76.0%, compared to sales and marketing expenses of $1.4 million and $7.5 million for the three and nine months ended September 30, 2001, respectively.  These decreases are primarily due to the absence in the three- and nine-month periods in 2002 of amortization of $467,000 and $3.5 million, respectively, of an email marketing database which we purchased from At Home Corporation (formerly known as Excite, Inc.) in the fourth quarter of 2000 for cash in connection with the termination of our original auction services agreement with Excite and which was amortized over its useful life in 2001.  Also contributing to the decreases in sales and marketing expenses was a reduction in salaries and related expenses of $322,000 and $1.6 million in the three and nine month periods ended September 30, 2002, respectively, resulting from lower headcount, and a reduction in marketing expenses of $39,000 and $481,000, respectively.

Development and engineering expenses were $364,000 and $1.8 million for the three and nine months ended September 30, 2002, respectively, a decrease of $729,000 or 66.7%, and $2.4 million, or 56.3%, compared to development and engineering expenses of $1.1 million and $4.2 million for the three and nine months ended September 30, 2001, respectively.  The decrease in each period is primarily due to a reduction in salaries and related expenses resulting from lower headcount.

General and administrative expenses were $1.5 million and $5.4 million for the three and nine months ended September 30, 2002, respectively, a decrease of $1.0 million, or 40.3%, and $3.2 million, or 37.4%, compared to general and administrative expenses of $2.5 million and $8.5 million for the three and nine months ended September 30, 2001, respectively.  The decrease for the three months ended September 30, 2002 is attributable to lower depreciation and rent expense of $428,000 resulting from the one-time charge for unutilized space in the first quarter of 2002 and the relocation of our UK Data Center in the second quarter of 2002, a decrease in contract services of $221,000, a decrease in depreciation of $119,000 resulting from certain fixed assets becoming fully depreciated, a decrease in bad debt expense of $108,000, a reduction in salary and related expenses of $107,000 resulting from lower headcount, and other general and administrative operating expense reductions of $36,000.  The decrease for the nine months ended September 30, 2002 is attributable to a reducton in salary and related expenses of $1.0 million resulting from lower headcount, lower depreciation and rent expense of $893,000 resulting from the one-time charge for unutilized office space and the relocation of our UK Data Center in the second quarter of 2002, a decrease in bad debt expense of $499,000, a decrease in contract services of $313,000, a decrease in depreciation of $230,000 resulting from certain fixed assets becoming fully depreciated and other general and administrative operating expense reductions of $225,000.

Unutilized office space charge.  In the first quarter of 2002, we recorded a one-time charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters.  This charge includes rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures.  During the nine months ended September 30, 2002, the Company charged $1.7 million against this reserve, which represented the write-down of leasehold improvements and furniture and fixtures of $1.2 million and rent payments of $498,000.  As of September 30, 2002, $2.8 million of the total charge remained unpaid relating to future rent payments.  Of this amount, $1.1 million is expected to be charged against this reserve over the next 12 months and has been classified as a short-term liability in the consolidated balance sheet

Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of our common stock on the grant date and (ii) the fair value of warrants issued to certain strategic customers and shares of our Series D convertible preferred stock issued to certain strategic customers at prices below fair value.

At September 30, 2002, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders’ equity, totaled $232,000, net of amortization of $6.3 million and canceled stock option grants valued at $6.7 million.  This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

At September 30, 2002, other deferred equity-related charges, net of amortization of $47.7 million, were fully amortized.  Other deferred equity charges were amortized ratably over the terms of the related agreements, from 18 months to 3 years (ending in September 2002) for the three months ended September 30, 2002 and 2001, respectively.  During the third quarter of 2002, we expensed the remaining $875,000 of equity-related charges.

Other Income, net

Other income, net, was $315,000 for the three months ended September 30, 2002, a decrease of $219,000 compared to other income, net, of $534,000 for the three months ended September 30, 2001.  Other income, net, was $1.1 million for the nine months ended September 30, 2002, a decrease of $1.4 million compared to other income, net, of $2.5 million for the nine months ended September 30, 2001.  The decreases in other income, net for the three and nine months ended September 30, 2002 is primarily the result of lower interest income from lower interest rates and lower average balances of cash, cash equivalents and investments compared to the same periods of last year.

Liquidity and Capital Resources

At September 30, 2002, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $56.2 million.

Cash used in operating activities was $5.3 million for the nine months ended September 30, 2002 and $11.6 million for the nine months ended September 30, 2001.  Net cash flows from operating activities for the nine months ended September 30, 2002 reflect a net loss for that period of $21.5 million combined with a decrease in other non-current liabilities of $624,000, an increase in accounts receivable of $312,000 and prepaid expenses and other current assets of $149,000, partially offset by amortization of deferred compensation and equity-related charges of $9.8 million, short- and long-term liabilities of $1.1 million and $2.2 million, respectively, provided in connection with the unutilized space charge, depreciation expense of $2.3 million, loss on disposal of property and equipment of $1.2 million, an increases in deferred revenue of $448,000, an increase in accrued expenses of $123,000 and the one-time charge of $114,000 to reflect the amount by which the estimated fair value of the redeemable convertible preferred stock exceeded the amount paid by eBay.

Cash provided by investing activities was $12.0 million for the nine months ended September 30, 2002.  Net cash provided by investing activities for the nine months ended September 30, 2002 is primarily attributable to net proceeds from the maturity and purchase of marketable securities.  For the nine months ended September 30, 2001, net cash used in investing activities was $20.3 million, primarily from the purchase of marketable securities and the purchase of property and equipment offset by the proceeds from the maturity of marketable securities and a decrease in restricted cash.

Cash used in financing activities was $2.3 million for the nine months ended September 30, 2002, resulting primarily from the purchase of 3,181,000 shares of our Common Stock from the original founder of the Company for $4.0 million offset by the issuance of 952,380 shares of our Series B redeemable convertible preferred stock to eBay in May 2002 for net proceeds of $1.8 million as described above.  For the nine months ended September 30, 2001, cash used in financing activities was $35,000.

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

Factors that May Affect Results of Operations and Financial Condition

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  Our actual results could differ materially from those set forth in the forward-looking statements.

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

For the quarter ended September 30, 2002, we incurred a net loss of approximately $2.5 million, which represented approximately 171.8% of our revenue for the same period.  As of September 30, 2002, we had an accumulated deficit of approximately $131.4 million.  We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur.  While it is our goal to achieve operating cash flow breakeven during the first half of 2003, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings.  Any such investment will depend on the availability of funds.

We expect to continue to have negative operating cash flow in the near future, and we may need to seek additional financing, which could be difficult to obtain.

We expect to continue to experience negative operating cash flows for the foreseeable future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings.  We expect that we will fund these expenditures primarily from available cash.

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for both the short-term and long-term.  If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, including potential acquisitions using cash, we may find it necessary to obtain additional equity or debt financing.  If additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

For the third quarter of 2002, three of our customers accounted for approximately 39% of our quarterly revenue.   If any one of these contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenues would decline and our losses would likely increase.

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

Beginning in the second half of 2001, we began to experience a shift in the nature of our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers’ sites, to transaction-based fees.  We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based.  To the extent this revenue shift continues, our success will increasingly depend on increases in the amount of user traffic and the number of transactions on our customers’ FairMarket-hosted sites or on eBay through our MarketSelect service.  For this to occur, our existing customers must drive sufficient numbers of users to their FairMarket-hosted sites, they must devote sufficient resources to making their sites attractive to buyers and sellers and there must be demand for the products being offered on those sites and on eBay through our MarketSelect service.  We cannot assure you that our customers will be successful in accomplishing any of these objectives and their failure to do so could impede our growth and adversely affect our business and revenues.

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

A component of our strategy has been to attract customers outside the U.S.  For the three and nine months ended September 30, 2002, revenue under contracts with customers outside the U.S. (primarily in the United Kingdom) represented approximately 30.2% and 28.6% of our total revenue, respectively.  During 2000, we opened offices in England, Australia and Germany. We completed the closing of our office in Germany during the third quarter of 2001 and the closing of our office in Australia during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations.  We believe that significant opportunities exist in international markets, and we continue to evaluate our international strategy.  Doing business in international markets requires significant management, financial, development, sales, marketing and other resources.  We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets.  We cannot assure you that we will expand into new, or continue our existing operations in, international markets or that we will be successful in international markets.

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

We have applied for patents on aspects of our technology and processes and those applications are pending with the U.S. Patent and Trademark Office.  We cannot assure you that any patents will be issued.  Even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us.  “FairMarket” is a registered service mark in the U.S.  We have applied for trademark registrations for some of our other brand names, and our marketing materials are copyrighted, but these protections may not be adequate.  Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we provide services.  We may, at times, have to incur significant legal costs and spend time defending our copyrights and, if issued, our service marks and patents.  Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

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

Service offerings involving complex technology often contain errors or performance problems.  Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services.  Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our systems are not error-free.  Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose us to litigation and potential liability.  We have from time to time discovered errors in our software or software of others used in our operating systems after its incorporation into our systems.  We cannot assure you that undetected errors or performance problems in our existing or future services will not be discovered or that known errors considered minor by us will not be considered serious by our customers.  We have experienced periodic minor system interruptions, which may continue to occur from time to time.  Most of our contracts provide for the payment or credit to the customer of specified money damages (based on the monthly service fee paid by the customer) if we are unable to maintain specified levels of service based on downtime of either their FairMarket-hosted sites or our centralized service over a specified period, typically one month.  The total dollar amount of our potential payment or credit obligations under these provisions if the service levels specified in all of those agreements were not met over the typical one month measurement period could be material.  In addition, certain of our contracts also provide the customer with the right to terminate the contract if we are unable to maintain a minimum specified level of service.  Performance problems in our technology could also damage our reputation, which could reduce market acceptance of our services and lead to a loss of revenues.

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

Our success may depend to some extent upon sellers on customer sites reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price.  Our customers have received in the past, and we anticipate that they will receive in the future, communications from sellers and buyers who did not receive the purchase price or the goods that were to have been exchanged.  Neither we nor our customers have the ability to require end-users to make payments or deliver goods or otherwise make end-users whole.  Our customers also periodically receive complaints from buyers as to the quality of the goods purchased.  We are unaware of any complaints that have materially impacted our customers’ businesses in a detrimental manner.  Neither we nor our customers have the ability to determine the level of such complaints that are made directly between buyers and sellers.  We expect that both we and our customers will continue to receive requests from end-users requesting reimbursement or threatening legal action against either our customers or us if no reimbursement is made.

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

Numerous U.S. jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers, which were enacted for consumer protection many years ago.  We believe that the U.S. laws and regulations do not apply to our online auction services.  However, little precedent exists in this area, and one or more jurisdictions in the U.S. or in other countries in which we do business are attempting or may attempt to impose these laws and regulations to online auction providers and may attempt to impose these laws and regulations on our operations or the operations of our customers in the future.  Certain states are currently considering whether to apply their auctioneer regulations to online auctions and at least one state has passed legislation that applies to the conduct of all auctions, including auctions conducted over the Internet.  If any such statute or regulation is interpreted to apply to us or to our customers, we and/or those of our customers to whom the statute applies could be required to obtain a license.  This could adversely affect our ability to attract and retain customers, could adversely affect our results of operations by decreasing activity on our customers’ auction sites and could subject us or our customers to fines if we or our customers are unable to obtain the required licenses.  In addition, as the nature of the products listed by our customers or their end-users changes, we may become subject to new regulatory restrictions.  If we do become subject to these laws and regulations in the future, it could adversely affect our ability to attract and retain customers and could adversely affect our results of operations by decreasing activity on our customers’ FairMarket-hosted sites.

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

Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation.  The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment.  Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security.  In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet.  The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet.  Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., the European Union Electronic Commerce Directive (the “Electronic Commerce Directive”) and the European Union Directive on Copyright in the Information Society (“Copyright Directive”), have not yet been fully interpreted by the courts and their applicability is therefore uncertain.  The Digital Millennium Copyright Act provides certain “safe harbors” that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers’ dynamic pricing sites.  We have adopted policies and practices to qualify for one or more of these safe harbors, but we cannot assure you that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain.  In August 2002, the Electronic Commerce Directive was implemented in the United Kingdom.  This Directive contains informational requirements for online sellers, requirements for electronic communications and concluding contracts online and provisions limiting the liability of service providers for unlawful content in certain instances.  This Directive may affect our operations in the U.K. if our customers or we, as applicable, do not adequately update our respective practices to comply with the new U.K. regulations implementing this Directive.  In Australia, recent amendments have been made to the Copyright Act 1968 to regulate copyright issues arising in the context of the Internet.  In addition, the Broadcasting Services Act 1992 has been recently amended to establish a notice and take-down procedure with respect to offensive or obscene content.  These amendments provide specific immunities and/or defenses for Internet service providers.  However, the full application of these immunities and defenses has not yet been tested. The European Union Copyright Directive attempts to harmonize copyright in areas of digital transmission but has yet to be implemented in the Member States across Europe (including the U.K.).  Member States must implement the Copyright Directive by December 22, 2002 and this may impact on our and our customer’s business.

In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties.  The recently adopted European Union Directive on the Protection of Personal Data, as implemented in the relevant member states, may affect our operations in the U.K. if we or our customers do not afford adequate privacy to end-users of our customers’ sites.  The Australian Privacy Amendment (Privacy Sector) Act 2000, which has an exemption for certain types of small businesses, became effective in December 2001 and may have a similar effect.  We do not sell personal user information from our customers’ sites.  Generally, as between FairMarket and our customers, the personal user information belongs to the customer, not FairMarket, and each site is governed by the respective customer’s own privacy policy.  We do use aggregated data for analyses regarding our services, and do use personal user information in the performance of our services for our customers.  Since we do not control what our customers do with the personal user information they collect, we cannot assure you that our customers’ sites will be considered compliant.

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

Title V of the Telecommunications Act of 1996, known as the Communications Decency Act of 1996, prohibited the knowing transmission of any comment, request, suggestion, proposal, image or other communication that is obscene or pornographic to any recipient under the age of 18.  Substantial portions of the Communications Decency Act of 1996 regarding such communications have been held to be unconstitutional.  Subsequent similar legislation, know as the Child Online Protection Act, designed to comport with the constitutional concerns articulated by the Supreme Court, has been enacted; however, the constitutionality of that legislation is currently being litigated as well.  As such, the prohibition’s scope and the liability associated with a violation are currently unsettled.  In addition, we cannot be certain that similar legislation will not be enacted and upheld in the future.  It is possible that such legislation could expose companies involved in online commerce to liability, which could limit the growth of online commerce generally.  Legislation like the Communications Decency Act could reduce the growth in Internet usage and decrease its acceptance as a communications and commerce medium.

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

In the U.S., we do not collect sales or other similar taxes on goods sold by customers and users through customers’ FairMarket-powered sites or service taxes on fees paid by end-users of those sites.  The Internet Tax Freedom Act of 1998, which was extended through November 28, 2003 by the Internet Tax Non-Discrimination Act, prohibits the imposition of taxes on internet access services and new taxes on electronic commerce by U.S. federal and state taxing authorities.  If the moratorium is not extended past the November 28, 2003 deadline, states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals previously have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet.  Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities.  Many non-U.S. countries impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce.  We do not collect sales or other similar taxes on goods sold by customers and/or users of our customers’ sites in Australia or the U.K., it being the responsibility of our customers to do so if required.  Our systems in each of those countries do enable value-added or goods and services taxes to be charged and collected with respect to site usage fees, the determination of which is also the responsibility of our customers.  A successful assertion by one or more states or any foreign country that we (rather than our customers) should collect sales or other taxes on the exchange of merchandise or site usage fees or other Internet-based taxes (or any failure of our customers to collect any such taxes if required to do so) could impair our revenue and our ability to acquire and retain customers.

There may be significant security risks and privacy concerns relating to online commerce.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  A compromise or breach of the technology used to protect our customers’ and their end-users’ transaction data could result from, among other things, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments.  Any such compromise could have a material adverse effect on our reputation and, therefore, on our business, results of operations and financial condition.  Furthermore, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.  Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions.  We currently have practices and procedures in place to protect the confidentiality of our customers’ and their end-users’ information.  However, our security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that we are obligated to keep confidential.  We may not be successful in adopting more effective systems for maintaining confidential information, and our exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information we possess.  To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.  Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

We could be subject to potential product liability claims and third party liability claims related to products and services purchased through our customers’ sites.

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

Foreign Currency Risk

International sales are made mostly from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.  Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.  Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results.  The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended September 30, 2002 was not significant.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)         Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc.  The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000.  The lawsuits allege that certain underwriters of FairMarket’s initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering.  The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket’s initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants.  On, or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company.  The Company intends to vigorously defend the remaining claims asserted against it in the actions.

On October 24, 2002, a former contractor, who was also a former employee of FairMarket, filed a lawsuit against the Company, alleging that the Company failed to pay certain amounts owing under a consulting agreement between him and the Company.  FairMarket believes this lawsuit has no merit and intends to defend it vigorously.

Item 2.  Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

On March 17, 2000, we completed the initial public offering of our common stock.  The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677).  The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000.  We estimate that as of September 30, 2002, of the approximately $89 million in net proceeds from the initial public offering, approximately $37.7 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment.  At September 30, 2002, substantially all of the remaining net proceeds (approximately $56 million) was held in investments in commercial paper, government bonds and other interest-bearing accounts.  None of the costs and expenses related to the offering have been paid directly or indirectly to any director, officer or general partner of FairMarket or their associates or persons owning 10% or more of any class of equity securities of FairMarket or an affiliate of FairMarket.

Item 3.    Defaults upon Senior Securities.  Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.    Other Information.  Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

On August 8, 2002, FairMarket filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the repurchase of 3,181,000 shares of the Company’s common stock held by Scott Randall, the original founder of FairMarket.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FairMarket, Inc.

Date: November 13, 2002	By:	/s/ Nanda Krish
Nanda Krish,
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2002	By:	/s/ Janet Smith
Janet Smith,
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Nanda Krish, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FairMarket, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Nanda Krish
Nanda Krish
Chief Executive Officer

I, Janet Smith, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FairMarket, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Janet Smith
Janet Smith
Chief Financial Officer