Form 10-K
period 2002-12-31
FAIRMARKET INC
filed 2003-03-31
CIK 1053676

Use these links to rapidly review the document
FAIRMARKET, INC. FORM 10-K For the Year Ended December 31, 2002 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $14,236,208 on June 28, 2002, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

        The number of shares outstanding of the registrant's common stock as of March 18, 2003 was 26,653,361.

FAIRMARKET, INC.
FORM 10-K
For the Year Ended December 31, 2002

INDEX

i

PART I

ITEM 1. BUSINESS

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. FairMarket's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Results of Operations and Financial Condition" on page 25 of this Form 10-K. You should not place undue reliance on our forward-looking statements, and FairMarket assumes no obligation to update any forward-looking statements.

Overview

        FairMarket is an online auction and promotions technology and service provider that enables marketers to create results-oriented rewards programs and helps commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

        In the promotions area we offer a range of services, technology and expertise that enable large brands to quickly and easily create fun, innovative, interactive and customized marketing programs in conjunction with off-line sales and marketing initiatives. We work with leading brands and agencies to execute programs that help marketers engage customers, drive sales and leverage the eBay community through the exclusive marketing arrangement we entered into with eBay during the second quarter of 2002. Our promotion solution is effective as either the central program concept for a rewards promotion using newly created points currency or as a value added redemption module for use with an existing loyalty program. Our auction and promotions platform can help optimize the return on investment on marketing and promotional budgets and lead to the creation of a higher quality customer database to assist future marketing initiatives.

        We also utilize our technology, services and expertise in the commerce area to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. Our solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as to consumers on their own sites. Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

        Our services are used in four primary areas: (1) retail and discount clearance; (2) promotions and interactive marketing; (3) business-to-business surplus; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing and points based formats, including auctions, our primary format, as well as fixed transaction formats for commerce and promotions, falling price formats for commerce, and integrated marketing capability, to create a comprehensive e-business selling and marketing service offering.

        We offer our commerce customers the ability to distribute their listings to other sites through two methods. First, through our MarketSelectSM service, we enable customers (with or without their own FairMarket-hosted dynamic pricing site) to list, manage and transact sales on eBay. Second, because we host our customer's dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers' FairMarket-hosted sites and make those listings available for display and sale on other FairMarket-hosted customer sites.

        We provide an array of operational and support services to customers. In addition to hosting, customer support and end-user support services, our professional services group provides our customers with a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings.

        We derive revenue from: (1) application fees, which consist of implementation and fixed monthly hosting, support and operating fees; (2) transaction fees; and (3) professional services fees, which include fees for the development of business applications, technical customization and integration (including as part of the implementation process), and e-marketing, usability and other consulting services. Beginning in the second half of 2001, we began to experience a shift in the nature of our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers' sites, to transaction-based fees. We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based. Revenues related to application fees represented approximately 74.6% of total revenue in 2002 compared to 77.1% in 2001, revenues related to transaction fees represented approximately 20.5% of total revenue in 2002 compared to 10.6% in 2001 and professional services fee revenue represented approximately 5% of total revenue in 2002 compared to 12.3% in 2001. We are uncertain if this shift from monthly fixed revenue to transaction revenue is permanent in nature. Revenue derived from promotions customers is primarily fixed in nature and we expect to experience an increase in revenue derived from promotions customers in the future. Promotions revenue in 2002 represented 18.9% as compared to 13.1% in 2001.

        We believe our success is dependent in large part on increasing our customer base and further developing the breadth and functionality of our service offerings, as well as on the volume of our customers' sales on their FairMarket-hosted sites and through our MarketSelect service. We intend to continue to invest in the further enhancement of our service offerings and technology and in the promotion of our service offerings.

        FairMarket was formed in February 1997. From our inception through May 1998, we devoted substantially all of our efforts to our initial business model of matching buyers and sellers of computer products and peripherals utilizing our own Internet auction web site. In December 1998, we began to execute our business model involving the offering of outsourced, private-label auction solutions as described above, which we have since expanded to include additional transaction pricing and extended marketing and distribution capabilities. We ceased operating our own auction site during the third quarter of 1999 and focused operations on providing outsourced ecommerce solutions as described above.

The FairMarket Product Offerings

        The following are the principal characteristics of FairMarket's product offerings which in general are used in both the commerce and promotions areas.

        Comprehensive Array of Transaction Types or Pricing Formats.    In the commerce area, we provide a comprehensive set of pricing formats designed to enable e-commerce market participants to buy and sell goods efficiently. Our pricing options range from traditional auction transactions such as English and Dutch auctions to falling price and fixed price transactions. Our customers can select the pricing mechanisms that they believe will optimize the sale price for their goods and services and/or the time it will take to complete sales.

        We also offer a points-based promotions service that enables businesses to reward their customers by offering them the chance to bid on and buy merchandise, memorabilia and other items either under the customer's existing loyalty program or through the creation of a new loyalty program, using either our auction-style bidding or fixed price formats.

        Private label technology.    Our service allows customers to promote their brands and products through the creation of private-label dynamic pricing sites, designed to have the look and feel of the customer's home web site. All of the features available to visitors of a customer's dynamic pricing site, including search and automatic bidding capabilities, automatic email notifications to bidders and sellers and individual account tracking, are customized so that users are not aware that they are leaving the customer's home web site or using a third party service. The result is a user-friendly experience with a breadth of features that can enhance the user's visit to the customer's web site. We believe that our customers' ability to offer this experience to their users can increase new and repeat user visits to their main web sites, thereby expanding their marketing and revenue opportunities. Customers can also use our service to market specific products by the use of merchandising and email capabilities that deliver product offers to their consumers.

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

        Outsourced Solutions.    By outsourcing their online commerce and promotion needs to us, our customers can remain focused on their businesses while benefiting from our dynamic pricing expertise. We develop, host and maintain our customers' online commerce and promotion sites and MarketSelect implementations on our central operational system. Our central technology enables us to rapidly deploy our service offerings for customers, quickly implement new features and other enhancements and centrally provide direct customer support, end-user support and maintenance services. Our customers do not need to invest in additional software or hardware or devote significant engineering or support resources to develop and maintain their FairMarket-powered solution.

        Management Control.    As part of our service offering, we provide a web-based site management and configuration module that enables our customers to control the activity on their sites. Customers can set the sale parameters for individual product and service listings, register site users, configure their points database and set transaction, listing and merchandising fees. Because the site management module is located on our central system, each customer is also able to monitor and analyze current and historical activity data from its FairMarket-powered site to improve its sales strategies. Many of these features are also available with our MarketSelect service.

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

Product Features

Pricing and Point Based Transaction Features.

        Our dynamic pricing site offering includes the following pricing features for both commerce and promotions customers:

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

Our dynamic pricing site offering includes the following pricing features specific to commerce customers only:

  •
  Sealed bid auctions—The seller does not specify an opening price, and all bidders make their best offer without knowing what others have bid.

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

        Listing Features.    Our customers begin the process by uploading their product listings either through periodic manual uploads or through our automated XML-based interface. Customers can also upload their product catalog into the FairMarket database. When the customer uploads product listings, it selects the transaction parameters for each listing, including product category, pricing format and duration of the sale, special bidding, payment or shipping instructions, and export or other sale limitations. We also supply the ability to create alternate layouts featuring photos for each listing through our shop-by-photo feature, which offers end-users a way to shop that mimics catalog shopping and shows off goods immediately and easily.

        For customers who desire to automate the listing process further, our professional services team can implement our automated listing management system. This tool, which includes both a listing management module and an inventory management module, automatically creates and places listings for the customer, assigning transaction parameters based on the customer's business rules and additionally for commerce customers based on prior sale results.

        Site Merchandising.    Our technology offers our customers a number of marketing and merchandising features designed to increase yield for commerce customers and promote brand for our promotions customers on their FairMarket-powered sites. A customer can select certain listings for display on the home page of the site, on the higher level category pages or on a special featured listings page, to showcase listings of special interest or special sales events. Customers can also link individual listings to other areas of their main web sites or to product reviews. Our automatic site merchandising tool speeds the time-consuming job of both deciding which merchandise to promote and then placing the merchandise on the high traffic portions of the FairMarket-powered site. Commerce customers using our shopping cart functionality for fixed price and falling price listings also have the ability to display related listings on the shopping cart page.

        Our service transmits a number of automatic email messages to end-users of our customers' FairMarket-powered sites that can be customized through our site management module to cross-sell or up-sell other items. These emails include registration and welcome emails, bid status emails and winning bidder confirmation emails. Our service also enables users to specify whether they wish to receive notifications of specials via email. Users can also configure their own auction agent to automatically notify them by email when products specified by the user become available within a price or point range specified by the user.

        Reporting and Data Mining Features.    Our online commerce and promotion site service includes a number of reporting functions. Through our site management module, customers can monitor activity on specific listings and obtain aggregated information on transaction activity for a given time period and fulfillment information on closed listings, as well as information for a variety of reporting metrics, through WebTrend reports, designed to analyze site traffic. Customers can also manually conduct end-user based searches, listing searches and bid searches to refine their listing and pricing or point strategies. We also offer the ability to automate reports through an XML-based interface that allows the customer to query fulfillment, listings, products and user data directly from the FairMarket system. Many of these features are also available through our MarketSelect service.

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

        Integration of the platform with an existing points database can be accomplished using our X/Points API. For example, this option would be utilized when a loyalty site is a component of a larger promotion or when the platform is leveraging an existing frequent flyer "miles" system. The X/Points API integration leverages existing processes when multiple methods of burning points are available.

        Our commerce customers can achieve real-time integration between their hosted application and their proprietary systems through our Freight and Tax API. Specifically this integration occurs at the point where a user is bidding or buying an offer. The FairMarket system builds a light weight XML message composed of the elements required by the customer's system to calculate freight and / or tax. This value is calculated and returned in the XML stream and processed by the FairMarket engine for display to the bidder / buyer.

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

        End-User Support Services.    We provide private-label support to our customer's end-users via email on a 24 hour per day, seven day per week basis.

Sales and Marketing

        We sell our services primarily through our direct sales force. Our sales personnel identify potential customers through direct contact, through our exclusive loyalty marketing agreement with eBay, Inc. executed in the second quarter of 2002, by responding to requests we receive by telephone or through our web site, and through attendance at tradeshows. Our U.S. sales organization is based at our corporate headquarters in Woburn, Massachusetts, and we also have a sales office in England.

        We have focused our marketing efforts on generating qualified leads for our sales team. We promote the FairMarket name and services through press releases, our corporate web site and attendance at trade shows. Our contracts generally provide for the inclusion of a FairMarket logo on each web page of a customer's FairMarket-powered site.

Customers

        Our customers include traditional retailers, distributors and manufacturers as well as Internet portals and other web communities primarily engaged in e-commerce. We had three customers in 2002 that each accounted for more that 10% of our total revenue, Sam's West, Inc. accounted for 13.6%, revenue from providing promotion services to Burger King under our exclusive marketing agreement with eBay, Inc. accounted for 13.1% and Microsoft Corporation accounted for 12.6% of total revenue. In November 2002, our contract with eBay, Inc. related to the Burger King promotion program was terminated. No single customer accounted for more than 10% of our total revenue for 2001 and 2000.

Business Segments and Geographic Areas

        We currently operate in one business segment. For the years ended December 31, 2002, 2001 and 2000, approximately 27.0%, 21.0% and 10.3%, respectively, of our total revenue was derived from customers located outside the U.S.

Technology

        We deliver our product offerings from central systems consisting of our proprietary application software, third party software and third party computing, storage and network equipment. Currently, our most important software technologies are those embodied in our proprietary dynamic pricing software and in the FairMarket Network. We also license or have purchased software, equipment and/or systems from third parties, including Microsoft Corporation (through distributors) and, in the U.S., EMC Corporation and TIBCO Software, Inc., for use in our development and production systems. We maintain a separate system for each of our U.S., U.K. and Australia services. Each system is designed to easily expand to accommodate larger numbers of users and transactions, as well as added features. Each system is designed so that parts of the overall workload are assigned to specific classes of machines and it incorporates standby hardware components and specialized control software designed to allow operations to continue despite failures in individual components. For example, all interaction with web site users is handled by web servers and all data storage is handled by database servers. Each customer site is maintained on multiple servers and can be expanded to accommodate additional users or functional requirements without redesign. A shared, secure administrative server is used for site internal administrative traffic and reporting activities and for diagnostic and performance monitoring of the sites. Customer sites are available on a 24 hour per day, seven day per week basis, subject to scheduled maintenance. Our systems are located at third party hosting facilities that provide a secure environment, redundant communications lines and emergency power backup. We expect to continue to enhance the breadth and functionality of our software technologies and invest in systems development to ensure the continued reliability and scalability of our technology.

        As of December 31, 2002 approximately twenty five percent of our employees were devoted to development and engineering efforts. Research and development costs are expensed as incurred. Expenditures for research and development costs, which are included in total development and engineering expenses, were approximately $1.2 million, $3.2 million and $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Competition

        The market for Internet-based e-commerce software and services utilized by both our commerce and promotions customers is highly competitive and is evolving rapidly.

        In the commerce area many companies offer some form of Internet auction or other single e-commerce pricing application, including non-networked auction hosting, such as ADB Systems International (formerly bid.com), auction and other dynamic pricing software applications, auction aggregators, such as ChannelAdvisor, and general third-party destination auction sites, such as Yahoo! Auctions.

        In the promotions area, both traditional and non traditional advertising and marketing agencies are now using online sales promotions as a method for influencing off line consumer behavior. Online demand aggregators are also providing these programs to major brands. As a result, many technology providers have emerged in this space. Those that appear to compete directly with the company's current offering include Softcoin, Inc., edeal Services Corp. and RocketCash, LLC.

        We compete for customers with those providers of commerce and promotions technology and services, as well as with developers of in-house dynamic pricing and points based applications. We believe that the principal competitive factors in the market in which we compete are the quality and breadth of services provided, potential for successful transaction activity and price. We believe that the breadth of the pricing solutions currently available through our service and our ability to develop and rapidly deploy new pricing solutions distinguish us from our competitors and are important factors in our ability to attract and retain customers. The market for e-commerce services, however, is highly competitive and we expect this competition to intensify in the future. Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software applications and integrated purchasing solutions, larger technical staffs, larger customer bases, more and longer-standing distribution channels, greater brand recognition and greater financial, marketing and other resources than we have. For more information on competition, please see "Factors that May Affect Results of Operations and Financial Condition."

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

Law and Governmental Regulation

        We are subject to various laws and regulations affecting our business. Congress passed legislation concerning the availability and protection of copyrighted works on the Internet under the Digital Millennium Copyright Act and continues to consider laws relating to Internet taxation. In addition, there are recommended uniform state laws relating to technology that are currently under consideration in a number of state legislatures. The European Union has enacted regulations relating to online privacy protections and other aspects of e-commerce. These laws and regulations are recent and their impact on us and our industry has yet to be determined. This impact could include litigation which, whether successful or not, would likely be time-consuming and costly and require substantial management attention and resources. Also, while there are relatively few laws today that specifically regulate Internet-related companies and e-commerce in general, the sizeable growth in Internet usage and e-commerce transactions has prompted many governmental bodies to consider legislation in such areas as pricing, content, data protection, privacy protection, intellectual property protection, taxation and consumer protection. Enactment of laws or regulations in these areas could place burdens on us, either directly or as a burden to e-commerce in general. In addition, numerous jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We do not believe that these laws and regulations, which were enacted for consumer protection before the development of the Internet, apply to our online commerce services. However, one or more jurisdictions may attempt to impose these laws and regulations on our operations or our customers in the future. For more information on law and governmental regulation, please see "Factors that May Affect Results of Operations and Financial Condition."

Employees

        As of December 31, 2002, we had 39 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

FAIRMARKET and MarketSelect are registered service marks, and the FairMarket logo, AutoMarkdown, FairMarket Network, and Quick Win are service marks, of FairMarket, Inc. The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

ITEM 2. PROPERTIES

        Our headquarters offices are located in an office park in Woburn, Massachusetts, where we lease approximately 68,000 square feet of office space. Of that amount, we occupy approximately 18,000 square feet and approximately 11,000 square feet is subleased to one subtenant. We intend to sublease the remaining unoccupied space. In the U.K. we lease approximately 10,000 square feet of office space, of which we sublease approximately 3,000 square feet to two subtenants.

ITEM 3. LEGAL PROCEEDINGS

        FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1934. The Company intends to vigorously defend the remaining claims asserted against it in the actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our common stock is listed on the Nasdaq National Market under the symbol "FAIM." The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq National Market:

	High	Low
Year Ended December 31, 2002:
First Quarter	$1.72	$1.01
Second Quarter	$1.56	$1.12
Third Quarter	$1.58	$1.09
Fourth Quarter	$1.74	$1.18
	High	Low
Year Ended December 31, 2001:
First Quarter	$2.56	$1.13
Second Quarter	$1.84	$0.90
Third Quarter	$1.25	$0.84
Fourth Quarter	$1.20	$0.77

        As of March 18, 2003, there were approximately 194 holders of record of our common stock.

        We have never paid or declared any cash dividends on shares of our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determinations as to the payment of dividends on our common stock will depend upon our capital requirements, earnings, liquidity and such other factors as our Board of Directors may consider. Our Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock.

        On May 17, 2002, we issued and sold 952,380 shares of our series B preferred stock to eBay, Inc. for an aggregate offering price of $2.0 million. The series B preferred stock was offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Sale of Registered Securities

        On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the Securities and Exchange Commission on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that as of December 31, 2002, approximately $29.8 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment and $4.0 million to repurchase 3.1 million shares of our common stock from our founder. At December 31, 2002, substantially all of the remaining net proceeds (approximately $55.3 million) were held in investments in commercial paper, government bonds and other interest-bearing accounts.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 are derived from our audited consolidated financial statements.

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$5,747	$8,571	$10,937	$2,121	$4
Total operating expenses	29,075	51,688	66,732	19,146	1,423
Loss from operations	(23,328)	(43,117)	(55,795)	(17,025)	(1,419)
Net loss	(22,115)	(40,183)	(51,267)	(16,509)	(1,388)
Basic and diluted net loss per share	$(0.79)	$(1.39)	$(2.15)	$(3.30)	$(0.30)
Shares used to compute basic and diluted net loss per share	28,080	28,870	23,811	5,010	4,571
	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,734	$63,372	$76,104	$13,079	$540
Working capital	39,572	40,411	79,075	12,305	458
Total assets	59,267	71,450	93,449	20,071	771
Obligation under capital lease excluding current portion	—	—	148	—	—
Total stockholders' equity (deficit)	52,909	68,857	87,282	(1,118)	658

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: market acceptance of our online auction and other e-commerce services; growth of the market for dynamic e-commerce services; the competitive nature of the online markets in which we operate; economic conditions; our ability to generate significant revenue to reach profitability; our ability to retain existing customers and to obtain new customers; our ability to expand our operations in our geographic markets and the currency, regulatory and other risks associated with doing business in international markets; our ability to attract and retain qualified personnel; the operation and capacity of our network system infrastructure; our limited operating history; and the other risks and uncertainties discussed under the heading "Factors that May Affect Results of Operations and Financial Condition" on page 25 of this Form 10-K. You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report.

Overview

        FairMarket is an online auction and promotions technology and service provider that enables marketers to create results-oriented rewards programs and helps commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

        In the promotions area we offer a range of services, technology and expertise that enable large brands to quickly and easily create fun, innovative, interactive and customized marketing programs in conjunction with off-line sales and marketing initiatives. We work with leading brands and agencies to execute programs that help marketers engage customers, drive sales and leverage the eBay community through the exclusive marketing arrangement we entered into with eBay during the second quarter of 2002. Our promotion solution is effective as either the central program concept for a rewards promotion using newly created points currency or as a value added redemption module for use with an existing loyalty program. Our auction and promotions platform can help optimize the return on investment on marketing and promotional budgets and lead to the creation of a higher quality customer database to assist future marketing initiatives.

        We also utilize our technology, services and expertise in the commerce area to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. Our solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as to consumers on their own sites. Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

        Our services are used in four primary areas: (1) retail and discount clearance; (2) promotions and interactive marketing; (3) business-to-business surplus; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing and points based formats, including auctions, our primary format, as well as fixed transaction formats for commerce and promotions, falling price formats for commerce, and integrated marketing capability, to create a comprehensive e-business selling and marketing service offering.

        We offer our commerce customers the ability to distribute their listings to other sites through two methods. First, through our MarketSelectSM service, we enable customers (with or without their own FairMarket-hosted dynamic pricing site) to list, manage and transact sales on eBay. Second, because we host our customer's dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers' FairMarket-hosted sites and make those listings available for display and sale on other FairMarket-hosted customer sites.

        We provide an array of operational and support services to customers. In addition to hosting, customer support and end-user support services, our professional services group provides our customers with a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings.

        We believe our success is dependent in large part on increasing our customer base and further enhancing the breadth and functionality of our service offerings, as well as on the volume of our customers' sales on their FairMarket-hosted sites and through our MarketSelect service. We intend to continue to invest in the further enhancement of our service offerings and technology and in the promotion of our service offerings.

        Because of our limited operating history, there is limited operating and financial data about our business upon which to base an evaluation of our performance. During 2002, our net losses and negative operating cash flows improved during each quarter. For 2003, we expect our operating losses and negative operating cash flows to improve as we continue in our effort to achieve operating cash flow breakeven. Period-to-period comparisons of operating results should not be relied upon as an indicator of future operating results.

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

        We generally charge a one-time set-up fee for the design, development and implementation of a customer's dynamic pricing or points based site or our MarketSelect service. Implementation also frequently entails customization and other professional services, for which we charge a professional services fee. The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented. These fees are generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period.

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

        Our Professional Services Group offers our customers a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings for which we may charge either a one-time or a monthly professional services fee, generally based on time and materials used, depending on the nature of the service. These fees are generally recorded as deferred revenue and recognized as revenue, ratably, over the contract period if the service provided is related to an ongoing service relationship, and are recognized as revenue in the period in which the service is provided if unrelated to an ongoing service relationship.

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

        Beginning in the second half of 2001, we began to experience a shift in the nature of our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers' sites, to transaction-based fees. We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based. We are uncertain if this shift from monthly fixed revenue to transaction revenue is permanent in nature. Revenue derived from promotions customers is primarily fixed in nature and we expect to experience an increase in revenue derived from promotions customers in the future.

        Revenues related to application fees represented approximately 74.6% of total revenue in 2002 compared to 77.1% in 2001, revenues related to transaction fees represented approximately 20.5% of total revenue in 2002 compared to 10.6% in 2001 and professional services fee revenue represented approximately 4.9% of total revenue in 2002 compared to 12.3% in 2001.

        At no point during the sale process do we take possession of either the products being sold or the buyers' payment for the item. Because merchants and individual sellers, rather than FairMarket, sell the items listed, we have no cost of goods sold, procurement, or carrying or shipping costs and no inventory risk related to the items sold.

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2,

Summary of Significant Accounting Policies, to our consolidated financial statements included in this Report, we believe the following accounting policies to be critical:

        Revenue Recognition.    In accordance with SEC Staff Accounting Bulletin No. 101, we do not record revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; our price to our customer is fixed and determinable; and collectibility is reasonably assured. We derive revenue from application fees, transaction fees and professional services fees. Application fees consist of implementation fees and fixed monthly hosting, support and operating fees. We record implementation fees as deferred revenue and recognize these fees as revenue, ratably, over the contract period which approximates the life of our customer relationship. We recognize fixed monthly hosting fees as revenue in the month that the service is provided. We recognize transaction fees as revenue, net of amounts paid to our customers, at the completion of the listing period. We record certain professional services fees related to ongoing service relationships as deferred revenue and recognize these fees as revenue ratably over the remaining contract period. Professional services fees which represent a separate earnings process and are unrelated to ongoing services are recognized as revenue in the period the service is provided.

        We follow the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09") in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

  •
  We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of the Company's products and services such that the Company could have purchased the products from a third party, and

  •
  We can reasonably estimate the fair value of the benefit received.

        If both of the conditions are met, we record consideration paid to customers as an expense. Consideration, including equity instruments, not meeting the above criteria, is recorded as a reduction of revenue; to the extent the Company has recorded cumulative revenue from the customer or reseller. Any consideration in excess of cumulative revenue recognized from the customer or reseller is recorded as an operating expense.

        Identifying transactions that are within the scope of EITF 01-09, determining whether those transactions meet the criteria for recognition as an expense and determining the methodology of cost recognition associated with these arrangements requires us to make significant judgments. If we reached different conclusions, reported revenue could be materially different.

        Allowance for doubtful accounts and revenue reserve    When estimating our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends and other factors. If collection of accounts receivable is not reasonably assured, we establish a reserve for any revenue within the current reporting period for that customer and we charge bad debt expense for any revenue recognized in prior reporting periods for that customer.

        Deferred tax assets    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and tax planning strategies in assessing the need for the valuation allowance, if management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would effect the provision for income taxes in the period such determination was made.

        Unutilized Office Space    In the first quarter of 2002, we recorded a one-time charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. While we estimated the likelihood of future sublease income in the original charge, in the fourth quarter of 2002, we recorded a reversal of $513,000 related to an additional sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we charged $746,000 against this reserve, which represented rent payments related to the unutilized office space. In addition we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. As of December 31, 2002, $2.1 million of the total charge remained accrued and unpaid relating to future rent payments and other related costs.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, or SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure portion of this statement for the year ending December 31, 2002. The Company does not expect the adoption of FAS 148 will have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued Interpretation 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact that the initial recognition and measurement provisions of FIN 45 will have on its consolidated financial statements. The disclosure provisions of FIN 45 are effective for this Annual

Report on Form 10-K. Accordingly, the Company has included a discussion of its guarantees in Note 8 to the consolidated financial statements.

        In November 2002, the Emerging Issues Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

        In January 2003, the FASB issued FASB Interpretation FIN 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. We currently do not have any interests that would change our current reporting entity or require additional disclosures outlined in FIN No. 46.

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

        For the years ended December 31, 2002, 2001 and 2000, our net loss was $22.1 million, $40.2 million and $51.3 million, respectively. The reduction in net loss of $18.1 million when comparing 2002 to 2001 was primarily due to a decrease in total operating expenses of $22.6 million, partially offset by a decrease in revenue of $2.8 million and a decrease in interest income of $1.7 million. The improvement in net loss of $11.1 million from 2000 to 2001 was primarily due to a decrease in total operating expenses of $15.0 million over such periods, partially offset by a decrease in revenue of $3.3 million and a decrease in interest income of $1.4 million.

Revenue

        Total revenue was $5.7 million for 2002 compared to $8.6 million in 2001. The decrease of $2.9 million in revenue for 2002 compared to the prior year was due primarily to a reduction in the average revenue per customer and the decrease in the number of our customers described below. Application fees, which represented approximately 74.6% of total revenue for 2002 compared to approximately 77.1% of total revenue for 2001, decreased by $2.3 million, or 35.2%, as compared to 2001. Also reflected in these decreases was the effect of the revenue shift we began to experience during the second half of 2001, from fixed monthly fees for hosting and maintaining customers' sites to transaction-based fees, and the percentage increase in the number of our customers that use our Market Select service, the fees for which are primarily transaction based. Transaction fees, which represented approximately 20.5% of total revenue in 2002 compared to approximately 10.6% of total revenue for 2001, increased by $270,000, or 29.7%, for 2002 as compared to 2001. We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based. Professional services fees, which represented approximately 4.9% of total revenue in 2002, compared to approximately 12.3% in 2001, decreased by $768,000, or 73.1%, for 2002 as compared to the prior year. The decrease was due primarily to customer engagements being smaller in scale and shorter in duration when compared to the services provided in 2001.

        Total revenue decreased to $8.6 million in 2001 from $10.9 million in 2000. The decrease in revenue of $2.3 million is primarily due to the decrease in the number of our customers described below. Also contributing to the decrease was the effect of the revenue shift we began to experience in the second half of 2001 from fixed monthly fees for hosting and maintaining customers' sites to transaction-based fees, and the percentage increase in the portion of our customers that use our MarketSelect service, the fees for which are primarily transaction-based. In addition, revenue for the second half of 2000 included $946,000 in one-time business development revenues. The decrease in fixed monthly service revenue was partially offset by professional services revenue generated by our Professional Services Group, which we formed in the fourth quarter of 2000. Professional services revenue represented 11.6% of total revenue in 2001 compared to 4.6% of total revenue in 2000.

        International revenue was $1.6 million, $1.8 million and $1.1 million or 27.0%, 21.0% and 10.3% of total revenue, in 2002, 2001 and 2000, respectively. In the first quarter of 2002, we completed the closing our office in Australia, and in the third quarter of 2001 we completed the closing of our office in Germany. We continue to service our existing Australian customers out of our U.S. operations and continue to assess our international strategy. There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. We price, invoice and collect fees for our international services primarily in the currency of our local subsidiary. To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

        The one-time set-up fees we charge for the implementation of customer sites and our MarketSelect service and implementation-related professional services are deferred and recorded as revenue over the term of the related contracts. At December 31, 2002, 2001 and 2000, there was $333,000, $207,000 and $549,000 of deferred revenue, respectively, relating to set-up fees and $187,000, $31,000 and $457,000, respectively, relating to professional services.

        In 2002, we added twenty-four new customers and terminated twenty contracts, either by us or by the customer, ending 2002 with 51 customers, a decrease of 4 customers from 55 customers at December 31, 2001. During 2001, approximately 56 customer contracts were terminated, either by us or by the customer, terminations by customers occurred primarily as a result of economic conditions that led in some cases to the customer ceasing operations and in other cases to the customer refocusing on other areas of their business. During 2000, approximately 75 customer contracts were terminated, partially as a result of a general price increase that we effected in early 2000 and partially as a result of a shift in our sales focus away from outsourced e-commerce for portals and traffic building applications for dot-coms to providing demand chain sell-side solutions, such as enabling the web-based sale of retail and discount clearance items and business-to-business surplus and hosting interactive marketing promotions for larger retailers and manufacturers with higher brand awareness and greater financial resources.

        Average annual revenue per customer, excluding $946,000 of one-time business development revenues in 2000, was $112,700, $144,000 and $105,800 for 2002, 2001 and 2000, respectively. The decrease in average revenue was due primarily to a change in our mix of customers and the service offerings provided to those customers that used more transaction based services and less fixed price and professional services in 2002 compared to 2001. Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

        We had three customers in 2002 that each accounted for more than 10% of total revenue; Sam's West, Inc. accounted for 13.6%, revenue from providing promotion services to Burger King under our exclusive marketing agreement with the eBay, Inc. accounted for 13.1% and Microsoft Corporation accounted for 12.6%, of total revenue. In 2001 and 2000, no one customer accounted for more than 10% of total revenue.

Operating Expenses

Cost of Revenue

        Cost of revenue was $3.6 million in 2002, $4.9 million in 2001 and $4.9 million in 2000. As a percentage of revenue, cost of revenue increased to 61.9% in 2002 from 57.4% in 2001 and from 44.9% in 2000.

        Cost of revenue consists of costs for direct customer support and support to end-users of our customers' sites, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers.

        The decrease of $1.3 million in 2002 compared to the same period last year was primarily due to a reduction in salaries and related expenses resulting from headcount reductions in the second and third quarters of 2001 and the second quarter of 2002 and a reduction in the fees paid to network providers for bandwidth. In addition, we realized cost reductions by relocating our UK Data Center to our US Data Center.

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

        Gross profit was 38.1%, 42.6% and 55.1% of total revenue for 2002, 2001 and 2000, respectively. This decrease in gross profit for 2002 and 2001 was primarily attributable to the decrease in revenue discussed above. The gross profit reported above is not necessarily indicative of gross profit for future periods. Actual gross profit may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs. Our cost of revenue components are primarily fixed in nature and will continue to be fixed in the short term, as a result gross profit is largely based on revenue results.

Sales and Marketing

        Sales and marketing expenses were $2.3 million for 2002 compared to $8.0 million in 2001. The decrease of $5.7 million was due primarily due to the absence of amortization of $3.5 million of an email marketing database which we purchased from At Home Corporation (formerly known as Excite, Inc.) in the fourth quarter of 2000 for cash in connection with the termination of an auction services agreement which was amortized over its useful life in 2001. Also contributing to the decrease in sales and marketing expenses was a reduction in salaries and related expenses of $1.7 million, resulting from lower headcount and a reduction of $453,000 in marketing expenses.

        Sales and marketing expenses decreased to $8.0 million in 2001 from $23.3 million in 2000. The decrease of $15.3 million in 2001 is primarily due to a reduction in amortization of advertising expenses of $10.3 million related to advertising services purchased from At Home Corporation during 2000 under an auction services agreement which was terminated in December 2000. This decrease in amortization was partially offset by amortization expense of $3.5 million during 2001 related to an email marketing database which we purchased from At Home in December 2000 for cash in connection with the termination of the auction services agreement and amortized over its useful life in 2001. Also contributing to the decrease in sales and marketing expenses was a reduction in marketing expenses of approximately $5.1 million in 2001 compared to 2000, primarily relating to the discontinuation of certain marketing programs during the fourth quarter of 2000, a reduction in salaries and related expenses of $2.9 million resulting from lower headcount and a $395,000 decrease in fees paid to outside contract service providers.

Development and Engineering

        Development and engineering expenses were $2.2 million for 2002, a decrease of $2.7 million, or 55.1%, compared to development and engineering expenses of $4.9 million for 2001. The decrease was primarily due to a reduction in salaries and related expenses resulting from lower headcount.

        Development and engineering expenses decreased to $4.9 million in 2001 from $8.8 million in 2000. The $3.9 million decrease in 2001 was primarily due to a $2.9 million reduction in salaries and related expenses resulting from lower headcount, a $320,000 decrease in computer related expenses and a $448,000 decrease in fees paid to outside contract service providers.

        Our policy is to capitalize development and engineering costs associated with the design and implementation of our systems for internal use, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $0, $0 and $310,000 in 2002, 2001 and 2000, respectively. These costs are being amortized over 36 months, which is the expected useful life of the software. The amortization expense was $102,000, $102,000 and $64,000 in 2002, 2001 and 2000, respectively.

General and Administrative

        General and administrative expenses were $6.6 million in 2002, a decrease of $4.1 million, or 38.5%, compared to general and administrative expenses of $10.7 million in 2001. The decrease in 2002 of $4.1 million was attributable to a reduction in salary and related expenses of $1.0 million resulting from lower headcount, a reduction in depreciation and rent expense of $808,000 resulting from the one-time charge for unutilized office space in the first quarter of 2002 and the relocation of our UK Data Center in the second quarter of 2002, a decrease in bad debt expense of $738,000, a decrease in contract services of $394,000, a decrease in depreciation of $823,000 resulting from certain fixed assets becoming fully depreciated and other general and administrative operating expense reductions of $239,000.

        General and administrative expenses decreased to $10.7 million in 2001 from $13.0 million in 2000. The $2.3 million decrease in 2001 was primarily due to decrease of $1.3 million in salaries and related expenses (resulting primarily from the headcount reductions effected in 2001), $881,000 in recruiting costs, $549,000 in bad debt expense and $423,000 in legal expense partially offset by increases of $408,000 in insurance costs and $662,000 in depreciation expense.

Restructuring Charges

        In June 2002, as part of our plan to continue to implement cost-cutting measures, we eliminated 18 positions worldwide, representing approximately 31% of our total employee base. In addition, we relocated our U.K. data center to the U.S. We recognized a charge of $530,000 in the second quarter of 2002 for the costs related to these initiatives, of which $200,000 related to non-cash costs for the write-down of computers and equipment. At December 31, 2002, all of the expenses relating to the restructuring had been paid.

        We recognized a charge of approximately $2.0 million in 2001 for the costs related to a workforce reduction (which eliminated 78 positions), severance payments to certain other employees and other restructuring initiatives, including closing our offices in Australia and Germany. We completed the closing of our office in Germany during the third quarter of 2001 and the closing of our office in Australia during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. Approximately $141,000 of the charge relates to non-cash costs associated with the restructuring initiatives. At December 31, 2001, all of the expenses relating to the restructuring initiatives had been paid.

Unutilized office space charge

        In the first quarter of 2002, we recorded a one-time charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. While we estimated the likelihood of future sublease income in our original charge, in the fourth quarter of 2002, we recorded a reversal of $513,000 related to an additional sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we recorded $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. As of December 31, 2002, $2.1 million of the total reserve remained accrued and unpaid and relates to future rent payments and other related costs. Of this amount, $1.1 million is expected to be recorded against this reserve over the next 12 months and has been classified as a short-term liability in the consolidated balance sheet.

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

        At December 31, 2002, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $159,000, net of $527,000 and $1.8 million relating to stock options canceled in 2002 and 2001, respectively, and net of amortization of $1.0 million in 2002, $1.5 million in 2001 and $1.8 million in 2000. Deferred stock compensation is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. We expect to incur equity-related compensation expense of at least $159,000 in 2003.

        At December 31, 2002, equity-related charges on the consolidated balance sheet were $0 net of $18.0 million that we reversed through equity as a result of the relinquishment by Microsoft of certain warrants discussed below, and net of amortization of $9.4 million in 2002, $20.1 million in 2001 and $14.5 million in 2000. Equity-related charges were amortized ratably over the terms of the related agreements of approximately three years after giving effect to the amendment of the Microsoft agreement and termination of the original Excite agreement discussed below.

Interest Income, Net

        Interest income was $1.4 million, $3.1 million and $4.5 million in 2002, 2001 and 2000, respectively. The decrease in interest income for 2002 and 2001 was due principally to lower average cash, cash equivalents and marketable securities balances during these periods as a result of cash used in operating activities and to a lesser extent a decrease in interest rates.

Microsoft and Excite Contracts

        In June 2001, we amended the auction services agreement that we entered into with Microsoft in July 1999, which originally provided that, if Microsoft drove more than a specified number of Internet users to the FairMarket Network through its Internet portal site, we would guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Under this provision, if Microsoft met its minimum annual traffic guarantee but such increase in traffic did not produce sufficient revenue to meet the minimum guaranteed revenue, we would have had a financial obligation to Microsoft equal to the difference between the minimum guaranteed payment and its portion of fees actually collected. The minimum guaranteed revenue was $5.0 million for the first contract year. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. Also under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of our common stock, which were issued in connection with the original July 1999 agreement with Microsoft. In exchange for the above, we waived our status as "pre-eminent auction services provider" to Microsoft's online properties. We valued the warrants at $28.5 million at the time of issuance and recorded a deferred charge to be amortized over the term of the Microsoft contract. As of June 2001, the unamortized value of the warrants on our balance sheet was approximately $18 million, which we reversed through equity during the third quarter of 2001 as a result of the relinquishment of the warrants. From the time we issued the warrants until Microsoft relinquished the warrants in June 2001, Microsoft beneficially owned in excess of 5% of our common stock. For the years ended December 31, 2002 and 2001, we recognized revenue of $727,000 and $335,000, respectively, from Microsoft for monthly service fees and a share of the transaction fees charged on the Microsoft sites.

        In December 2000, we restructured our relationship with Excite, now known as At Home Corporation, by terminating our original auction services agreement with Excite and entering into a new Outlet Center agreement with At Home. Under the termination agreement, we purchased an incremental $500,000 in banner advertising from At Home during the fourth quarter of 2000, which was reflected as an expense in that quarter, and also licensed a permission-based email marketing database from an affiliate of At Home for $3.5 million, which was paid during the fourth quarter of 2000 and was amortized over its useful life in 2001. As a result of the termination of the original Excite agreement, we were released from our obligation to purchase an additional $7.5 million of online banner and other advertising services under the remaining term of the original agreement, and we released any exclusive rights to provide auction services to consumers on the Excite network. Under the new Outlet Center agreement, which has an initial term of 18 months, we agreed to provide an Excite-branded version of our Outlet Center service.

        During the third quarter of 2001, At Home filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. In October 2001, At Home instructed us to shut down the Excite Outlet Center and notified us that it intends to seek rejection of the new auction services agreement in the Bankruptcy Court. At December 31, 2002, the value of the stock issued to Excite had been fully amortized.

Liquidity and Capital Resources

        Prior to our initial public offering in March 2000, we financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million as of December 31, 1999. In March 2000, we sold 5,750,000 shares of common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. At December 31, 2002, cash and cash equivalents, marketable securities and restricted cash (primarily related to a lease deposit) totaled $55.3 million.

        Net cash used in operating activities was $6.3 million for 2002, $13.1 million for 2001 and $24.4 million for 2000. Net cash flows from operating activities in 2002 reflect a net loss of $22.0 million reduced by depreciation expense of $2.9 million, non-cash charges for loss on disposal of property and equipment of $1.4 million, short and long-term unutilized office space of $2.8 million and amortization of deferred compensation and equity-related charges of $9.9 million. To a lesser extent, net cash flows from operating activities for 2002 reflect an increase in accounts receivable, accrued expenses and deferred revenue, partially offset by a decrease in prepaid expenses, other current assets and accounts payable.

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

        Net cash flows from operating activities in 2000 reflected a net loss of $51.3 million reduced by non-cash charges for advertising of $10.3 million and amortization of deferred compensation and equity-related charges of $17.3 million. To a lesser extent, net cash flows from operating activities for 2000 also reflected an increase in accounts receivable, prepaid expenses and other current assets and a decrease in accounts payable, offset in part by increases in deferred revenue and accrued expenses.

        In 2002, cash provided by investing activities was $20.9 million primarily from the sale of marketable securities. Cash used in investing activities was $27.6 million in 2001 and $19.9 million in 2000. Net cash used in investing activities for 2001 and 2000 includes $28.0 million and $12.9 million, respectively, for the purchase of marketable securities, net, and $905,000 and $7.0 million, respectively, for the purchase of property and equipment, net of capital lease obligations of $145,000 and $345,000 at December 31, 2001 and 2000, respectively. During 2000 we purchased computers and servers at a total cost of $4.6 million and furniture, fixtures and leasehold improvements at a total cost of $2.3 million.

        Cash used in financing activities was $2.2 million for 2002, resulting primarily from the purchase of 3,181,000 shares of our Common Stock from the original founder of the Company for $4.0 million offset by the issuance of 952,380 shares of our Series B redeemable convertible preferred stock to eBay in May 2002 for net proceeds of $1.8 million as described in Note 9 to the Consolidated Financial Statements. Cash used in financing activities in 2001 was $63,000, primarily from the repayment of capital lease obligations. Cash provided by financing activities was $94.5 million in 2000. Cash provided by financing activities in 2000 included proceeds of $89.1 million from our initial public offering, net of expenses of $8.6 million. In addition, in connection with our initial public offering, Excite paid us $5.0 million in accordance with a stock purchase agreement in which Excite purchased 2,500,000 shares of our Series D convertible preferred stock for cash consideration of $17.5 million in the third quarter of 1999, which payment was withheld as a prepayment against our obligation to purchase advertising from Excite under our original auction services agreement with Excite. The cash consideration withheld was recorded as a subscription receivable in the stockholders' equity section of the accompanying balance sheet as of December 31, 1999. The subscription receivable was reduced by Excite's payment of

$5.0 million in connection with our initial public offering and by advertising we purchased from Excite totaling $10.0 million in 2000 and $2.5 million in 1999.

        We expect our operating expenses to decrease for the full year 2003 compared to the full year 2002, primarily as a result of the cost containment measures we implemented throughout 2002, and expect to fund these operating expenses primarily from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for both the short-term and long-term. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may find it necessary to obtain additional equity or debt financing. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations and Commercial Commitments

        The following table presents our contractual obligations and commercial commitments as of December 31, 2002 and over the periods indicated below (in thousands):

	Payments due by period
Contractual Obligations	Amount	Less than one year	1–3 years
Operating and capital leases	$5,066	$2,405	$2,661
Other contractual obligation	297	297	—

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

        We were formed in February 1997 and we began to execute our current business model involving the offering of outsourced, private-label auction solutions in December 1998, which we have since expanded to include additional transaction pricing and points based promotions and distribution capabilities. While a high percentage of our operating expenses have historically been, and are expected to continue to be, fixed in the short term, our operating expenses are largely based on unpredictable revenue trends. Because of our limited operating history, our business strategy may not successfully address all of the risks we face, and you have limited operating and financial data about our business upon which to base an evaluation of our performance.

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

        For the year ended December 31, 2002, we incurred a net loss of approximately $22.1 million, which represented approximately 387.8% of our revenue for the same period. As of December 31, 2002, we had an accumulated deficit of approximately $131.9 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve profitability, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings. Any such investment will depend on the availability of funds.

  We expect to continue to have negative operating cash flow in the near future, and we may need to seek additional financing, which could be difficult to obtain.

        We expect to continue to experience negative operating cash flows for the foreseeable future because we intend to continue to invest in the further enhancement of our service offerings and technology and in the promotion of our service offerings. We expect that we will fund these expenditures primarily from available cash.

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

        The success of our business model depends in large part on our ability to increase our number of customers and to retain existing customers. The market for our services may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. In addition, the sales cycle for larger brand companies, retailers and manufacturers, where we currently focus our sales efforts, is generally longer than for the smaller companies and e-commerce companies that made up a larger part of our customer base in prior years. We also believe that uncertain economic conditions during 2001 and 2002 have resulted in a longer decision-making and implementation process with customers and during 2001 and 2002 led in many cases to customer contract terminations as a result of the customer ceasing operations or focusing on other areas of their business. If we cannot continue to attract new customers on a timely basis or at all, or if we cannot maintain our existing customer base, our business and revenues would be adversely affected.

  A loss of any client that accounts for a large portion of our revenues could cause our revenues to decline.

        For 2002, three of our customers accounted for approximately 39% of total revenue. If any one of these contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenues would decline and our losses would likely increase.

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

  third party online auction enablers, such as ChannelAdvisor and Auctionworks, that facilitate the distribution of listings to third party auction sites such as eBay and Yahoo! Auctions; and

        In the online loyalty program market, in addition to competition from internally-developed solutions by individual organizations, we face competition from third party providers in the following areas:

  destination sites with loyalty auction programs, such as Yahoo! Auctions; and

  third party loyalty program enablers such as SoftCoin, eDeals and Rocketcash who may extend their offerings to incorporate capabilities similar to those offered by our loyalty program service.

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

        Our future success will depend, in part, on attracting and retaining qualified personnel. In late June 2002, we eliminated 18 positions worldwide, representing approximately 31% of our total employee base. Previously, in 2001, we implemented two workforce reductions in which we eliminated 78 positions, and in 2000 we implemented a workforce reduction in which we eliminated 35 positions. We also experienced a number of management changes in the first half of 2001 and the first half of 2002. Management changes during the first half of 2002 included the election of Nanda Krish as full-time President and Chief Executive Officer, the appointment of three new directors to our Board of Directors, and the resignations of our Vice President of Sales and Marketing and our Vice President of Engineering. We experienced some attrition in personnel prior to and following these workforce reductions and believe that we may experience additional attrition in the future.

        We cannot assure you that we will be successful in hiring or retaining qualified personnel. Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand or maintain our operations.

  We may not be successful in international markets.

        A component of our strategy has been to attract customers outside the U.S. For the years ended December 31, 2002, 2001 and 2000, revenue under contracts with customers outside the U.S. (primarily in the United Kingdom) represented approximately 27.0%, 21.0% and 10.3% of our total revenue, respectively. During 2000, we opened offices in England, Australia and Germany. We completed the closing of our office in Germany during the third quarter of 2001 and the closing of our office in Australia during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. We believe that significant opportunities exist in international markets, and we continue to evaluate our international strategy. Doing business in international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new, or continue our existing operations in, international markets or that we will be successful in international markets.

        In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand or maintain our international presence, there are risks inherent in doing business internationally, including, among others:

  different legal and regulatory requirements;

  difficulties in staffing and managing foreign operations;

  longer payment cycles;

  different accounting practices;

  fluctuating currency exchange rates;

  problems in collecting accounts receivable;

  legal uncertainty regarding liability, ownership and protection of intellectual property;

  tariffs and other trade barriers;

  seasonal reductions in business activity;

  potentially adverse tax consequences; and

  political instability.

        Any of the above factors could adversely affect the success of our international operations. To the extent we expand our international operations; we will become more exposed to the above risks. To the extent we have increasing portions of our revenues denominated in foreign currencies, we will become subject to increased risks relating to foreign currency exchange rate fluctuations. We cannot assure you that one or more of the factors discussed above will not have a material adverse effect on our international operations and, consequently, on our results of operations and financial condition.

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

  We may need to enter into strategic alliances or license technologies to expand our business or service offerings but may not be successful in doing so.

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

        The holders of approximately 9,757,029 shares of our common stock (including at least 952,380 shares of common stock issuable upon conversion of shares of Series B Preferred Stock), have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for FairMarket or other stockholders. Pursuant to the exercise of these rights, we have registered the resale of 9,757,029 shares of our common stock on a Form S-3 registration statement. By selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a FairMarket-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

        E-commerce may not prove to be a viable medium for purchasing for the following reasons, any of which could seriously harm our business:

  the necessary infrastructure for Internet communications may not develop adequately;

  our potential customers, buyers and suppliers may have security and confidentiality/privacy concerns;

  complementary products, such as high-speed modems and high-speed communication lines, may not be developed;

  alternative purchasing solutions may be implemented;

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

        Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., the European Union Electronic Commerce Directive (the "Electronic Commerce Directive") and the European Union Directive on Copyright in the Information Society ("Copyright Directive"), have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers' dynamic pricing sites. We have adopted policies and practices to qualify for one or more of these safe harbors, but we cannot assure you that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain. The European Union Electronic Commerce Directive has already been implemented in the United Kingdom, Spain and Germany. Other Member States should also be implementing this Directive in due course. The UK Electronic Commerce (EC Directive) Regulations contain informational requirements for online sellers, requirements for electronic communications and concluding contracts online and provisions limiting the liability of service providers for unlawful content in certain instances. These regulations may affect our operations in the U.K. if our customers or we, as applicable, do not adequately update our respective practices to comply with the new U.K. regulations implementing this Directive. Legislation implementing the Directive in other Member States may similarly affect us or our customers. In Australia, recent amendments have been made to the Copyright Act 1968 to regulate copyright issues arising in the context of the Internet. In addition, the Broadcasting Services Act 1992 has been recently amended to establish a notice and take-down procedure with respect to offensive or obscene content. These amendments provide specific immunities and/or defenses for Internet service providers. However, the full application of these immunities and defenses has not yet been tested. The European Union Copyright Directive attempts to harmonize copyright in areas of digital transmission but has yet to be implemented in the Member States across Europe (including the U.K.). Although Member States should have implemented the Copyright Directive by December 22, 2002, this has not yet taken place. However implementation by Member States is expected to occur in the near future and this may impact on our and our customer's business.

        In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The European Union Directive on the Protection of Personal Data, as implemented in the relevant member states, may affect our operations in the U.K. if we or our customers do not afford adequate privacy to end-users of our customers' sites. Additionally, the recently adopted European Union Directive on Protection of Privacy in the Electronic Communications sector, when implemented in the relevant Member States, may also affect our operations in the UK if we, or our customers, do not update our policies and practices accordingly. This Directive contains a number of provisions regulating unsolicited communications, including email. Member States have until 31 October 2003 to implement this Directive. The Australian Privacy Amendment (Privacy Sector) Act 2000, which has an exemption for certain types of small businesses, became effective in December 2001 and may have a similar effect. We do not sell personal user information from our customers' sites. Generally, as between FairMarket and our customers, the personal user information belongs to the customer, not FairMarket, and each site is governed by the respective customer's own privacy policy. We do use aggregated data for analyses regarding our services, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, we cannot assure you that our customers' sites will be considered compliant.

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

  Regulation of promotional programs and email marketing may restrict our operations or increase our operating costs.

        We offer to our customers a variety of promotional and incentive programs including coupon and rebate programs as well as sweepstakes, contests and other games. These types of programs are subject to a variety of federal, state and local laws and regulations. Some of these states, including New York, Florida, Rhode Island and Arizona, require that sponsors of certain types of sweepstakes and contests register with the state and provide a bond to secure the prizes. In addition, a number of states have special disclosure and registration requirements for promotions offered in connection with certain industries, such as alcohol, gasoline, and milk or offered in conjunction with a charitable organization.

        In addition, marketing via email continues to be an area of focus for both federal and state legislatures, and regulators. Presently, more than half the states have statutes regulating the sending of emails. Many of these states provide exemptions if the email is being sent to existing customers or to people who have consented to receive the emails. More states have legislation pending, some of which propose the establishment of an email do-not-solicit program, similar to the various state do-not-call programs established for solicitations via telemarketing.

        These and the other applicable laws and regulations are very detailed and require extensive disclosures to consumers. However, some of the laws are conflicting or out of date. In addition, the applicable laws, cases and interpretations are often vague, inconsistent or incomplete and are subject to continual reinterpretation by attorneys general and other regulators. Furthermore, at almost all times there are relevant administrative rules or legislation pending which may become effective after a promotion commences making timely compliance extremely difficult. These laws and regulations could have a material impact on our business by restricting our method of operations or imposing additional compliance costs.

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

  failure to meet our development plans;

  the demand for our common stock;

  changes in general market conditions;

  technological innovations by competitors or in competing technologies; and

  investor perception of our industry or our prospects.

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

Foreign Currency Risk

        International sales are made from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on FairMarket in the years ended December 31, 2002, 2001 and 2000 was not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements are included in this Report beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names and ages of each of our directors, nominees for directors and executive officers, their respective positions with our Company, and a brief summary of their business experience for the past five years.

Name	Age	Position
Nanda Krish	42	President and Chief Executive Officer and Director—Class I—Term Expires 2004
Matthew Ackley	35	Vice President, Corporate Development
Janet Smith	45	Chief Financial Officer, Treasurer and Secretary
David George	35	Vice President of Worldwide Sales
Rory J. Cowan	50	Chairman of the Board of Directors—Class II Term Expires 2005
Shikar Ghosh	45	Director—Class III Term Expires 2003
Thomas J. Litle, IV	62	Director—Class I Term Expires 2004
Joseph R. Wright, Jr.	64	Director—Class II Term Expires 2005

        Nanda Krish was elected as President and Chief Executive Officer of FairMarket on January 17, 2002, after having served as Interim Chief Executive Officer of FairMarket from July 2001. Mr. Krish has served as a director of FairMarket since April 1997. Mr. Krish has extensive professional experience in general management, sales and marketing and business development at private and public companies in multinational environments. Prior to joining FairMarket, Mr. Krish was co-founder and an operating officer of Verilytics, Inc. (formerly iBelong), a software company that focused on the e-analytics market, from November 1998 to June 2001. At Verilytics, Mr. Krish's overall responsibility for revenues included direct sales, indirect sales and professional services worldwide. Mr. Krish joined Verilytics from Open Market, Inc., where from 1995 until November 1998, he was a member of the senior management team and played an instrumental role in that company's growth from start-up to a leading market provider of Internet commerce software. As Vice President of Corporate Development at Open Market, Mr. Krish helped revenue growth within strategic accounts such as BT, Sprint and UPS, led the company's European expansion and oversaw three merger and acquisition activities. Mr. Krish is a graduate of BU/India with a Bachelor of Science degree in Engineering. Mr. Krish came to the U.S. to join graduate studies at the New Jersey Institute of Technology/Rutgers University, where he graduated with dual masters degrees in computer and information services, and management engineering.

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

        Janet Smith joined FairMarket in January 2001 as Chief Financial Officer and Treasurer and as Secretary in July 2002. From May 2001 to January 2002, Ms. Smith also served as Interim President of FairMarket. From April to December 2000, Ms. Smith served as Chief Financial Officer and Treasurer of ByAllAccounts.com, Inc., a provider of online account aggregation and portfolio management tools to financial institutions, from June 1999 to March 2000 as Vice President of Finance and

Administration of toysmart.com, Inc., an online toy retailer, from February 1997 to June 1999 as Controller of Boston Gas Company and from November 1995 to February 1997 as Director of Finance and Information Technology of Barry Controls, a manufacturer of shock and vibration equipment Ms. Smith is a CPA, holds a BS in General Management from Boston College and a Masters in Accounting from Northeastern University.

        David George joined FairMarket in February 2003 as Vice President of Worldwide Sales. Mr. George has extensive professional experience in sales, business development, marketing and professional services both domestically and internationally. He has grown revenue at both start up and public organizations throughout his career. Prior to joining FairMarket, Mr. George held several executive level positions at NetGenesis Corporation, a provider of analytic software and services, from 1996 through 2001. From 2000 through 2001, he was Vice President of Corporate Development until the company was acquired by SPSS Corporation. From 1999 to 2000, Mr. George was Vice President of Sales and General Manger for their European Operation where he built out their organization and facilitated an acquisition of a German competitor. From 1998 to 1999, Mr. George served as Vice President of Worldwide Channel Sales where he established revenue producing partnerships with organizations such as IBM Global Services, DoubleClick, Vignette, Interwoven Oracle and Sun Microsystems. From June of 1996 thru 1998, Mr. George served as Director of Worldwide Sales and Business Development where he established direct and in-direct sales in North America, Europe and Asia Pacific regions. Mr. George earned a Bachelor of Science degree in Business from the University of Rhode Island and studied International Business and Marketing at Ealing College, London, U.K.

        Rory J. Cowan, age 50, was elected as a director of FairMarket in March 2001. Mr. Cowan is the founder of Lionbridge Technologies, Inc., a provider of globalization products and services for worldwide deployment of technology and information-based products, where he has served as Chairman of the Board and Chief Executive Officer since September 1996. From September 1996 to March 2000, Mr. Cowan also served as President of Lionbridge. Before founding Lionbridge, Mr. Cowan served as Chief Executive Officer of Interleaf, Inc., a document automation software services company from October 1996 to January 1997. From May 1995 to June 1996, Mr. Cowan served as Chief Executive Officer of Stream International, Inc., a software and services provider and a division of R.R. Donnelley & Sons, a provider of commercial print and print-related services. Mr. Cowan joined R.R. Donnelley in 1988 and served most recently as Executive Vice President from 1991 to June 1996. Before joining R.R. Donnelley, Mr. Cowan was founder of CSA Press of Hudson, Mass., a software duplication firm, and held positions at Compugraphic Corporation, an automated publishing hardware firm. Mr. Cowan is a graduate of Harvard University and Harvard Business School.

        Shikhar Ghosh, age 45, was elected as a director of FairMarket on January 11, 2002. Mr. Ghosh was a founding team member of Verilytics, Inc. (formerly iBelong) and has served as the Chairman of the Board, President and Chief Executive Officer of Verilytics since November 1998. Mr. Ghosh was a founder of Open Market, Inc., where he served as Chairman of the Board from December 1995 to December 2000 and as President and Chief Executive Officer from June 1994 to December 1995. Before founding Open Market, Mr. Ghosh served as Vice President of EDS Communications Industry Group, a systems integration corporation, from 1991 to 1993. Before that, Mr. Ghosh served as CEO of Appex Corporation, an information services and software company that provides software to the wireless industry, and served with the Boston Consulting Group, a strategic consulting firm. Mr. Ghosh earned an M.B.A. from Harvard Business School and an undergraduate degree from the University of Bombay, India.

        Thomas J. Litle, IV, age 62, was elected as a director of FairMarket on January 11, 2002. Mr. Litle is the founder of Litle & Company and has served as Chairman and Chief Executive Officer of that company since its founding in 1985. From 1985 to 1995, Litle & Company was a provider of information sharing, payment processing and electronic network services for the direct marketing industry. In 1995, the operating business of Litle & Company was sold to First USA. Since that time,

Litle & Company has managed various investments, primarily in the direct marketing industry. Since August 2001, Mr. Litle has served as Acting CEO of Phoenix Processing, LLC, a provider of value added payment transaction services to direct marketers. From 1995 to June 2001, Mr. Litle was Chairman of OrderTrust, Inc., which provided services to direct marketers, retailers and loyalty program providers. From January to June 2001, Mr. Litle served as the Interim CEO of OrderTrust, Inc. Mr. Litle is also a director of The J. Jill Group, Inc. Mr. Litle earned an M.B.A. from Harvard Business School and a Bachelor of Science degree from the California Institute of Technology.

        Joseph R. Wright, Jr., age 64, has served as a director of FairMarket since May 8, 2002. Mr. Wright is President, Chief Executive Officer and Director of PanAmSat Corporation, one of the world's largest providers of global satellite-based communications services, servicing news organizations, telecommunications companies, DirecTV services, Internet networks and others around the globe. In the six years prior to this position, Mr. Wright was Vice Chairman of Terremark Worldwide Inc., a public company that develops and operates Network Access Point (NAP) centers in the U.S. and Brazil. Mr. Wright was also Chairman and Director of GRC International, Inc., a public company providing advanced IT, Internet, and software systems technologies to government and commercial customers, which was sold to AT&T. He was also Co-Chairman and Director of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company that is majority owned by the Carlyle Group. From 1989 to 1994, Mr. Wright was Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., Chairman of Grace Energy Company, and President of Grace Environmental Company. Mr. Wright was Deputy Director and Director of the Federal Office of Management and Budget and a member of the President's Cabinet during the Reagan Administration from 1982 to 1989 and Deputy Secretary of the Department of Commerce from 1981 to 1982. He previously held positions as President of two of Citibank's subsidiaries, as a partner of Booze Allen and Hamilton and in various management/economic positions in the Federal Departments of Commerce and Agriculture. In addition, Mr. Wright is the Chairman of the Advisory Board of Barington Companies Equity Partners, L.P., and serves on the Board of Directors/Advisors of Terremark Worldwide Inc., Titan Corporation, Baker & Taylor, Verso Technologies Inc., Proxim Corporation, musicmaker.com, Inc. and the AT&T Washington Advisory Board. Mr. Wright graduated from Yale University with a Master's Degree in Industrial Administration and from Colorado School of Mines with a Professional Engineering Degree.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires FairMarket's executive officers and directors and persons who beneficially own more than 10% of FairMarket's common stock to file reports of ownership and changes in ownership with the SEC and to furnish copies to FairMarket.

        Based upon a review of the reports furnished to FairMarket and representations made to FairMarket. FairMarket believes that, during the fiscal year ended December 31, 2002, all reports required by Section 16(a) to be filed by its officers and directors and 10% beneficial owners were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Director Compensation

        For 2002, the one director who is a FairMarket employee receive no compensation for their services as director. Each non-employee director received a cash retainer of $35,000 and also received reimbursement for out-of-pocket expenses incurred in connection with attending Board and Committee meetings. Non-employee directors are eligible to participate in FairMarket's 2000 Stock Option and Incentive Plan at the discretion of the full Board of Directors. Non-employee directors typically are granted an option to purchase 75,000 shares, with an exercise price equal to the fair market value of common stock on the date of grant and vest in three equal annual installments, in connection with their initial election to the Board. During 2002, each of Mr. Ghosh, Mr. Litle and Mr. Wright were granted an option to purchase 75,000 shares of common stock on such terms upon their initial election as directors. In July 2002, in consideration of additional Board of Director services performed by Mr. Cowan, the Board of Directors granted Mr. Cowan an additional option to purchase 10,000 shares of common stock, which vests in three equal annual installments, at an exercise price of $1.32 per share, the fair market value of the common stock on the date of grant.

Executive Compensation

Summary Compensation Table

        The following table provides information as to compensation paid by FairMarket for the fiscal years ended December 31, 2000, 2001 and 2002 to the Chief Executive Officer and to each other executive officer serving as such as of December 31, 2002, other than the CEO, whose total annual salary and bonus for the fiscal year exceeded $100,000 (the "Named Executive Officers").

Long-term Compensation Awards
Annual Compensation
Name and Principal Position						Restricted Stock Awards	Number of Options
	Year	Salary		Bonus
Matthew Ackley Vice President, Corporate Development	2002 2001 2000	$ $ $	150,000 150,000 129,615	$ $ $	26,563 14,063 9,375	— — —	— 130,000 15,000
Nanda Krish (1) President & Chief Executive Officer	2002 2001	$ $	279,220 156,182	$ $	93,750 50,000	— —	775,000 288,000
Janet Smith (2) Chief Financial Officer, Treasurer & Secretary	2002 2001	$ $	175,000 171,648	$ $	32,157 108,362	— —	— 380,000

(1)
Mr. Krish was elected as Interim Chief Executive Officer in July 2001 and as President and Chief Executive Officer in January 2002. Prior to his election as Interim Chief Executive Officer Mr. Krish received payments in his former capacity as non-employee director, are described above under "Directors Compensation."

(2)
Ms. Smith was elected as Chief Financial Officer and Treasurer in January 2001, and as Secretary in July 2002. Ms Smith also served as Interim President from May 2001 to January 2002.

Option Grants in Fiscal Year 2002

        The following table provides certain information with respect to stock options granted by FairMarket during 2002 to each of the Named Executive Officers.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
	Individual Grants
		Percent of Total Options Granted to Employees in Fiscal Year
Name	Options Granted (1)		Exercise Price per Share (3)	Expiration Date (1)
					5%	10%
Matthew Ackley (5)	0	0%	N/A	N/A	N/A	N/A
Nanda Krish (2)	775,000	54.5%	$1.36	1/17/12	$662,855	$1,679,805
Janet Smith (5)	0	0%	N/A	N/A	N/A	N/A

(1)
All of the options listed in this table were granted under FairMarket's 2000 Stock Option and Incentive Plan, which provides that upon certain "sale events" involving FairMarket, if provision is not made for appropriate substitution or adjustment of outstanding stock options, the options will automatically become fully vested. The vesting of the options held by Messrs. Ackley and Krish and Ms. Smith (other than options granted in 2001) is also subject to acceleration under the agreements described under "Severance and Change of Control Agreements" below.

(2)
All options vest quarterly over four years at the rate of 6.25% per quarter from the date of grant.

(3)
The exercise price is equal to the fair market price on the date of grant.

(4)
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

(5)
Mr. Ackley and Ms. Smith did not receive stock options in 2002.

Aggregate Option Exercises in Fiscal Year 2002 and Year-End Option Values

        The following table sets forth the number of shares of our common stock covered by all stock options held by the Named Executive Officers as of December 31, 2002. None of the Named Executive Officers exercised any stock options during 2002. The value of unexercised in-the-money options is based on the closing price of our common stock as reported by Nasdaq on December 31, 2002, minus the exercise price, multiplied by the number of shares underlying the options.

	Number of Securities Underlying Unexercised Options at December 31, 2002
			Value of Outstanding In-the-Money Options at December 31, 2002
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Matthew Ackley	141,250	143,750	$181,013	$69,788
Nanda Krish	408,313	839,688	$141,408	$258,222
Janet Smith	137,500	242,500	$37,594	$69,806

Severance and Change of Control Agreements

        Severance Agreements.    In January 2002, FairMarket entered into a severance agreement with Mr. Krish which provides that if Mr. Krish's employment with FairMarket is terminated other than "for cause" (as defined in that severance agreement) or if he terminates his employment with FairMarket for "good reason" (as defined in that severance agreement) during the one-year period following the occurrence of a "change of control" (as defined in that severance agreement), then (a) all outstanding options held by him (including those listed above under "Option Grants in Fiscal Year 2002" and all other options granted to him to date) will accelerate in full upon such termination and (b) FairMarket will pay him a lump-sum cash amount equal to one year of his base salary plus one year's target bonus. This agreement also provides that if Mr. Krish's employment with FairMarket is terminated other than "for cause" or if he terminates his employment with FairMarket for "good reason," in each case other than during the one-year period following the occurrence of a "change of control," then all outstanding options held by him (including those listed above under "Options Grants in Fiscal Year 2002," other than the option granted to him in August 2001) will accelerate by one year and FairMarket will continue to pay him his base salary for twelve months following his termination date.

        FairMarket and each of Mr. Ackley and Ms. Smith are parties to an amended severance agreements dated as of October 11, 2001. These agreements provide that if the officer's employment with FairMarket is terminated other than "for cause" (as defined in the severance agreements) or if the officer terminates their employment with FairMarket for "good reason" (as defined in the severance agreements) during the two-year period following the occurrence of a "change of control" (as defined in the severance agreements), then (a) all outstanding options held by that person other than the options granted in August 2001 will accelerate in full upon such termination and (b) FairMarket will pay that person a lump-sum cash amount equal to the greater of (1) the sum of that person's annual base salary as of the termination date plus their target bonus (defined as 25% of that person's annual base salary) or (2) the sum of the base salary paid or payable to that person during the 12 months preceding the termination date plus the total of the bonuses paid to or payable to that person with respect to the preceding four quarters. The agreement with Ms. Smith also provides that if her employment with FairMarket is terminated other than "for cause" or she terminates her employment with FairMarket for "good reason," in each case other than during the two-year period following the occurrence of a "change of control," then (a) all outstanding options held by her other than the option granted to her in August 2001 will accelerate by one year and (b) FairMarket will continue to pay Ms. Smith her base salary for six months following her termination date.

        Each of the agreements described also prohibits the executive from competing with FairMarket and its affiliates or soliciting any employee of FairMarket or its affiliates for a period of one year following termination of the executive's employment with FairMarket.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

        The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the amount and type of consideration to be paid to senior management, administering FairMarket's stock option and employee stock purchase plans and establishing and reviewing general policies relating to compensation and benefits of employees. During 2002, the Compensation Committee consisted of Messrs. Cowan, Ghosh and Litle. Mr. Krish did not participate in deliberations by the Board or the Compensation Committee regarding his individual compensation for 2002.

        The goals of FairMarket's compensation program are to align compensation with business objectives and performance, to enable FairMarket to attract, retain and reward executive officers and other employees who contribute to FairMarket's long-term success and to motivate those officers and employees to enhance long-term stockholder value. The compensation of FairMarket's officers and employees consists of an annual base salary, short-term performance incentives in the form of cash bonuses and long-term performance incentives in the form of stock options. FairMarket has in the past and continues to emphasize the award of stock options in its executive compensation policy and believes that in the highly competitive, evolving markets in which FairMarket operates, equity-based compensation provides the greatest incentive for outstanding executive performance and encourages the greatest alignment of management and stockholder long-term interests

        Base Salary.    The initial annual base salary for executive officers hired by FairMarket during 2002 was reviewed and approved by the Board of Directors. When reviewing those base salaries, the Board has considered level of responsibility, breadth of knowledge and prior experience as well as publicly available compensation information and informal survey information obtained by FairMarket's management with respect to other companies in the Internet industry. The relative importance of these factors varies, depending on the particular individual whose salary is being reviewed. The Board has not determined it necessary to specifically analyze compensation levels at companies included in the index under the caption "Performance Graph." For 2002, in light of economic conditions, the Compensation Committee determined not to effect any salary increase for any executive officers for that year.

        Bonuses.    During 2002, FairMarket's executive officers were eligible to receive a quarterly cash bonus of up to a specified percentage of their quarterly base salary based on the extent to which business and individual performance objectives, approved by the Board of Directors for each such person, were achieved. These objectives consisted of operating, strategic and/or financial goals that are considered to be important to FairMarket's fundamental long-term goal of building stockholder value. Cash bonuses were paid to executive officers for the four quarters of 2002, based on the extent to which officers achieved their objectives, as approved by the Compensation Committee. In addition, Mr. Krish was paid a cash bonus of $50,000 in March 2002 in connection with his service as Interim Chief Executive Officer from July 2001 to January 2002.

        Stock Options.    FairMarket's equity incentive plans are designed to provide its employees with an opportunity to share, along with its stockholders, in FairMarket's long-term performance. Initial grants of stock options are generally made to employees upon commencement of employment, with additional grants being made to certain employees following a significant change in job responsibility, scope or title. Options granted under FairMarket's standard stock option program generally vest over a four-year period and expire 10 years from the date of grant. The exercise price of the options is usually 100% of the fair market value of FairMarket's common stock on the date of grant.

        The number of shares of FairMarket's common stock covered by options granted to new employees other than executive officers is generally determined based on a schedule of option grant ranges for each job level, as approved by the Board of Directors. These ranges take into account publicly available compensation information and informal survey information obtained by FairMarket's management with respect to other companies in the Internet industry. The number of shares of

FairMarket's common stock covered by options granted to new executive officers is determined on an individual basis taking into account the same factors as are considered in establishing the officers' initial base salary, as described above. Follow-on option grants to employees are based upon a number of factors, including performance of the individual, job level, potential and past option grants.

        Compensation of the Chief Executive Officer.    Effective January 17, 2002, the Board of Directors elected Nanda Krish as President and Chief Executive Officer of FairMarket. Mr. Krish's initial annual base salary was set at $300,000 per year and Mr. Krish was eligible to receive an annual bonus based on performance measures. For 2002, the target annual bonus was equal to 50% of the annualized base salary, with a minimum equal to 25% and a maximum equal to 100% of the annualized base salary. The actual bonus amount was subject to the Board of Directors assessment of Mr. Krish's performance which includedobjectives that consisted of operating, strategic and/or financial goals that are considered to be important to FairMarket's fundamental long-term goal of building stockholder value. For 2002, Mr. Krish was paid $143,750, including $50,000 bonus for objectives achieved while serving as interim Chief Executive Officer during 2001. As described above under "Stock Options," in January 2002 the Compensation Committee also granted Mr. Krish an option to purchase 775,000 shares, at an exercise price of $1.36 per share that vest quarterly over four years, under the executive incentive option program. The salary level, targeted bonus and stock options granted to Mr. Krish were determined by the Board based on a study by independent compensation consultants.

        Deductibility of Executive Compensation.    Compensation payments in excess of $1 million to the chief executive officer or the other four most highly compensated executive officers are subject to a limitation on deductibility for FairMarket under Section 162(m) of the Internal Revenue Code of 1986, as amended. Certain performance-based compensation is not subject to the limitation on deductibility. The Compensation Committee does not expect cash compensation in 2003 to its chief executive officer or any other executive officer to be in excess of $1 million. FairMarket intends to maintain qualification of its applicable stock option plans for the performance-based exception to the $1 million limitation on deductibility of compensation payments.

BOARD OF DIRECTORS and COMPENSATION COMMITTEE
Rory J. Cowan Shikhar Ghosh Thomas J. Litle, IV

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        For the year ended December 31, 2002, FairMarket's executive compensation program was administered by either the full Board of Directors or the Compensation Committee. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

PERFORMANCE GRAPH

        The graph below compares the cumulative total stockholder return on FairMarket's common stock with the cumulative total return of (a) the Nasdaq Stock Market Index (U.S.) (the "Nasdaq Index"), (b) the JP Morgan H&Q Internet 100 Index through December 31, 2001 and (c) the RDG Internet. The graph assumes that $100 was invested in each of our common stock, the Nasdaq Index, the JP Morgan H&Q Internet 100 Index and the RDG Internet group on March 14, 2000 (the date on which our common stock was first publicly traded) and reflects the return through December 31, 2002, and assumes the reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of FairMarket's common stock. We replaced the JP Morgan H&Q Index used in the graph below with the RDG Internet group because the JP Morgan H&Q Index ceased publication on December 31, 2001.

	3/14/00	12/00	12/01	12/02
FAIRMARKET, INC.	$100.00	$8.82	$6.59	$9.47
NASDAQ STOCK MARKET (U.S.)	$100.00	$52.49	$41.65	$28.79
JP MORGAN H & Q INTERNET 100	$100.00	$32.28	$20.77
RDG INTERNET	$100.00	$56.25	$34.74	$22.91

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

        The following table shows the amount of capital stock of FairMarket beneficially owned as of February 28, 2003 by:

  •
  each director;

  •
  each Named Executive Officers;

  •
  all directors and executive officers of FairMarket as a group; and

  •
  each person known by FairMarket to beneficially own more than 5% of our outstanding common stock or series B preferred stock.

        Beneficial ownership includes shares that are directly owned or jointly owned, as well as shares over which the individual or entity has sole or shared investment or voting authority. Beneficial ownership also includes shares that the individual or entity has the right to acquire (through the exercise of options or warrants or any other right) within 60 days after February 28, 2003. Each share of series B preferred stock is convertible initially into one share of common stock. Unless otherwise indicated, the address for the directors and executive officers of FairMarket listed in the table below is c/o FairMarket, Inc., 500 Unicorn Park Drive, Woburn, Massachusetts 01801.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Common Stock:
Directors and Executive Officers
Matthew Ackley	118,325	(2)	*
Nanda Krish	613,888	(3)	2.3%
Janet Smith	162,500	(4)	*
Rory J. Cowan	85,000	(5)	*
Shikhar Ghosh	25,000	(6)	*
Thomas J. Litle, IV	25,000	(7)	*
Joseph R. Wright, Jr.(9)	0		*
All directors and Named Executive Officers as a group (7 persons)	1,029,713	(8)	3.8%
Other 5% Beneficial Owners
JHC Investment Partners, LLC c/o Barington Capital Group, L.P. 888 Seventh Avenue, 17th Floor New York, NY 10019	3,485,500	(10)	13.2%
Lloyd I. Miller, III 4550 Gordon Drive Naples, FL 34102	3,687,988	(11)	13.9%
Sierra Ventures Associates VII LLC 3000 Sand Hill Road Menlo Park, CA 94025	4,925,334	(12)	18.6%
Ticketmaster 3701 Wilshire Boulevard Los Angeles, CA 90010	2,250,000	(13)	8.5%
Series B Preferred Stock:
eBay Inc. 2145 Hamilton Avenue San Jose, CA 95125	952,380		100%

*Less
than 1%

(1)
The number of shares and percentages have been determined as of February 28, 2003 in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. At that date, a total of 26,653,361 shares of common stock and 952,380 shares of series B preferred stock were outstanding. The total number of shares of stock outstanding used in calculating the percentage ownership of a beneficial owner assumes that all options and warrants to acquire shares of FairMarket's stock held by such beneficial owner (but not those held by any other person) that were exercisable on, or become exercisable within 60 days of, February 28, 2003 are exercised.

(2)
Includes 21,875 shares of common stock issuable upon the exercise of options.

(3)
Includes 555,188 shares of common stock issuable upon the exercise of options.

(4)
Consists of 162,500 shares of common stock issuable upon the exercise of options.

(5)
Consists of 85,000 shares of common stock issuable upon the exercise of options.

(6)
Consists of 25,000 shares of common stock issuable upon the exercise of options.

(7)
Consists of 25,000 shares of common stock issuable upon the exercise of options.

(8)
Includes 874,563 shares of common stock issuable upon the exercise of options.

(9)
Mr. Wright is a member of the Board of Directors of musicmaker.com, Inc. which directly owns 500 shares of common stock and is the Chairman of the Adivsory Board of Barington Companies Equity Partners, L.P. ("Barington") which directly owns 18,000 shares of common stock. Both musicmaker.com, Inc. and Barington are members of JHC Investment Partners, LLC which holds in the aggregate a total of 3,485,500 shares of common stock, as noted above under "Other 5% Beneficial Owners."

(10)
This information is based solely on a Schedule 13D, as amended, filed by JHC Investment Partners, LLC, musicmaker.com, Inc., Jewelcor Management, Inc. and Barington Companies Equity Partners, L.P. with the SEC on March 7, 2002.

(11)
This information is based solely on a Schedule 13D, as amended, filed by Mr. Miller with the SEC on February 11, 2003. According to such Schedule 13D, as amended, such shares include shares held by various related trusts and other entities and consist of: 2,531,052 shares as to which Mr. Miller has sole voting power; 1,847,293 shares as to which Mr. Miller has sole dispositive power; 1,156,936 shares as to which Mr. Miller has shared voting power; and 1,840,695 shares as to which Mr. Miller has shared dispositive power.

(12)
This information is based on a Schedule 13G filed by such entity with the SEC on February 14, 2001, as amended through December 31, 2002.

(13)
This information is based on a Schedule 13G filed by Ticketmaster (formerly Ticketmaster Online-CitySearch, Inc.) with the SEC on March 28, 2001.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2002 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company's 1997 Stock Option Plan (the "1997 Plan"), 1999 Stock Option Plan (the "1999 Plan"), and 2000 Stock Option and Incentive Plan (the "2000 Plan") and the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). These Plans are more fully described in Note 10.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	2,463,939	(2)	$1.71	4,159,025	(3)
Equity compensation plans not approved by security holders(4)	1,106,598		$1.70	1,543,152

Total	3,570,537		$1.71	5,702,177

1
Consists of shares from the 1997 Plan, 1999 Plan, and the 2000 Plan.

2
Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

3
Includes shares available for future issuance under the ESPP

4
Consists of shares from the 2000 Employee Plan

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In February 2002, FairMarket entered into a three-year Commerce Services Agreement with eBay Inc., the beneficial owner of all of our outstanding shares of series B preferred stock, under which FairMarket provided the private-label promotional technology platform behind a Burger King Corporation online loyalty program. This agreement provided for the payment by eBay to FairMarket of an implementation fee, certain professional services fees and quarterly application fees. Under this agreement, during the fiscal year ended December 31, 2002, eBay paid FairMarket a total of $752,993 for implementation, application and professional services fees. This agreement was subject to a one-year extension and to early termination in certain events, including any termination of the related agreement between eBay and Burger King. This agreement was terminated in November 2002.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	II-2

(3) Exhibits

        Exhibits indicated with (+) constitute all of the management contracts and compensation plans and arrangements required to be filed as exhibits to the Report on Form 10-K.

Exhibit No.	Title
3.1	Form of Fifth Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001(4)
3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company classifying and designating the Series A Junior Participating Cumulative Preferred Stock(2)
3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of FairMarket, Inc. classifying and designating the Series B Preferred Stock.(6)
4.1	Form of Specimen Certificate for the Company's Common Stock(4)
4.2	Shareholder Rights Agreement, dated as of May 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent, including form of Right Certificate(2)
4.3	Investors' Rights Agreement, dated February 25, 1999, between the Company and the stockholders named therein(1)
4.4	Amendment to Investors' Rights Agreement, dated August 23, 1999, between the Company and the stockholders named therein(1)
4.5	Amendment to Investors' Rights Agreement, dated September 15, 1999, between the Company and TicketMaster Online-CitySearch, Inc.(1)
4.6	Registration Rights Agreement dated May 17, 2002 between FairMarket, Inc. and eBay, Inc.(6)
4.7	Voting and Standstill Agreement, dated as of May 17, 2002 between FairMarket, Inc. and eBay, Inc.(6)

10.1	Form of Indemnity Agreement entered into by the Company with each of its directors(1)
10.2	Amended and Restated 1997 Stock Option Plan(1)(+)
10.3	October 2001 Amendment to Amended and Restated 1997 Stock Option Plan(4)(+)
10.4	1999 Stock Option Plan(1)(+)
10.5	2000 Stock Option and Incentive Plan(1)(+)
10.6	Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002(4)(+)
10.7	Employee Stock Purchase Plan(1)(+)
10.8	Letter agreement dated June 26, 2001 between the Company and Nanda Krish(3)(+)
10.9	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Mathew Ackley(4)(+)
10.10	Second Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Janet Smith(4)(+)
10.11	Lease Agreement dated November 9, 1999, between DIV Unicorn, LLC and the Company(1)
10.12	Siteharbor Services Agreement between the Company and NaviSite, Inc. dated as of November 1, 2001 together with Amendment to Siteharbor Services Agreement dated as of November 1, 2001(4)
10.13	Indemnification Agreement among the Company and Sierra Ventures VII, LP, and Sierra Ventures Associates VII, LLC, dated February 25, 1999(1)
10.14	Warrant to Purchase Common Stock between the Company and Lycos, Inc. dated as of May 12, 1999(1)
10.15	Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
10.16	Agreement Concerning termination of Employment, Severance Pay and related Matters dated as of January 17,2003 between the Company and Nanda Krish(5)(+)
10.17	Second Amendment to Agreement dated as of March 15, 2002 between the Company and NaviSite, Inc.(5)
10.18	Promotions Agreement dated as of April 10, 2002 between the Company and eBay Inc.(7)
10.19	Third Amendment to Agreement dated as of December 1, 2002 between the Company and NaviSite, Inc. *
10.20	Agreement Concerning Employment and Termination dated as of January 20, 2003 between the Company and David George.*(+)
21	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
24.1	Powers of Attorney (included on the signature page hereto)
99.1	Section 906 Chief Executive Officer Certification*
99.2	Section 906 Chief Financial Officers Certification*

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

(4)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 31, 2002.

(5)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

(6)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Report on Form 8-K filed with the SEC on May 20, 2002.

(7)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 14, 2002.

(b)  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

FAIRMARKET, INC.
By:	/s/ NANDA KRISH Nanda Krish President and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Janet Smith, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or post-effective amendments to this annual report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ NANDA KRISH Nanda Krish	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ JANET SMITH Janet Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ RORY J. COWAN Rory J. Cowan	Director	March 28, 2003
/s/ SHIKHAR GHOSH Shikhar Ghosh	Director	March 28, 2003
/s/ THOMAS J. LITLE Thomas J. Litle IV	Director	March 28, 2003
/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	March 28, 2003

CERTIFICATION

I, Nanda Krish, Chief Executive Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of FairMarket, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
	By:	/s/ NANDA KRISH Nanda Krish Chief Executive Officer

CERTIFICATION

I, Janet Smith, Chief Financial Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of FairMarket, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
	By:	/s/ JANET SMITH Janet Smith Chief Financial Officer

FairMarket, Inc.
Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of FairMarket, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 52 present fairly, in all material respects, the financial position of FairMarket, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 7, 2003

FAIRMARKET, INC. CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$32,743	$20,329
Marketable securities	6,991	19,977
Restricted cash	548	481
Accounts receivable, net of allowance of $267 and $563 at December 31, 2002 and 2001, respectively	1,328	639
Prepaid expenses	610	520
Other assets	534	720

Total current assets	42,754	42,666

Long-term marketable securities	15,000	23,066
Long-term prepaid expenses	35	—
Property and equipment, net	1,478	5,718

Total assets	$59,267	$71,450

LIABILITIES, PREFERED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133	$383
Deferred revenue	520	238
Accrued expenses	1,489	1,489
Current portion of unutilized space accrual	1,040	—
Current portion of long-term capital lease obligation	—	145

Total current liabilities	3,182	2,255

Long term unutilized space accrual	1,040	—
Other long-term liabilities	169	338

Total liabilities	4,391	2,593

Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 952,380 shares issued and outstanding at December 31, 2002	1,967	—
Stockholders' equity
Common stock, $0.001 par value; 90,000,000 shares authorized, 29,420,682 and 29,061,861 shares issued at December 31, 2002 and 2001, respectively	30	29
Additional paid-in capital	188,747	189,370
Treasury stock, (at cost of $1.27 per share); 2,989,265 and zero shares at December 31, 2002 and 2001, respectively	(3,795)	—
Deferred compensation and equity-related charges	(159)	(10,580)
Accumulated other comprehensive income (loss), net	12	(13)
Accumulated deficit	(131,926)	(109,949)

Total stockholders' equity	52,909	68,857

Total liabilities, preferred stock and stockholders' equity	$59,267	$71,450

The accompanying notes are an integral part of the consolidated financial statements.

FAIRMARKET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2002	2001	2000
Revenue	$5,747	$8,571	$10,937

Operating expenses:
Cost of revenue, exclusive of $134, $200 and $224 in 2002, 2001 and 2000, respectively, reported below as equity-related charges	3,555	4,919	4,910
Sales and marketing, exclusive of $9,465, $20,196 and $15,535 in 2002, 2001 and 2000, respectively, reported below as equity-related charges	2,284	7,986	23,341
Development and engineering, exclusive of $195, $400 and $858 in 2002, 2001 and 2000, respectively, reported below as equity-related charges	2,213	4,926	8,784
General and administrative, exclusive of $100, $352 and $841 in 2002, 2001 and 2000, respectively, reported below as equity-related charges	6,612	10,744	12,999
Restructuring charges	530	1,965	349
Unutilized office space charge	3,987	—	—
Equity-related charges	9,894	21,148	16,349

Total operating expenses	29,075	51,688	66,732

Loss from operations	(23,328)	(43,117)	(55,795)
Interest income	1,351	3,083	4,545
Interest expense	—	(27)	—
Other expense	—	(122)	(17)

Net loss	$(21,977)	$(40,183)	$(51,267)

Dividends and accretion on redeemable convertible preferred stock	138	—	—

Net loss attributable to common shareholders	$(22,115)	$(40,183)	$(51,267)

Basic and diluted net loss per common share	$(0.79)	$(1.39)	$(2.15)

Shares used to compute basic and diluted net loss per common share	28,080	28,870	23,811

The accompanying notes are an integral part of the consolidated financial statements.

FAIRMARKET, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Convertible Preferred Stock
			Common Stock					Deferred Compensation and Equity-related Charges		Accumulated Other Comprehensive Income (Loss)
						Treasury Stock							Total Stockholders' Equity (Deficit)
	Shares			Amount at Par	Additional Paid-in Capital				Stock Subscription Receivable		Accumulated Deficit	Comprehensive Loss
		Amount	Shares			Shares	Amount
Balance at December 31, 1999	16,313	$52,578	5,243	$5	$40,136			$(60,026)	$(15,312)		$(18,499)		$(1,118)
Conversion of convertible preferred stock	(16,313)	(52,578)	16,313	16	70,062								17,500
Comprehensive loss:
Net loss											(51,267)	$(51,267)	(51,267)
Foreign currency translation adjustment										$(47)		(47)	(47)
Unrealized gain on marketable securities										19		19	19

Comprehensive loss												$(51,295)

Issuance of common stock upon the Company's initial public offering, net of offering costs			5,750	7	89,142								89,149
Excite payment									5,000				5,000
Remeasurement of shares issued to Excite					10,500			(10,500)					—
Deferred compensation related to employee stock options					2,679			(2,679)					—
Cancellation of employee stock options					(4,436)			4,436					—
Equity-related charges								17,278					17,278
Non-cash advertising									10,312				10,312
Issuance of common stock upon exercise of employee stock options			525		179								179
Issuance of common stock under employee stock purchase plan			84		277								277
Issuance of common stock to employees			50		500			(500)					—
Exercise of Lycos warrants			725	1	(1)								—

Balance at December 31, 2000	—	—	28,690	29	$209,038			(51,991)	—	(28)	(69,766)		87,282
Comprehensive loss:
Net loss											(40,183)	(40,183)	(40,183)
Foreign currency translation adjustment										(39)		(39)	(39)
Unrealized gain on marketable securities										54		54	54

Comprehensive loss												$(40,168)

Cancellation of employee stock options					(1,761)			1,761					—
Return of warrants issued to Microsoft					(18,034)			18,034					—
Equity-related charges								21,616					21,616
Issuance of common stock upon exercise of employee stock options			329		91								91
Issuance of common stock under employee stock purchase plan			43		36								36

Balance at December 31, 2001	—	—	29,062	29	189,370			(10,580)	—	(13)	(109,949)		68,857

FAIRMARKET, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Convertible Preferred Stock
			Common Stock					Deferred Compensation and Equity-related Charges
						Treasury Stock				Accumulated Other Comprehensive Loss			Total Stockholders' Equity (Deficit)
	Shares			Amount at Par	Additional Paid-in Capital				Stock Subscription Receivable		Accumulated Deficit	Comprehensive Loss
		Amount	Shares			Shares	Amount
Comprehensive loss:
Net loss											(21,977)	$(21,977)	(21,977)
Foreign currency translation adjustment										98		98	98
Unrealized gain on marketable securities										(73)		(73)	(73)

Comprehensive loss												$(21,952)

Issuance of Series B convertible preferred stock	952	1,796
Effective EITF 01-09 on convertible preferred stock		114
Series B convertible preferred stock dividend					(81)								(81)
Series B convertible preferred stock accretion		57			(57)								(57)
Repurchase of common stock						3,181	(4,039)						(4,039)
Issuance of common stock upon exercise of employee stock options			320	1	10	(192)	244						255
Issuance of common stock under the employee stock purchase plan			39	32									32
Cancellation of employee stock options					(527)			527					—
Equity-related charges								9,414					9,414
Deferred compensation related to employee stock options								480					480

Balance at December 31, 2002	952	$1,967	29,421	$30	$188,747	2,989	$(3,795)	$(159)	$—	$12	$(131,926)		$52,909

The accompanying notes are an integral part of the consolidated financial statements.

FAIRMARKET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(21,977)	$(40,183)	$(51,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,940	3,742	2,684
Provision for bad debt	(177)	23	348
Non-cash advertising expense	—	3,500	10,312
Amortization of deferred compensation and equity-related charges	9,894	21,616	17,278
Loss on disposal of property and equipment	1,379	240	17
Unutilized office space charge	2,080	—	—
Redeemable convertible preferred stock issued to customer	114	—	—
Changes in operating assets and liabilities:
Accounts receivable	(512)	1,329	(1,484)
Prepaid expenses and other current assets	96	(91)	(4,431)
Accounts payable	(250)	(760)	(264)
Accrued expenses	—	(1,634)	1,478
Deferred revenue	282	(753)	411
Other non-current liabilities	(169)	(169)	508

Net cash used in operating activities	(6,300)	(13,140)	(24,410)

Cash flows from investing activities:
Long term prepaid	(35)	—	—
Additions to property and equipment	(17)	(905)	(7,020)
Purchase of marketable securities	(304,522)	(74,754)	(29,426)
Proceeds from maturity of marketable securities	325,502	46,743	16,486
(Increase) decrease in restricted cash	(67)	1,320	—
Proceeds from sale of property and equipment	—	27	26

Net cash provided by (used in) investing activities	20,861	(27,569)	(19,934)

Cash flows from financing activities:
Repayment of capital lease obligation	(145)	(190)	(148)
Proceeds from issuance of common stock, net of issuance costs	287	127	89,605
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	1,796	—	—
Purchase of treasury stock	(4,039)	—	—
Dividends paid on Series B convertible preferred stock	(81)	—	—
Collection of subscription receivable	—	—	5,000

Net cash (used in) provided by financing activities	(2,182)	(63)	94,457

Effect of foreign exchange rates on cash and equivalents	35	(25)	(47)
Net increase (decrease) in cash and equivalents	12,414	(40,797)	50,066
Cash and equivalents, beginning of period	20,329	61,126	11,060

Cash and equivalents, end of period	$32,743	$20,329	$61,126

Supplemental schedule of cash flow information:
Cash paid during the period for interest	—	$27	$2
Non-cash investing activity:
Acquisition of assets under capital lease	—	—	$493
Conversion of preferred stock to common stock	—	—	$70,078

The accompanying notes are an integral part of the consolidated financial statements.

FAIRMARKET, INC.

Notes to Consolidated Financial Statements

1. The Company

        FairMarket is an online auction and promotions technology and service provider that enables marketers to create results-oriented rewards programs and helps commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

        In the promotions area we offer a range of services, technology and expertise that enable large brands to quickly and easily create fun, innovative, interactive and customized marketing programs in conjunction with off-line sales and marketing initiatives. We work with leading brands and agencies to execute programs that help marketers engage customers, drive sales and leverage the eBay community through the exclusive marketing arrangement we entered into with eBay during the second quarter of 2002. Our promotion solution is effective as either the central program concept for a rewards promotion using newly created points currency or as a value added redemption module for use with an existing loyalty program. Our auction and promotions platform can help optimize the return on investment on marketing and promotional budgets and lead to the creation of a higher quality customer database to assist future marketing initiatives.

        We also utilize our technology, services and expertise in the commerce area to help large merchants maximize yield on clearance, excess and off-lease inventory and to realize process efficiencies. Our solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as to consumers on their own sites. Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

        Our services are used in four primary areas: (1) retail and discount clearance; (2) promotions and interactive marketing; (3) business-to-business surplus; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing and points based formats, including auctions, our primary format, as well as fixed transaction formats for commerce and promotions, falling price formats for commerce, and integrated marketing capability to create a comprehensive e-business selling and marketing service offering.

        We offer our commerce customers the ability to distribute their listings to other sites through two methods. First, through our MarketSelectsmservice, we enable customers (with or without their own FairMarket-hosted dynamic pricing site) to list, manage and transact sales on eBay. Second, because we host our customer's dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers' FairMarket-hosted sites and make those listings available for display and sale on other FairMarket-hosted customer sites.

        We provide an array of operational and support services to customers. In addition to hosting, customer support and end-user support services, our professional services group provides our customers with a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings.

        We have a single operating segment, providing outsourced online auction and promotions technology, private-label dynamic pricing or points based solutions. We have no organizational structure dictated by product lines, geography or customer type.

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

Marketable Securities

        The Company has classified its marketable securities as "available for sale." Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until realized. Net realized gains and losses on securities transactions are determined on the specific identification basis and are included in interest income. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through loss on investments in the consolidated statement of operations. The market value of the Company's marketable securities is based on quoted market prices.

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

        The Company has no significant concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and trade accounts receivable. The Company places its cash, cash equivalents and marketable securities with what the Company believes are high credit quality financial institutions.

        Our customers include traditional retailers, distributors and manufacturers as well as Internet portals and other web communities primarily engaged in e-commerce. We had three customers in 2002 that each accounted for more than 10% of our total revenue, Sam's West, Inc. accounted for 13.6%, revenue from providing promotion services to Burger King under our exclusive marketing agreement with eBay, Inc. accounted for 13.1% and Microsoft Corporation accounted for 12.6% of total revenue. In November 2002, our contract with eBay, Inc. related to the Burger King promotion program was terminated. No single customer accounted for more than 10% of our total revenue for 2001 and 2000.

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

        Application fees consist of implementation fees and fixed monthly hosting, support and operating fees. An implementation fee is generally charged for the initial design, development and implementation of a customer's dynamic pricing or points based site or the Company's MarketSelect service, in accordance with the terms of the contract. The implementation fee is generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period. A fixed monthly hosting fee covers hosting services, direct customer support services, end-user customer support services, services for online billing and collection of fees for community sites, and other monthly operating services provided by the Company. Fixed monthly service fees are recognized as revenue in the month that the service is provided.

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

        We follow the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09") in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

  •
  We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of our products and services such that we could have purchased the products from a third party, and

  •
  We can reasonably estimate the fair value of the benefit received.

        If both of the conditions are met, we record consideration paid to customers as an expense. Consideration, including equity instruments, not meeting the above criteria, is recorded as a reduction of revenue; to the extent we have recorded cumulative revenue from the customer or reseller. Any consideration in excess of cumulative revenue recognized from the customer or reseller is recorded as an operating expense.

        As a result, we reduced revenue by $114,200 for the quarter ended June 30, 2002 to reflect the amount by which the fair value of the shares of our Series B convertible preferred stock issued to eBay Inc. in May 2002 exceeded the amount invested by eBay in FairMarket. In addition, FairMarket has reclassified $468,000 and $929,000 previously recorded as revenue as a reduction to non-cash stock compensation for the year ended December 31, 2001 and 2000, respectively, in connection with its agreement with Microsoft Corporation and its former agreements with At Home Corporation (formerly known as Excite, Inc.).

Deferred Tax Assets

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and tax planning strategies in assessing the need for the valuation allowance, if management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would effect the provision for income taxes in the period such determination was made.

Unutilized Office Space

        In the first quarter of 2002, we recorded a one-time charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters. This charge includes rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. While we estimated the likelihood of future sublease income in our original charge, in the fourth quarter of 2002, we recorded a reversal of $513,000 related to an additional sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we recorded $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. As of December 31, 2002, $2.1 million of the total reserve remained accrued and unpaid relating to future rent payments and other related costs.

Advertising

        All advertising costs are expensed as incurred. For the years ended December 31, 2002, 2001 and 2000, advertising expense totaled $0, $3.7 million and $14.7 million, respectively.

Development and Engineering

        Development and engineering costs consist primarily of labor and related costs for the design, deployment, testing and enhancement of the Company's operating systems and are expensed as incurred except where eligible for capitalization.

        The Company capitalizes costs for purchased software and for upgrades and significant enhancements which are at least probable to result in increased functionality of existing software. The Company capitalizes certain development and engineering costs associated with the design and implementation of its systems for internal use, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $0, $0 and $310,000 in 2002, 2001 and 2000, respectively. These costs are being amortized over 36 months, which is the expected useful life of the software. The amortization expense was $102,000, $102,000 and $64,000 in 2002, 2001 and 2000, respectively.

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

December 31, 2002, 2001 and 2000 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2001	2000
Net loss attributable to common stockholders
As reported	$(22,115)	$(40,183)	$(51,267)
Add: Stock-based employee compensation expense included in reported results	480	1,555	2,679
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(1,524)	(4,787)	(5,211)

Pro forma	$(23,159)	$(43,415)	$(53,799)
Net loss per common share
As reported	$(0.79)	$(1.39)	$(2.15)
Pro forma	$(0.82)	$(1.50)	$(2.26)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected stock price volatility	100%	100%	100%
Risk-free interest rate	4.1%	4.5%	6.1%
Expected option term	7 years	4.25 years	6 years

Comprehensive Loss

        Comprehensive loss consists of net loss and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale.

Foreign Currency

        The functional currencies of the Company's foreign subsidiaries are the local currencies. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at the end of the year. Revenue and expense amounts are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive loss which is a separate component of stockholders' equity. Net realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAB No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure portion of this statement for the year ending December 31, 2002. The Company does not expect the adoption of FAS 148 will have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued Interpretation 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact that the initial recognition and measurement provisions of FIN 45 will have on its consolidated financial statements. The disclosure provisions of FIN 45 are effective for this Annual Report on Form 10-K. Accordingly, the Company has included a discussion of its guarantees in Note 8 to the consolidated financial statements.

        In November 2002, the Emerging Issues Task Force EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

        In January 2003, the FASB issued FASB Interpretation FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. We currently do not have any interests that would change our current reporting entity or require additional disclosures outlined in FIN No. 46.

3. Net Loss per Common Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be antidilutive. At December 31,2002, there were options to purchase 3,572,000 shares of common stock outstanding and 952,380 shares of convertible preferred stock; at December 31, 2001, there were options to purchase 4,809,000 shares of common stock outstanding; and at December 31, 2000, there were options to purchase 5,250,000 shares of common stock outstanding and warrants to purchase 4,650,000 shares of common stock outstanding, all of which have been excluded from the calculation of diluted net loss per common share.

4. Cash, Cash Equivalents and Marketable Securities

        Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31,
	2002	2001
Cash and cash equivalents
Cash and money market funds	$8,783	$10,338
Corporate and government commercial paper	23,960	9,991

Total cash and cash equivalents	$32,743	$20,329

        Marketable securities classified as available-for-sale consist of the following (in thousands):

	December 31, 2002
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Loss	Unrealized Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Current:
Commercial paper	$1,991	$—	$—	$1,991
Municipal bonds	5,000	—	—	5,000

Total current marketable securities	6,991	—	—	6,991

Non-current:
Municipal bonds	15,000	—	—	15,000

Total marketable securities	$21,991	$—	$—	$21,991

	December 31, 2001
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Loss	Unrealized Losses in Accumulated Other Comprehensive Loss	Estimated Fair Value
Current:
Commercial paper	$6,970	$—	$—	$6,970
Municipal bonds	13,001	6	—	13,007

Total current marketable securities	19,971	6	—	19,977

Non-current:
Municipal bonds	22,999	72	(5)	23,066

Total marketable securities	$42,970	$78	$(5)	$43,043

        Available-for-sale securities by contractual maturity are as follows (in thousands):

	December 31,
	2002	2001
Due in 1 year or less
Commercial paper	$1,991	$6,970
Municipal bonds	5,000	13,007

	6,991	19,977

Due in 1-2 years
Municipal bonds	15,000	23,066

Total marketable securities	$21,991	$43,043

5. Restricted Cash

        At December 31, 2000, in accordance with an operating lease agreement for its headquarters, the Company had placed a deposit of $1.8 million with its bank to collateralize an irrevocable stand-by letter of credit in the name of the landlord (see Note 8). During the third quarter of 2001, the amount of the letter of credit was reduced as a result of the Company meeting certain requirements of the operating lease agreement. At December 31, 2002, the deposit to collateralize the letter of credit was $471,000. The letter of credit is redeemable only if the Company defaults on the lease under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds. In addition to the letter of credit we have $77,000 of restricted cash related to a disputed contract with a vendor.

6. Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Computer equipment	$8,735	$8,775
Furniture and fixtures	487	1,557
Leasehold improvements	540	1,466
Equipment under capital lease	—	493

Property and equipment	9,762	12,291
Less accumulated depreciation	(8,284)	(6,573)

Property and equipment, net	$1,478	$5,718

        Depreciation expense was $2,940,000, $3,742,000 and $2,684,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The accumulated depreciation and amortization of equipment under capital leases was $163,000, $247,000 and $83,000 at December 31, 2002, 2001 and 2000, respectively. Assets under capital leases collateralize the related lease obligation.

7. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Payroll and benefits	$347	$678
Professional fees	279	265
Accrued rent	169	169
Other	694	377

Total accrued expenses	$1,489	$1,489

8. Commitments and Contingencies

        In November 1999, the Company entered into a five-year lease agreement for approximately 68,000 square feet of office space in Woburn, Massachusetts, for the Company's current headquarters.

The term of the lease began on January 1, 2000. The Company's base rental obligations were $793,000 in the first year of the lease and are $1,515,000 in each subsequent year for the remainder of the lease term. In connection with the lease, the Company paid the lessor a security deposit in the amount of $1,800,000, in the form of an irrevocable, freely transferable letter of credit. During the third quarter of 2001, the amount of the letter of credit was reduced as a result of the Company meeting certain requirements of the operating lease agreement. At December 31, 2002 and 2001, the deposit to collateralize the letter of credit was $471,000 and $481,000, respectively, and is recorded as restricted cash (see Note 5). In December 2000, the Company entered into a two-year agreement to sublease approximately 11,000 square feet of its excess office space under this lease, which ended in October 2002. In November 2002, the Company entered into a two-year agreement to sublease approximately 11,000 square feet of its excess office space under this lease, which expires in December 2004.

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

Future minimum lease payments under noncancelable operating leases at December 31, 2002 are as follows (in thousands):		Future minimum lease payments to be received under noncancelable operating subleases at December 31, 2002 are as follows (in thousands):
2003	2,099	2003	306
2004	2,098	2004	291
2005	236	2005	37
Thereafter	—	Thereafter	—

Total	$4,433	Total	$634

        Rental expense, net of sublease income, under operating leases amounted to $1,722,000, $1,667,000 and $1,662,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Indemnification Obligations

        In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have an effect on the Company's consolidated financial statements. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

        As permitted under Section 145 of the Delaware General Corporation Law, the by-laws of FairMarket, Inc. provide that FairMarket shall, to the extent legally permitted, indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that such person is or was, or has agreed to become, a director or officer of FairMarket, or is or was serving, or has agreed to serve, at the request of FairMarket, as a director, officer, trustee, partner, employee or agent of, or in a similar capacity with, another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. The indemnification provided for in the by-laws is expressly not exclusive of any other rights to which those seeking indemnification may be entitled under any law, agreement or vote of stockholders or disinterested directors or otherwise, and shall inure to the benefit of the heirs, executors and administrators of such persons. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2002.

        Our customer contracts contain indemnification provisions as a standard term of those contracts. Generally, these indemnification provisions require that we indemnify, defend and hold harmless the customer and certain related parties for third party claims, liabilities and costs arising from the breach of any warranty, representation or covenant in the agreement by us or any claim that our technology or service infringes or violates any third party's copyright, patent, trade secret, trademark, right of publicity or right of privacy or contains any defamatory content. Generally, our aggregate potential liability under these indemnification provisions is capped at the total amount paid to us by the customer under the contract, although some customer contracts contain higher limits and some contain no limit for specified types of claims. The term of these indemnification provisions is generally perpetual from the time of execution of the agreement. Some of our other types of agreements with third parties contain similar provisions. We believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these provisions as of December 31, 2002.

9. Stockholders' Equity

        At December 31, 2002 and 2001, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 per share and (ii) 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company's Board of Directors has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

        In May 2001, pursuant to the shareholder rights plan described below in Note 11, the Board of Directors of the Company designated 75,000 shares of its authorized preferred stock as Series A Junior Participating Cumulative Preferred Stock, $0.001 par value per share ("Junior Preferred Stock"). Dividends accrue on the Junior Preferred Stock at a quarterly rate equal to the greater of $1.00 or, subject to adjustment, 10,000 times the aggregate per share amount of all dividends paid during the quarter on the Company's common stock. The Junior Preferred Stock carries a liquidation preference of $10,000 per share (subject to adjustment), is redeemable, and entitles the holder to 10,000 votes per share (subject to adjustment) on all matters submitted to a vote of the Company's stockholders. The Company has not issued any shares of Junior Preferred Stock.

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

        Included in stockholders' equity at December 31, 2002 and 2001 are deferred compensation and equity-related charges of $159,000 and $10.6 million, respectively. These amounts consist of unearned compensation of $159,000 and $1.2 million (see Note 10) and equity-related charges of zero and $9.4 million (discussed below) at December 31, 2002 and 2001, respectively.

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

        In connection with this agreement, the Company issued two warrants to Lycos for the purchase of shares of the Company's common stock. The first warrant was exercisable for 725,000 shares of common stock at an exercise price of $0.01 per share which was exercised before the closing of the Company's initial public offering. The second warrant was originally exercisable for up to 595,000 shares of common stock at an exercise price of $1.71 per share. The number of shares for which the second warrant was exercisable depended on Lycos meeting certain performance criteria which were not met as of May 12, 2001; therefore, no shares are exercisable under this warrant. The Company estimated the value of the first warrant to be $1,235,400 using the Black-Scholes valuation model at the date of issuance. The value of the first warrant was amortized over the initial term of the auction services agreement through the second quarter of 2002. Related expense for the years ended December 31, 2002, 2001 and 2000 was $137,000, $412,000 and $412,000, respectively.

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

        The July 1999 agreement with Microsoft originally provided that if Microsoft drove more than a specified number of Internet users to the FairMarket Network through its Internet portal site for each year of the contract's initial term, the Company would guarantee Microsoft a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Minimum transaction fees guaranteed to Microsoft were $5.0 million for the first contract year. The minimum annual traffic guarantee was not reached for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. As a result, the Company was not required to make any minimum guaranteed revenue payments for any other periods.

        In connection with the July 1999 agreement, Microsoft purchased 1,250,000 shares of Series D Preferred, which converted into 1,250,000 shares of the Company's common stock upon the Company's initial public offering, for cash consideration of $8,750,000.

        Also in connection with this agreement, the Company issued warrants to Microsoft for the purchase of 4,500,000 shares of the Company's common stock at an exercise price of $1.71 per share in July 1999. As part of the June 2001 amendment, Microsoft relinquished the warrants. At the time of issuance, the Company estimated the fair value of the warrants to be $28,476,000 using the Black-Scholes valuation model. The value of the warrants was being amortized over five years, the initial term of the auction services agreement. Related expense for the year ended December 31, 2001, through the date of the June 2001 amendment, was $2,848,000, and for the years ended December 31, 2000 was $5,695,000. As of June 2001, the unamortized value of the warrants on the Company's balance sheet was approximately $18.0 million, which was reversed through equity as a result of the relinquishment of the warrants. For the years ended December 31, 2002 and 2001, the Company recognized revenue of $727,000 and $335,000, respectively, from Microsoft for monthly service fees and a share of the transaction fees charged on the Microsoft sites. At December 31, 2002 and 2001, the Company had receivables totaling $241,000, and $60,000, respectively, from Microsoft.

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

        In connection with the original agreement, the Company also issued to Excite 1,500,000 shares of Series D Preferred, which converted into 1,500,000 shares of the Company's common stock upon the Company's initial public offering, for no cash consideration. The Company had the right to repurchase the shares of Series D Preferred for up to one year if Excite terminated the auction services agreement. The Company initially recorded the shares at fair value, for a total of $10,500,000, as a deferred charge to be amortized over the initial term of the agreement. The value of the shares was remeasured and adjusted at each balance sheet date over the period during which the shares were subject to the repurchase right. At December 31, 1999 and as of the date of the Company's initial public offering, the Company remeasured the fair value and recorded an additional $4,500,000 and $10,500,000, respectively, as a deferred charge to be amortized over the remaining term of the contract. As a result of the termination of this agreement, as described below, the remaining term of the contract has been modified to that of the new agreement described below. The related expense for the years ended December 31, 2002, 2001 and 2000 was $6,651,000, $13,302,000 and $4,847,000, respectively.

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

        During the third quarter of 2001, At Home filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. In October 2001, At Home instructed the Company to shut down the Excite Outlet Center and notified the Company that it intends to seek rejection of the new auction services agreement in the Bankruptcy Court. At December 31, 2002, the stock issued to Excite was fully amortized.

        In September 1999, the Company entered into an Auction Services Agreement with TicketMaster Online-CitySearch, Inc. (now known as TicketMaster) ("TMCS") which had a three-year initial term (subject to annual renewal unless terminated by either party). Under the agreement, the Company has agreed to provide auction services to certain web sites owned and controlled by TMCS in return for a share of the transaction fees charged by TMCS.

        In connection with this agreement, TMCS purchased 750,000 shares of Series D Preferred, which converted into 750,000 shares of the Company's common stock upon the Company's initial public offering, for cash consideration of $5,250,000. The Company also issued to TMCS 1,500,000 shares of Series D Preferred, which converted into 1,500,000 shares of the Company's common stock upon the Company's initial public offering, in exchange for one year of advertising and a license to certain technology. The Company recorded the shares at fair value, for a total of $10,500,000, as a deferred charge to be amortized over three years, the initial term of the agreement. The related expense for the years ended December 31, 2002, 2001 and 2000 was $2,625,000, $3,500,000 and $3,500,000, respectively.

  Series B Preferred Stock

        On May 17, 2002, the Company completed a private placement of 952,380 shares of its Series B redeemable convertible preferred stock, par value $0.001 per share, to eBay Inc. for an aggregate purchase price of $2.0 million. The Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock. The dividends are cumulative and are entitled to participate on a pro rata basis in any dividend paid on the common stock on an as if converted basis. As of December 31, 2002, the Company had accrued $32,500 for dividends payable. The Series B preferred stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustment mechanisms including a weighted average anti-dilution mechanism. In the event of any liquidation, dissolution or winding up of the Company (a "Liquidation"), the holders of the Series B preferred stock are entitled to receive, in preference to the holders of certain junior securities, as defined, a per share amount equal to $2.10 plus all accrued and unpaid dividends (the "Liquidation Preference"). In the event of a Liquidation, after payment of the Liquidation Preference and any other liquidation preference on any other series of stock, the Series B preferred stock is entitled to participate on a pro rata basis with the common stock in the distribution of the remaining assets of the Company on as if converted basis. The holders of the Series B preferred stock have the right to require the Company to redeem the Series B preferred stock at any time after the earlier of (a) May 17, 2003, and (b) the happening of a material adverse effect on the Company's business, as defined. The Company has the right, at any time after May 17, 2004, to redeem the outstanding Series B preferred stock at $2.10 per share plus all accrued and unpaid dividends. The net proceeds from this offering, after issuance costs, totaled $1.8 million. At the issuance date, the Company estimated the fair value of the Series B preferred stock to be in excess of the amount paid by eBay by $114,200. As a result, the Company recorded an $114,200 adjustment to increase the carrying value of this investment and decrease revenue from eBay, Inc. in accordance with EITF 01-09 (see Note 2.) The Company is accreting the carrying value of the Series B preferred stock up to $2.0 million through May 2003 in accordance with the redemption feature described above. The Company recorded $57,000 in accretion in the year ending December 31, 2002. At December 31, 2002, the carrying value of the Series B preferred stock was approximately $1.9 million.

  Treasury Stock

        On August 8, 2002, the Company repurchased the 3,181,000 shares of its common stock, par value $.001 per share, held by Scott Randall, the original founder of FairMarket, at a price of $1.27 per share. These shares represented 10.8% of the Company's outstanding common stock at that time.

10. Stock Option Plans

  1997 Stock Option Plan

        In March 1997, the Company's Board of Directors and stockholders approved the Amended and Restated 1997 Stock Option Plan (the "1997 Plan") which provided for the issuance of up to 750,000 shares of common stock under incentive stock options ("ISOs") and nonstatutory stock options ("NSOs"). The 1997 Plan provided for the grant of ISOs to employees of the Company and NSOs to nonemployee directors of the Company and consultants. Options granted under the 1997 Plan have a maximum term of 10 years from the date of grant, vest over four years and, in the case of ISOs, have an exercise price not less than fair value of the Company's common stock at the date of grant. In connection with the adoption of the Company's 2000 Stock Option and Incentive Plan (the "2000 Plan") in February 2000, the Board determined that no further stock option grants would be made under the 1997 Plan.

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

  2000 Stock Option and Incentive Plan

        In February 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the issuance of up to 4,017,250 shares of common stock plus the number of shares as to which options granted under the 1997 and 1999 Plans are forfeited or otherwise terminate unexercised. This plan provides for awards in the form of ISOs, NSOs, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2002, there were 3,827,000 shares available for issuance under this plan.

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

  2000 Employee Stock Option and Incentive Plan

        In October 2000, the Company's Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the "2000 Employee Plan"), which originally provided for the issuance of up to 1,500,000 shares of common stock, under NSOs to employees and key persons of the Company other than any member of the Company's Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934. In January 2001, in connection with the one-time employee option exchange incentive program described below, the Board of Directors amended this plan to increase the number of shares of common stock available for issuance under the plan to 2,654,750. At December 31, 2002, there were 1,543,152 shares available for issuance under this plan.

        The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

        The following table summarizes information about stock options outstanding at December 31, 2002:

				Options Outstanding
	Options Outstanding
			Weighted Average Exercise Price per Share		Weighted Average Exercise Price per Share
Range of Exercise Price per Share	Number Outstanding	Remaining Contractual Life (in Years)		Number Exercisable
$0.10—$0.98	679,690	5.17	0.61	302,940	0.29
1.00—1.62	1,994,813	8.46	1.33	562,509	1.25
2.06—2.38	663,534	2.91	2.16	508,976	2.19
2.61—8.50	229,063	5.88	6.83	204,063	6.62
8.50—9.66	5,000	7.45	9.66	3,125	9.66

$0.10—$9.66	3,572,100	6.64	$1.71	1,581,613	$2.08

        Stock option activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of period	4,809,243	$2.27	5,252,371	$4.20	3,711,249	$1.51
Granted	1,421,500	1.35	4,002,693	1.77	4,085,875	6.63
Exercised	(533,593)	0.47	(328,867)	0.27	(524,630)	0.34
Canceled	(2,126,613)	3.05	(4,116,954)	4.41	(2,020,123)	5.17

Outstanding at end of period	3,570,537	$1.71	4,809,243	$2.27	5,252,371	$4.20

Options exercisable at end of period	1,580,050	$2.08	2,471,322	$2.75	612,715	$1.84
Weighted average fair value of options granted during the period at fair value	$1.11			$1.22		$3.30
Weighted average fair value of options granted during the period at below fair value	—			—		$8.25
Weighted average fair value of options granted during the period at above fair value	—			—		$6.17

        During the years ended December 31, 2000 and 1999, the Company recorded unearned compensation of $3,179,000 and $10,137,000, respectively, for stock options granted to employees which were subsequently determined to be below fair value. The Company is recognizing the compensation expense over the vesting period. For the years ended December 31, 2002, 2001 and 2000, related expense recognized was $480,000, $1,555,000 and $2,823,000, respectively. Unearned compensation expense which has not been recognized relating to stock options granted and subsequently canceled during the years ended December 31, 2002 and 2001 was $528,000 and $1,761,000, respectively.

        In February and March 2000, the Company granted 25,000 shares of restricted stock to each of two separate employees for their services to the Company. The aggregate value of the shares, measured on the date of grant, was $500,000, which the Company recorded as deferred compensation and recognized as compensation expense over the vesting period of six months.

        On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the Company's common stock on the January 16, 2001 exchange date. Options held by executive officers and directors were not included in the exchange. Under this program, options covering approximately 1,155,000 shares of the Company's common stock were exchanged for options covering an equal number of shares. Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock from January 16, 2001 to December 31, 2002 was below $2.1875, therefore no related charge was recognized for the year ended December 31, 2002.

  Employee Stock Purchase

        Plan In March 2000, the Company's Board of Directors approved the 2000 Employee Stock Purchase Plan (the "ESPP"). Up to 500,000 shares of common stock may be issued under the ESPP. The ESPP allows eligible participating employees to purchase shares of common stock at a 15% discount from the market value of the common stock as determined on a specific date at six month intervals. There were 39,461 shares and 43,169 shares issued under the ESPP during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, 333,117 shares remained available for issuance under this plan.

11. Shareholder Rights Plan

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

11. Shareholder Rights Plan (Continued)

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

12. Revenues and Long-lived Assets by Geographic Region

        The table below presents revenues by principal geographic region for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	December 31,
	2002	2001	2000
United States	$4,194	$6,768	$9,809
United Kingdom	1,446	1,294	929
Other	107	509	199

Consolidated	$5,747	$8,571	$10,937

        The table below presents long-lived assets by principal geographic region (in thousands):

	December 31,
	2002	2001
United States	$1,253	$5,021
United Kingdom	225	697

Consolidated	$1,478	$5,718

13. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
				2001
	2002
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
Current	—	—	—	—	—	—	—	—
Deferred	$7,363	$1,352	$113	$8,828	$4,486	$996	$554	$6,036
Valuation allowance	(7,363)	(1,352)	(113)	(8,828)	(4,486)	(996)	(554)	(6,036)

Total	$—	$—	$—	$—	$—	$—	$—	$—

        The Company's effective tax rate varies from the statutory rate as follows:

	Year Ended December 31,
	2002	2001
U.S. federal income tax rate	(34.0)%	(34.0)%
State taxes	(6.0)	(1.9)
Warrant exercise	—	9.3
Other	.1	12.7

	(39.9)	(13.9)
Valuation allowance	39.9	13.9

	—%	—%

        The Company's federal statutory income tax rate for 2002 and 2001 was 34%. For 2002 and 2001, the Company recorded no income tax benefit and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets.

        Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2002 and 2001 were as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$47,319	$38,178
Capitalized start-up costs	160	319
Capitalized research and development	4,851	4,854
Depreciation	152	215
Deferred revenue	134	30
Other	148	340

	52,764	43,936
Valuation allowance	(52,764)	(43,936)

Net deferred tax assets	$—	$—

        For federal income tax purposes, as of December 31, 2002, the Company has net operating loss carryforwards of approximately $142.5 million, which may be used to offset future income. These operating loss carryforwards expire beginning in 2019. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

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

14. Employee Benefit Plan

        In January 1999, the Company established a savings plan for its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits.

15. Quarterly Financial Results (unaudited)

        The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2002 and 2001. Net loss for the fourth quarter of 2002 included the reversal of approximately $513,000 of unutilized office space charges recorded during the first quarter of 2002. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands, except per share data)
Revenue	$1,311	$1,346	$1,434	$1,656
Gross profit	287	328	626	952
Net loss	(11,840)	(7,205)	(2,495)	(534)
Basic and diluted net loss per common share	(0.41)	(0.25)	(0.09)	(0.02)
	For the Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue	$2,452	$2,773	$2,009	$1,337
Gross profit	1,096	1,514	740	302
Net loss	(11,799)	(12,711)	(8,754)	(6,919)
Basic and diluted net loss per common share	(0.41)	(0.44)	(0.30)	(0.24)

16. Restructuring Charges

        In June 2002, as part of the Company's plan to continue to implement cost-cutting measures, the Company eliminated 18 positions worldwide, representing approximately 31% of its total employee base. In addition, the Company relocated its U.K. data center to the U.S. The Company recognized a charge of $530,000 in the second quarter of 2002 for the costs related to these initiatives, of which $200,000 related to non-cash costs for the write-down of computers and equipment. At December 31, 2002, all of the expenses relating to the restructuring had been paid.

        We recognized a charge of approximately $2.0 million in 2001 for the costs related to workforce reductions (which eliminated 78 positions), severance payments to certain other employees and other restructuring initiatives, including closing our offices in Australia and Germany. We completed the closing of our office in Germany during the third quarter of 2001 and the closing of our office in Australia during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. Approximately $141,000 of the charge relates to non-cash costs associated with the restructuring initiatives. At December 31, 2002, all of the expenses relating to the restructuring initiatives had been paid.

17. Unutilized Office Space Charge

        In the first quarter of 2002, we recorded a one-time charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we charged $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. As of December 31, 2002, $2.1 million of the total charge remained accrued and unpaid relating to future rent payments related to unutilized office space. Of this amount, $1.1 million is expected to be charged against this reserve over the next 12 months and has been classified as a short-term liability on the consolidated balance sheet.

Initial charge recorded in March 2002	$4,500
Non-cash write-down of leasehold improvements and furniture and fixtures	$(1,161)
Cash payments made in 2002	$(746)
Reversal of accrual in December 2002	$(513)

Unutilized space accrual at December 31, 2002	$2,080

18. Legal Proceedings

        We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

        FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1934. The Company intends to vigorously defend the remaining claims asserted against it in the actions.

FAIRMARKET, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
Year ended December 31, 2000:
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$192	1,097	(749)	$540
Deferred tax asset valuation allowance	$6,807	31,051	—	$37,858
Year ended December 31, 2001:
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$540	479	(456)	$563
Deferred tax asset valuation allowance	$37,858	6,078	—	$43,936
Year ended December 31, 2002:
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$563	(177)	(119)	$267
Deferred tax asset valuation allowance	$43,936	8,810	—	$52,764

II-2

EXHIBIT INDEX

Exhibit No.	Title
3.1	Form of Fifth Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001*
3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company classifying and designating the Series A Junior Participating Cumulative Preferred Stock(2)
3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of FairMarket, Inc. classifying and designating the Series B Preferred Stock.(6)
4.1	Form of Specimen Certificate for the Company's Common Stock(4)
4.2	Shareholder Rights Agreement, dated as of May 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent, including form of Right Certificate(2)
4.3	Investors' Rights Agreement, dated February 25, 1999, between the Company and the stockholders named therein(1)
4.4	Amendment to Investors' Rights Agreement, dated August 23, 1999, between the Company and the stockholders named therein(1)
4.5	Amendment to Investors' Rights Agreement, dated September 15, 1999, between the Company and TicketMaster Online-CitySearch, Inc.(1)
4.6	Registration Rights Agreement dated May 17, 2002 between FairMarket, Inc. and eBay, Inc.(6)
4.7	Voting and Standstill Agreement, dated as of May 17, 2002 between FairMarket, Inc. and eBay, Inc.(6)
10.1	Form of Indemnity Agreement entered into by the Company with each of its directors(1)
10.2	Amended and Restated 1997 Stock Option Plan(1)
10.3	October 2001 Amendment to Amended and Restated 1997 Stock Option Plan(4)
10.4	1999 Stock Option Plan(1)
10.5	2000 Stock Option and Incentive Plan(1)
10.6	Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002(4)
10.7	Employee Stock Purchase Plan(1)
10.8	Letter agreement dated June 26, 2001 between the Company and Nanda Krish(3)
10.9	Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Mathew Ackley(4)
10.10	Second Amended and Restated Agreement Concerning Termination of Employment, Severance Pay and Related Matters dated as of October 11, 2001 between the Company and Janet Smith(4)
10.11	Lease Agreement dated November 9, 1999, between DIV Unicorn, LLC and the Company(1)
10.12	Siteharbor Services Agreement between the Company and NaviSite, Inc. dated as of November 1, 2001 together with Amendment to Siteharbor Services Agreement dated as of November 1, 2001(4)
10.13	Indemnification Agreement among the Company and Sierra Ventures VII, LP, and Sierra Ventures Associates VII, LLC, dated February 25, 1999(1)

10.14	Warrant to Purchase Common Stock between the Company and Lycos, Inc. dated as of May 12, 1999(1)
10.15	Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
10.16	Agreement Concerning termination of Employment, Severance Pay and related Matters dated as of January 17, 2002 between the Company and Nanda Krish(5)
10.17	Second Amendment to Agreement dated as of March 15, 2002 between the Company and NaviSite, Inc.(5)
10.18	Promotions Agreement dated as of April 10, 2002 between the Company and eBay Inc.(7)
10.19	Thrid Amendment to Agreement dated as of December 1, 2002 between the Company and Navisite, Inc.*
10.20	Agreement Concerning Employment and Termination dated as of January 20, 2003 between the Company and David George. *
21	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
99.1	Section 906 Chief Executive Officer Certification*
99.2	Section 906 Chief Financial Officer Certification*

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

(4)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 31, 2002.

(5)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

(6)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Report on Form 8-K filed with the SEC on May 20, 2002.

(7)
Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 14, 2002.