Form 10-Q
period 2003-03-31
FAIRMARKET INC
filed 2003-05-09
CIK 1053676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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
Yes   ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes   ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 7, 2003 was 26,702,862.

FAIRMARKET, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

FAIRMARKET and MarketSelect are registered service marks, and the FairMarket logo and FairMarket Network  are service marks, of FairMarket, Inc.  The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FAIRMARKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(In thousands)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$30,243	$32,743
Marketable securities	2,675	6,991
Restricted cash	549	548
Accounts receivable, net of allowance for doubtful accounts of $168 and $267 at March 31, 2003 and December 31, 2002, respectively	1,057	1,328
Prepaid expenses	1,338	610
Other assets	515	534

Total current assets	36,377	42,754
Long-term marketable securities	20,016	15,000
Long-term prepaid expenses	—	35
Property and equipment, net	994	1,478

Total assets	$57,387	$59,267

Liabilities, Preferred Stock and Stockholders’ Equity

Current liabilities:
Accounts payable	$127	$133
Deferred revenue	523	520
Accrued expenses	1,369	1,489
Short-term unutilized office space	1,040	1,040

Total current liabilities	3,059	3,182

Long-term unutilized office space	791	1,040
Other long-term liabilities	127	169
Total liabilities	3,977	4,391

Preferred stock	1,983	1,967

Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	188,385	188,747
Treasury stock	(3,466)	(3,795)
Deferred compensation and equity-related charges	(69)	(159)
Accumulated other comprehensive income, net	24	12
Accumulated deficit	(133,477)	(131,926)

Total stockholders’ equity	51,427	52,909

Total liabilities, preferred stock and stockholders’ equity	$57,387	$59,267

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002

Revenue	$1,357	$1,311

Operating expenses:
Cost of revenue (exclusive of $5 in 2003 and $39 in 2002 reported below as equity-related charges)	759	1,024
Sales and marketing (exclusive of $24 in 2003 and $4,322 in 2002 reported below as equity-related charges)	562	634
Development and engineering (exclusive of $16 in 2003 and $72 in 2002 reported below as equity-related charges)	352	794
General and administrative (exclusive of $7 in 2003 and $46 in 2002 reported below as equity-related charges)	1,400	2,125
Unutilized office space charge	—	4,500
Equity-related charges	52	4,479

Total operating expenses	3,125	13,556

Loss from operations	(1,768)	(12,245)
Other income, net	215	405

Net loss	$(1,553)	$(11,840)

Dividend and accretion on redeemable convertible preferred stock	49	—
Net loss attributable to common shareholders	$(1,602)	$(11,840)

Basic and diluted net loss per common share	$(0.06)	$(0.41)

Shares used to compute basic and diluted net loss per common share	26,586	29,157

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,553)	$(11,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	482	891
Reserve for uncollectible accounts	2	42
Amortization of deferred compensation and equity-related charges	52	4,479
Loss on disposal of property and equipment	—	1,169
Unutilized office space charge	—	3,338
Changes in operating assets and liabilities:
Accounts receivable	268	114
Prepaid expenses and other current assets	(709)	(1,012)
Long-term prepaid	35	—
Accounts payable	(7)	(120)
Accrued expenses	(121)	(93)
Deferred revenue	4	274
Other non-current liabilities	(291)	(42)

Net cash used in operating activities	(1,838)	(2,800)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3)	—
Purchases of marketable securities	(112,906)	(48,000)
Proceeds from maturity of marketable securities	112,222	50,060

Net cash (used in) provided by investing activities	(687)	2,060
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	57	60
Dividends paid on redeemable convertible preferred stock	(33)	—
Repayment of capital lease	—	(49)

Net cash provided by financing activities	24	11

Effect of foreign exchange rates on cash and cash equivalents	1	44

Net decrease in cash and cash equivalents	(2,500)	(685)
Cash and cash equivalents, beginning of period	32,743	20,329

Cash and cash equivalents, end of period	$30,243	$19,644

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in Thousands)

1.              Nature of Business

FairMarket, Inc. (“FairMarket” or the “Company”)is an online auction and promotions technology and service provider that enables marketers to create results-oriented rewards programs and helps commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers. Our solutions enable merchants to sell to their existing base of wholesale buyers or to buyers on eBay as well as consumers on their own sites.  Our technology is designed to enable our customers to leverage their existing inventory, transaction and fulfillment infrastructures by integrating seamlessly with those systems.

2.              Basis of Presentation

The accompanying consolidated interim financial statements of FairMarket are unaudited and have been prepared on a basis substantially consistent with our audited financial statements for the year ended December 31, 2002.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements.  These consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002, which are contained in our Annual Report on Form 10-K,  filed with the Securities and Exchange Commission.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2003 and 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited, The FairMarket Network Pty Ltd, FairMarket GmbH and FairMarket Securities Corporation.  All intercompany transactions and balances have been eliminated in consolidation.

3.              Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation costs for stock-based employee compensation at fair value. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount that must be paid by the employee to acquire the stock under the terms of the stock option. Subsequent changes to option terms can also give rise to compensation. Stock-based compensation issued to non-employees is measured and recorded using the fair value method prescribed in SFAS No. 123.

The Company follows the disclosure provisions of SFAS No. 123 and has applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss for the quarter ended March 31, 2003 and 2002 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	March 31, 2003	March 31, 2002

Net loss attributable to common stockholders
As reported	$(1,602)	$(11,840)
Add: Stock-based employee compensation expense included in reported results	52	176
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(234)	(537)

Pro forma	$(1,784)	$(12,201)
Net loss per common share
As reported	$(0.06)	$(0.41)
Pro forma	$(0.07)	$(0.42)

4.              Equity-related and Unutilized Office Space Charges

Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices deemed to be less than the fair value of the common stock on the grant date and (ii) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value.  At March 31, 2003, on the consolidated balance sheet deferred stock compensation was $69,000 net of equity-related charges of $52,000 amortized to the consolidated statement of operations and canceled stock options valued at $38,000.  This $69,000 is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.  For the three months ended March 31, 2003 and 2002, related expense recognized was $52,000 and $176,000, respectively.

In the first quarter of 2002, we recorded a charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we paid $746,000 against this accrual, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. During the period ending March 31, 2003 we paid $249,000 against this accrual for rent payments related to unutilized office space. As of March 31, 2003, $1.8 million of the total charge remained accrued and unpaid relating to future rent payments related to unutilized office space.

(in thousands)
Roll forward of activity for unutilized office space
Initial charge recorded in March 2002	$4,500
Non-cash write-down of leasehold improvements and furniture and fixtures	(1,161)
Cash payments made in 2002	(746)
Reversal of accrual in December 2002	(513)
Unutilized space accrual at December 31, 2002	2,080
Cash payments made in the first quarter ended March 31, 2003	(249)
Unutilized office space accrual at March 31, 2003	$1,831

5.              Net Loss per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be antidilutive. For the three months ended March 31, 2003 and 2002, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

Certain securities were not included in the computation of diluted net loss per share for the quarters ended March 31, 2003 and 2002, because they would have had an anti-dilutive effect due to net losses for such periods.  These securities include: (i) options to purchase approximately 3,464,633 shares of common stock with exercise prices of $0.10 to $9.66 per share and 952,380 shares of convertible preferred stock at March 31, 2003 and options to purchase 5,313,989 shares of common stock with exercise prices of $0.10 to $9.66 per share at March 31, 2002.

6.              Comprehensive Loss

For the three months ended March 31, 2003 and 2002, total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002

Net loss	$(1,553)	$(11,840)
Changes in other comprehensive loss:
Foreign currency translation adjustments	8	(21)
Unrealized gain (loss) on marketable securities	16	(142)
Total comprehensive loss	$(1,529)	$(12,003)

7.              Series B Preferred Stock

On May 17, 2002, the Company completed a private placement of 952,380 shares of its Series B redeemable convertible preferred stock, par value $0.001 per share, to eBay Inc. for an aggregate purchase price of $2.0 million. The Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock. The dividends are cumulative and are entitled to participate on a pro rata basis in any dividend paid on the common stock on an as if converted basis. As of March 31, 2003, the Company had accrued $32,500 for dividends payable. The Series B preferred stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustment mechanisms including a weighted average anti-dilution mechanism. In the event of any liquidation, dissolution or winding up of the Company (a “Liquidation”), the holders of the Series B preferred stock are entitled to receive, in preference to the holders of certain junior securities, as defined in the Series B preferred stock terms, a per share amount equal to $2.10 plus all accrued and unpaid dividends (the “Liquidation Preference”). In the event of a Liquidation, after payment of the Liquidation Preference and any other liquidation preference on any other series of stock, the Series B preferred stock is entitled to participate on a pro rata basis with the common stock in the distribution of the remaining assets of the Company on an as if converted basis. The holders of the Series B preferred stock have the right to require the Company to redeem the Series B preferred stock at any time after the earlier of (a) May 17, 2003, and (b) the happening of a material adverse effect on the Company’s business, as defined in the Series B preferred stock terms. The Company has the right, at any time after May 17, 2004, to redeem the outstanding Series B preferred stock at $2.10 per share plus all accrued and unpaid dividends. The net proceeds from this offering, after issuance costs, totaled $1.8 million. At the issuance date, the Company estimated the fair value of the Series B preferred stock to be in excess of the amount paid by eBay by $114,200. As a result, the Company recorded an $114,200 adjustment to increase the carrying value of this investment and decrease revenue from eBay, Inc. in accordance with EITF 01-09. The Company is accreting the carrying value of the Series B preferred stock up to $2.0 million through May 2003 in accordance with the redemption feature described above. The Company recorded $57,000 in accretion in the year ending December 31, 2002 and $16,000 for the quarter ending March 31, 2003. At March 31, 2003, the carrying value of the Series B preferred stock was approximately $1.9 million.

8.              Stock Option Exchange

On January 16, 2001, we implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of our common stock on the January 16, 2001 exchange date.  Options held by executive officers and directors were not included in the exchange.  Under this program, options covering approximately 1,155,000 shares of our common stock were exchanged for options covering an equal number of shares.  Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years.  For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange.  As a result, we (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of our common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options.  There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate.  The closing price of our common stock during 2002 and through March 31, 2003 was below $2.1875, therefore no related charges were recognized during 2002 or for the quarter ended March 31, 2003.

9.              Revenues and Long-lived Assets by Geographic Region

The table below presents revenues by principal geographic region for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002

United States	$975	$950
United Kingdom	358	337
All other	24	24
Total	$1,357	$1,311

The table below presents long-lived assets by principal geographic region as of March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

United States	$824	$1,253
United Kingdom	170	225
Total	$994	$1,478

10.       Commitments and Contingencies

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

Indemnification Obligations

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have an effect on the Company’s consolidated financial statements. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

As permitted under Section 145 of the Delaware General Corporation Law, the by-laws of FairMarket, Inc. provide that FairMarket shall, to the extent legally permitted, indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that such person is or was, or has agreed to become, a director or officer of FairMarket, or is or was serving, or has agreed to serve, at the request of FairMarket, as a director, officer, trustee, partner, employee or agent of, or in a similar capacity with, another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. The indemnification provided for in the by-laws is expressly not exclusive of any other rights to which those seeking indemnification may be entitled under any law, agreement or vote of stockholders or disinterested directors or otherwise, and shall inure to the benefit of the heirs, executors and administrators of such persons. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2003.

Our customer contracts contain indemnification provisions as a standard term of those contracts. Generally, these indemnification provisions require that we indemnify, defend and hold harmless the customer and certain related parties for third party claims, liabilities and costs arising from the breach of any warranty, representation or covenant in the agreement by us or any claim that our technology or service infringes or violates any third party’s copyright, patent, trade secret, trademark, right of publicity or right of privacy or contains any defamatory content. Generally, our aggregate potential liability under these indemnification provisions is capped at the total amount paid to us by the customer under the contract, although some customer contracts contain higher limits and some contain no limit for specified types of claims. The term of these indemnification provisions is generally perpetual from the time of execution of the agreement. Some of our other types of agreements with third parties contain similar provisions. We believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these provisions as of March 31, 2003.

11.       Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: (1) revenue should be recognized separately for separate units of accounting; (2) revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete; and (3) consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. We currently do not have any interests that would change our current reporting entity or require additional disclosures outlined in FIN No. 46.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2002 and in other reports filed by us with the Securities and Exchange Commission.

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

Our services are used in four primary areas: (1) retail and discount clearance; (2) promotions and interactive marketing; (3) business-to-business surplus; and (4) outsourced auctions and e-commerce to portals and other web communities. We provide a broad suite of dynamic pricing and points based formats, including auctions, our primary format, as well as fixed price transaction formats for commerce and promotions, falling price formats for commerce, and integrated marketing capability, to create a comprehensive e-business selling and marketing service offering.

We offer our commerce customers the ability to distribute their listings to other sites through two methods. First, through our MarketSelect service, we enable customers (with or without their own FairMarket-hosted dynamic pricing site) to list, manage and transact sales on eBay. Second, because we host our customer’s dynamic pricing sites on our central systems, we have the ability to aggregate listings of goods and services available for sale on our customers’ FairMarket-hosted sites and make those listings available for display and sale on other FairMarket-hosted customer sites.

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

We generally charge a one-time set-up fee for the design, development and implementation of a customer’s dynamic pricing or points based site or our MarketSelect service. Implementation also frequently entails customization and other professional services, for which we charge a professional services fee. The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented. These fees are generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period.

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

Merchant customers, including MarketSelect customers, pay transaction fees at varying percentages based on the gross proceeds from the sale of their listed products and services, whether sold on their sites, on eBay or on other FairMarket Network sites. For community customers, transaction fees consist of our share of success fees charged to sellers upon a completed sale, listing fees, and enhanced listing fees, which are fees charged for the prominent display of a particular seller or listing (such as under a list of “Featured Merchants” or “Featured Listings”). Community customers pay transaction fees calculated in one of two ways. Generally, under contracts entered into before 2000, these fees are calculated based on a percentage of the gross proceeds from the sale of the items that are listed through the community site and sold either on the community site or on other FairMarket Network sites. The fee percentages vary by customer depending on the anticipated level of activity on the customer’s site and the level of the fixed monthly fees. These communities receive a percentage of the gross proceeds from the sale of items that are listed directly on other sites in the FairMarket Network and sold through the community site. Contracts entered into starting in early 2000 generally provide for payment by the community customer of transaction fees with respect to the sale of listings that are placed on the community site that are calculated as a percentage of the percentage transaction fee that the community charges to its end-users when the listing sells; similarly, for listings that are listed directly through other sites in the FairMarket Network and sold through the community site, the community site receives a percentage of the percentage transaction fee that the listing site charges to the listing site’s end-user when the listing sells. We record revenue net of amounts shared with our customers, which we recognize as revenue at the end of the listing period.

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

At no point during the sale process do we take possession of either the products being sold or the buyers’ payment for the item. Because merchants and individual sellers, rather than FairMarket, sell the items listed, we have no cost of goods sold, procurement, or carrying or shipping costs and no inventory risk related to the items sold.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, deferred tax assets and unutilized office space. No changes to these critical polices have taken place in during the quarter ended March 31, 2003.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: (1) revenue should be recognized separately for separate units of accounting; (2) revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete; and (3) consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation FIN 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. We currently do not have any interests that would change our current reporting entity or require additional disclosures outlined in FIN No. 46.

Results of Operations for the Quarters Ended March 31, 2003 and 2002

For the quarter ended March 31, 2003, our net loss was $1.6 million, or $(0.06) per share, which was a significant decrease compared to our net loss of $11.8 million, or $(0.41) per share, for the quarter ended March 31, 2002. The improvement of $10.2 million in net loss for the quarter ended March 31, 2003 was primarily a result of a decrease in operating expenses of $10.4 million which included a decrease in equity-related charges of $4.4 million and a decrease in unutilized office space charge of $4.5 million when compared to March 31, 2002.

Revenue

Total revenue was $1.4 million for the quarter ended March 31, 2003, an increase of $46,000 when compared to total revenue of $1.3 million for the quarter ended March 31, 2002.  The increase in revenue was due primarily to higher transaction revenue which was offset by a slight decline in application fees and professional service fees when compared to the same period of the prior year.

International revenue for the quarter ended March 31, 2003 was $382,000 (primarily from customers in the U.K.), representing 28.1% of total revenue for the quarter.  International revenue for the quarter ended March 31, 2002 was $361,000 (also primarily from customers in the U.K.), representing 27.5% of total revenue for the quarter.  There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices.  We price, invoice and collect fees for our international services primarily in the local currency.  To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

We generally charge a one-time set-up fee for the design, development and implementation of a customer’s dynamic pricing site or our MarketSelect service. Implementation also frequently entails customization and other professional services, for which we charge a professional services fee. The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented. These fees are generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period. At March 31, 2003 and 2002, there was $523,000 and $520,000, respectively, of deferred revenue primarily relating to set-up fees and professional services fees.

We ended the first quarter of 2003 with 50 customers, compared to 51 customers at December 31, 2002 and 56 customers at March 31, 2002. For the period ending March 31, 2003 and 2002, we had two customers that each accounted for more than 10% of total revenue; Sam’s West, Inc. accounted for 14.6% and 13.2% and Microsoft Corporation accounted for 13.3% and 13.7%, respectively.

Average revenue per customer increased to $27,100 for the first quarter of 2003 from $23,600 for the first quarter of 2002.  Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

Operating Expenses

Cost of revenue consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers.  Cost of revenue was $759,000 for the quarter ended March 31, 2003, a decrease of $265,000, or 25.9%, compared to $1.0 million for the quarter ended March 31, 2002.  As a percentage of revenue, cost of revenue decreased to 56% for the three months ended March 31, 2003, compared to 78% for the three months ended March 31, 2002.  The decrease of $265,000 for the quarter ended March 31, 2003 compared to the same period of last year was due to a reduction in salaries and related expenses of $115,000 due to reduced headcount and lower fees of $150,000 paid to network providers for bandwidth.

Gross profit increased to 44% for the quarter ended March 31, 2003 compared to 22% for the quarter ended March 31, 2002. This increase in gross profit is primarily attributable to the decrease in expenses as described in cost of revenue.  The gross profits reported above are not necessarily indicative of gross profits for future periods.  Actual gross profits may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs. Our cost of revenue components are fixed in nature and will continue to be fixed in the short term, as a result gross profit is largely based on revenue results.

Sales and marketing expenses were $562,000 for the quarter ended March 31, 2003, a decrease of $72,000, or 11.4%, compared to sales and marketing expenses of $634,000 for the quarter ended March 31, 2002.  The decrease in sales and marketing expenses was due primarily to a reduction in salaries and related expenses when compared to the prior year.

Development and engineering expenses were $352,000 for the quarter ended March 31, 2003, a decrease of $442,000, or 55.7%, compared to development and engineering expenses of $794,000 for the quarter ended March 31, 2002.  This decrease was primarily due to a reduction in salaries and related expenses resulting from lower headcount when compared to the quarter ended March 31, 2002.

General and administrative expenses were $1.4 million for the three months ended March 31, 2003, a decrease of $725,000, or 34%, compared to general and administrative expenses of $2.1 million for the three months ended March 31, 2002.  The decrease was due primarily to the reduction in facilities expenses of $218,000 as a result of the charge for unutilized office space recorded during the first quarter of 2002 and a decrease in depreciation expense of $300,000 as a result of certain assets being fully depreciated when compared to the quarter ended March 31, 2002.

Unutilized office space charge.  In the first quarter of 2002, we recorded a charge of $4.5 million for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we paid $746,000 against this accrual, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. During the period ending March 31, 2003 we paid $249,000 against this accrual for rent payments related to unutilized office space. As of March 31, 2003, $1.8 million of the total charge remained accrued and unpaid relating to future rent payments related to unutilized office space.

(in thousands)
Roll forward of activity for unutilized office space
Initial charge recorded in March 2002	$4,500
Non-cash write-down of leasehold improvements and furniture and fixtures	(1,161)
Cash payments made in 2002	(746)
Reversal of accrual in December 2002	(513)
Unutilized space accrual at December 31, 2002	2,080
Cash payments made in the first quarter ended March 31, 2003	(249)
Unutilized office space accrual at March 31, 2003	$1,831

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

At March 31, 2003, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders’ equity, totaled $69,000 net of equity-related charges of $52,000 amortized to the consolidated statement of operations and canceled stock options valued at $38,000.  This $69,000 is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

Other Income, net

Other income, net, was $215,000 for the three months ended March 31, 2003, a decrease of $190,000 compared to other income, net, of $405,000, for the three months ended March 31, 2002. This decrease was due to lower interest income from lower average balances of cash, cash equivalents and investments and lower interest rates in the first quarter of 2003 compared to the same period of last year.

Liquidity and Capital Resources

At March 31, 2003, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $53.6 million.

Cash used in operating activities was $1.8 million for the three months ended March 31, 2003 and $2.8 million for the three months ended March 31, 2002.  Net cash flows used in operating activities for the three months ended March 31, 2003 reflect a net loss of $1.6 million combined with an increase in prepaid expenses and other current assets, partially offset by depreciation and a decrease in accounts receivable. Net cash flows used in operating activities for the three months ended March 31, 2002 reflect a net loss of $11.8 million combined with an increase in prepaid expenses and other current assets, partially offset by depreciation, amortization of deferred compensation and equity-related charges, loss on disposal of property and equipment, and short- and long-term liabilities related to the unutilized office space charge.

Cash used by investing activities was $687,000 for the three months ending March 31, 2003 which was due mainly to the purchase of marketable securities. Cash provided by investing activities was $2.1 million for the three months ended March 31, 2002.  Net cash provided by investing activities for the three months ended March 31, 2002 was primarily attributable to proceeds from the sale of marketable securities.

Cash provided by financing activities was $24,000 and $11,000 for the three months ended March 31, 2003 and 2002, respectively which was due to the proceeds from the issuance of common stock. The holders of the Series B preferred stock have the right to require the Company to redeem the Series B preferred stock for cash at any time after the earlier of (a) May 17, 2003, and (b) the happening of a material adverse effect on the Company’s business, as defined in the Series B preferred stock terms.

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and our cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.  If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may find it necessary to obtain additional equity or debt financing.  If additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

For the quarter ended March 31, 2003, we incurred a net loss of approximately $1.6 million, which represented approximately 114.4% of our revenue for the same period. As of March 31, 2003, we had an accumulated deficit of approximately $133.5 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve profitability, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings. Any such investment will depend on the availability of funds.

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

The success of our business model depends in large part on our ability to increase our number of customers and to retain existing customers. The market for our services may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. In addition, the sales cycle for larger brand companies, retailers and manufacturers, where we currently focus our sales efforts, is generally longer than for the smaller companies and e-commerce companies that made up a larger part of our customer base in prior years. We also believe that uncertain economic conditions during 2001 and 2002, and which have continued in 2003, have resulted in a longer decision-making and implementation process with customers and during 2001 and 2002 led in many cases to customer contract terminations as a result of the customer ceasing operations or focusing on other areas of their business. If we cannot continue to attract new customers on a timely basis or at all, or if we cannot maintain our existing customer base, our business and revenues would be adversely affected.

A loss of any client that accounts for a large portion of our revenues could cause our revenues to decline.

For the quarter ending March 31, 2003, two of our customers accounted for approximately 28% of total revenue. If either of these contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenues would decline and our losses would likely increase.

Because our industry is highly competitive and has low barriers to entry, we may not be able to effectively compete.

The U.S. market for e-commerce services is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In the surplus online auction market, in addition to competition from internally-developed solutions by individual organizations, we face competition for customers from third party online auction enablers, such as ChannelAdvisor and Auctionworks, that facilitate the distribution of listings to third party auction sites such as eBay and Yahoo! Auctions.

In the online loyalty program market, in addition to competition from internally-developed solutions by individual organizations, we face competition from third party providers in the following areas:

•                  destination sites with loyalty auction programs, such as Yahoo! Auctions; and

•                  third party loyalty program enablers such as SoftCoin, eDeals and Rocketcash who may extend their offerings to incorporate capabilities similar to those offered by our loyalty program service.

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

A component of our strategy has been to attract customers outside the U.S. For the quarter ended March 31, 2003 and 2002, revenue under contracts with customers outside the U.S. (primarily in the United Kingdom) represented approximately 28.1% and 27.5% of our total revenue, respectively. During 2000, we opened offices in England, Australia and Germany. We completed the closing of our office in Germany during the third quarter of 2001 and the closing of our office in Australia during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. We believe that significant opportunities exist in international markets, and we continue to evaluate our international strategy. Doing business in international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new, or continue our existing operations in, international markets or that we will be successful in international markets.

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

Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which we do business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., the European Union Electronic Commerce Directive (the “Electronic Commerce Directive”) and the European Union Directive on Copyright in the Information Society (“Copyright Directive”), have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain “safe harbors” that limit the risk of copyright infringement liability for service providers such as FairMarket with respect to infringing activities engaged in by users of the service, such as end-users of our customers’ dynamic pricing sites. We have adopted policies and practices to qualify for one or more of these safe harbors, but we cannot assure you that our efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain. The European Union Electronic Commerce Directive has already been implemented in the United Kingdom, Spain and Germany. Other Member States should also be implementing this Directive in due course. The UK Electronic Commerce (EC Directive) Regulations contain informational requirements for online sellers, requirements for electronic communications and concluding contracts online and provisions limiting the liability of service providers for unlawful content in certain instances. These regulations may affect our operations in the U.K. if our customers or we, as applicable, do not adequately update our respective practices to comply with the new U.K. regulations implementing this EC Directive. Legislation implementing the Electronic Commerce Directive in other Member States may similarly affect us or our customers. In Australia, recent amendments have been made to the Copyright Act 1968 to regulate copyright issues arising in the context of the Internet. In addition, the Broadcasting Services Act 1992 has been recently amended to establish a notice and take-down procedure with respect to offensive or obscene content. These amendments provide specific immunities and/or defenses for Internet service providers. However, the full application of these immunities and defenses has not yet been tested. The Copyright Directive attempts to harmonize copyright in areas of digital transmission but has yet to be implemented in the Member States across Europe (including the U.K.). Although Member States should have implemented the Copyright Directive by December 22, 2002, this has not yet taken place. However implementation by Member States is expected to occur in the near future and this may impact on our and our customer’s business.

In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The European Union Directive on the Protection of Personal Data, as implemented in the relevant member states, may affect our operations in the U.K. if we or our customers do not afford adequate privacy to end-users of our customers’ sites. Additionally, the recently adopted European Union Directive on Protection of Privacy in the Electronic Communications sector, when implemented in the relevant Member States, may also affect our operations in the UK if we, or our customers, do not update our policies and practices accordingly. This Directive contains a number of provisions regulating unsolicited communications, including email. Member States have until October 31, 2003 to implement this Directive. The Australian Privacy Amendment (Privacy Sector) Act of 2000, which has an exemption for certain types of small businesses, became effective in December 2001 and may have a similar effect. We do not sell personal user information from our customers’ sites. Generally, as between FairMarket and our customers, the personal user information belongs to the customer, not FairMarket, and each site is governed by the respective customer’s own privacy policy. We do use aggregated data for analyses regarding our services, and do use personal user information in the performance of our services for our customers. Since we do not control what our customers do with the personal user information they collect, we cannot assure you that our customers’ sites will be considered compliant.

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

Foreign Currency Risk

International sales are made from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.  Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.  Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results.  The effect of foreign exchange rate fluctuations on FairMarket in the quarter ended March 31, 2003 and 2002 was not significant.

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

ITEM 2.  Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the Securities and Exchange Commission on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that as of March 31, 2003, approximately $31.6 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment and $4.0 million to repurchase 3.1 million shares of our common stock from our founder. At March 31, 2003, substantially all of the remaining net proceeds (approximately $53.5 million) were held in investments in commercial paper, government bonds and other interest-bearing accounts.

ITEM 3.                  Defaults upon Senior Securities.  Not applicable.

ITEM 4.                  Submission of Matters to a Vote of Security Holders.  Not applicable.

ITEM 5.                  Other Information.  Not applicable.

ITEM 6.                  Exhibits and Reports on Form 8-K.

(a)   Exhibits

99.1 and 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FairMarket, Inc.

Date: May 9, 2003	By:	/s/ Nanda Krish
Nanda Krish,
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2003	By:	/s/ Janet Smith
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ Janet Smith
Janet Smith
Chief Financial Officer