Form 10-Q
period 2003-06-30
FAIRMARKET INC
filed 2003-08-14
CIK 1053676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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
Yes   ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of August 4, 2003 was 26,728,683

FAIRMARKET, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

FAIRMARKET and MarketSelect are registered service marks, and the FairMarket Network, AutoMarkdown, Quick Win and the FairMarket logo are service marks, of FairMarket, Inc.  The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

FAIRMARKET, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$25,239	$32,743
Marketable securities	14,967	6,991
Restricted cash	549	548
Accounts receivable, net of allowance for doubtful accounts of $193 and $267 at June 30, 2003 and December 31, 2002, respectively	758	1,328
Prepaid expenses	961	610
Other current assets	503	534

Total current assets	42,977	42,754
Long-term marketable securities	12,468	15,000
Long-term prepaid expenses	—	35
Property and equipment, net	660	1,478

Total assets	$56,105	$59,267

Liabilities, Preferred Stock and Stockholders’ Equity

Current liabilities:
Accounts payable	$546	$133
Accrued expenses	1,377	1,489
Deferred revenue	917	520
Current portion of accrual for unutilized office space	1,040	1,040
Liquidation preference on preferred stock	2,000	—

Total current liabilities	5,880	3,182
Long-term portion of accrual for unutilized office space	542	1,040
Other long-term liabilities	85	169
Total liabilities	6,507	4,391

Preferred stock	—	1,967

Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	188,352	188,747
Treasury stock	(3,431)	(3,795)
Deferred compensation and equity-related charges	(26)	(159)
Accumulated other comprehensive income, net	71	12
Accumulated deficit	(135,398)	(131,926)

Total stockholders’ equity	49,598	52,909

Total liabilities, preferred stock and stockholders’ equity	$56,105	$59,267

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$1,516	$1,346	$2,873	$2,657

Operating expenses:
Cost of revenue (exclusive of $4 and $9 in 2003 and $6 and $45 in 2002, for the three- and six-month periods, respectively, reported below as equity-related charges)	566	1,018	1,325	2,042
Sales and marketing (exclusive of $16 and $40 in 2003 and $4,242 and $8,564 in 2002, for the three- and six-month periods, respectively, reported below as equity-related charges)	581	674	1,143	1,308
Development and engineering (exclusive of $11 and $27 in 2003 and $35 and $107 in 2002, for the three- and six-month periods, respectively, reported below as equity-related charges)	298	675	650	1,469
General and administrative (exclusive of $7 and $14 in 2003 and $12 and $58 in 2002, for the three- and six-month periods, respectively, reported below as equity-related charges)	2,135	1,722	3,535	3,847
Unutilized office space charge	—	—	—	4,500
Equity-related charges	38	4,295	90	8,774
Restructuring charge	—	530	—	530
Total operating expenses	3,618	8,914	6,743	22,470
Loss from operations	(2,102)	(7,568)	(3,870)	(19,813)
Other income, net	183	379	398	784
Net loss	(1,919)	(7,189)	(3,472)	(19,029)

Dividends and accretion on redeemable convertible preferred stock	(49)	(16)	(98)	(16)

Net loss attributable to common shareholders	$(1,968)	$(7,205)	$(3,570)	$(19,045)

Basic and diluted net loss per common share	$(0.07)	$(0.25)	$(0.13)	$(0.65)

Shares used to compute basic and diluted netloss per common share	26,711	29,312	26,649	29,235

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,472)	$(19,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	823	1,672
Reserve for uncollectible accounts	3	—
Amortization of deferred compensation and equity-related charges	90	8,774
Loss on disposal of property and equipment	—	1,169
Unutilized office space charge	—	3,339
Redeemable convertible preferred stock issued to customer below fair value	—	114
Changes in operating assets and liabilities:
Accounts receivable	568	(276)
Prepaid expenses and other current assets	(320)	(457)
Long-term prepaid	35	—
Accounts payable	412	(53)
Accrued expenses	(72)	742
Deferred revenue	398	333
Accrual for unutilized office space	(498)	—
Other non-current liabilities	(84)	(333)

Net cash used in operating activities	(2,117)	(4,005)
Cash flows from investing activities:
Additions to property and equipment	(3)	(9)
Purchase of marketable securities	(211,879)	(101,117)
Proceeds from maturity of marketable securities	206,439	108,165

Net cash (used in) provided by investing activities	(5,443)	7,039
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	69	65
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	1,796
Dividends paid on preferred stock	(65)	—
Repayment of capital lease	—	(95)

Net cash provided by financing activities	4	1,766

Effect of foreign exchange rates on cash and cash equivalents	52	(37)

Net (decrease) increase in cash and cash equivalents	(7,504)	4,763
Cash and cash equivalents, beginning of period	32,743	20,329

Cash and cash equivalents, end of period	$25,239	$25,092

See accompanying notes to condensed consolidated financial statements.

FAIRMARKET, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.              Nature of Business and Recent Events

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

On June 20, 2003, FairMarket, Inc. (“FairMarket”) and eBay Inc. (“eBay”) announced that they had entered into an Asset Purchase Agreement, dated as of that date (the “Asset Purchase Agreement”), which sets forth the terms and conditions pursuant to which FairMarket will sell substantially all of its technology and business assets to eBay for consideration of $4.5 million in cash (the “Asset Sale”).  Of this total, $2.5 million will be paid to FairMarket at closing and $2 million will be held in escrow for a period of two years following the closing in order to secure FairMarket’s indemnification obligations under the Asset Purchase Agreement.  In addition to purchasing specified assets, which include all of FairMarket’s intellectual property and its rights under most of its customer contracts, eBay will assume certain of FairMarket’s obligations under those existing customer contracts assumed by eBay.  In connection with the Asset Sale, the parties have also entered into a Transition Services Agreement pursuant to which FairMarket will provide services to eBay after the closing of the Asset Sale to fulfill customer service obligations under the customer contracts assumed by eBay.  eBay will pay FairMarket for providing such services, generally based on FairMarket’s cost.  Subject to earlier termination by eBay, the Transition Services Agreement will expire on December 31, 2003 or a later date at the election of eBay, but in no event later than January 31, 2004.  In addition, FairMarket and eBay agreed to terminate, effective upon the closing of the Asset Sale, all existing commercial agreements solely between eBay and FairMarket, except with respect to certain continuing indemnification obligations.

The Asset Sale is subject to approval by FairMarket’s stockholders and the satisfaction of other customary closing conditions.  FairMarket has set Wednesday, September 3, 2003 as the meeting date for its special meeting of stockholders to approve the Asset Sale. At the special meeting, stockholders will also be asked to consider an amendment to FairMarket’s amended and restated certificate of incorporation to change its name to “Dynabazaar, Inc.”, and to elect each of Shikhar Ghosh and Lloyd I. Miller, III as a Class III director to its board of directors. FairMarket set August 4, 2003 as the record date for determining those stockholders eligible to vote at the special meeting. FairMarket expects the Asset Sale to close in September 2003.

In connection with the closing of the Asset Sale, eBay, Inc., the holder of FairMarket’s Series B preferred stock, has provided notice to FairMarket that it has elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B preferred stock.  The liquidation preference on preferred stock has been classified as a current liability on the balance sheet at June 30, 2003.  After such liquidation preference is paid, the holders of FairMarket’s Series B preferred stock will only be entitled to a cash dividend payable quarterly at the rate of 6.5 % per annum and the right to participate pro rata on an as-converted basis in any dividend paid on FairMarket common stock and in any distribution of the remaining assets of FairMarket, including in the previously announced distribution of approximately $38 million to FairMarket stockholders shortly following the closing of the asset sale.

On June 20, 2003, FairMarket announced that it plans to make a cash distribution to its stockholders of approximately $38 million. FairMarket has not set a record or payment date for such distribution, but currently expects the distribution would be paid shortly after the closing of the eBay transaction.

We are currently reviewing alternatives for the use and disposition of our remaining assets following the term of  the transition services that we will provide to eBay, which may include pursuing a plan of complete liquidation and dissolution (possibly including the sale of our remaining assets). Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business. At this time, our board of directors has not made any decision to pursue any one of these options.

2.              Basis of Presentation

The accompanying consolidated interim financial statements of FairMarket are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended

December 31, 2002.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements.  These consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002, which are contained in FairMarket’s Annual Report on Form 10-K, for the year ended December 31, 2002 filed with the Securities and Exchange Commission.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  The consolidated interim financial statements include the accounts of FairMarket, Inc. and its wholly owned subsidiaries, FairMarket UK Limited, The FairMarket Network Pty Ltd, FairMarket GmbH and FairMarket Securities Corporation.  All intercompany transactions and balances have been eliminated in consolidation.

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

The Company follows the disclosure provisions of SFAS No. 123 and SFAS No. 148.  Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss for the quarter and six months ended June 30, 2003 and 2002 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net loss attributable to common stockholders
As reported	$(1,968)	$(7,205)	$(3,570)	$(19,045)
Add: Stock-based employee compensation expense included in reported results	38	60	90	236
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(234)	(463)	(468)	(1,000)

Pro forma	$(2,164)	$(7,608)	$(3,948)	$(19,809)
Net loss per common share
As reported	$(0.07)	$(0.25)	$(0.13)	$(0.65)
Pro forma	$(0.08)	$(0.26)	$(0.15)	$(0.68)

4.              Equity-related and Unutilized Space Charges

Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (ii) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value.  At June 30, 2003, on the consolidated balance sheet deferred stock compensation was $26,000, net of equity-related charges of $90,000 amortized to the consolidated statement of operations and canceled stock options valued at $43,000.  This $26,000 is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.  For the three and six month periods ended June 30, 2003 and 2002, related expense recognized was $38,000 and $60,000, and $90,000 and $236,000, respectively.

In the first quarter of 2002, we recorded a charge of $4.5 million for unutilized office space at our Woburn, Massachusetts’s headquarters. This charge included rent and other related costs for a significant portion of our leased space, which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we paid $746,000 against this accrual, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. During the six months ended June 30, 2003 we paid $498,000 against this accrual for rent payments related to unutilized office space. As of June 30, 2003, $1.6 million of the total charge remained accrued and unpaid for future rent payments related to unutilized office space.

(in thousands)
Roll forward of activity for unutilized office space
Initial charge recorded in March 2002	$4,500
Non-cash write-down of leasehold improvements and furniture and fixtures	(1,161)
Cash payments made in 2002	(746)
Reversal of accrual in December 2002	(513)
Unutilized space accrual at December 31, 2002	2,080
Cash payments made during the six months ended June 30, 2003	(498)
Unutilized office space accrual at June 30, 2003	$1,582

5.              Net Loss per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted average number of common equivalent shares outstanding during the period plus the effect of any dilutive potential common shares.  Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be anti-dilutive.  For the three and six months ended June 30, 2003 and 2002, basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

Certain securities were not included in the computation of diluted net loss per share for the quarters ended June 30, 2003 and 2002, because they would have had an anti-dilutive effect due to net losses for such periods.  These securities include: (i) options to purchase 2,809,817 shares of common stock with exercise prices of $0.10 to $9.66 per share at June 30, 2003 and options to purchase 4,646,162 shares of common stock with exercise prices of $0.10 to $9.66 per share at June 30, 2002; and (ii) 952,380 shares of Series B preferred stock convertible into common stock on a one-for-one basis, subject to adjustment, at June 30, 2003 and 2002, respectively.

6.              Comprehensive Loss

For the three and six months ended June 30, 2003 and 2002, total comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net loss	$(1,919)	$(7,189)	$(3,472)	$(19,029)
Changes in other comprehensive loss:
Foreign currency translation adjustments	46	60	54	39
Unrealized gain (loss) on marketable securities	(11)	97	5	(45)
Total comprehensive loss	$(1,884)	$(7,032)	$(3,413)	$(19,035)

7.              Stock Option Exchange

On January 16, 2001, the Company implemented a one-time employee incentive program under which employees had the opportunity to exchange, on a one-for-one basis, their outstanding employee stock options with exercise prices of $3.00 or more for new options with an exercise price of $2.1875, the closing price of the Company’s common stock on the January 16, 2001 exchange date.  Options held by executive officers and directors were not included in the exchange.  Under this program, options covering approximately 1,155,000 shares of the Company’s common stock were exchanged for options covering an equal number of shares.  Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date if the option exchanged was vested, and having a term of two and one-half years.  For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange.  As a result, the Company (i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company’s common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options.  There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate.  The closing price of our common stock during 2002 and through June 30, 2003 was below $2.1875, therefore no related charges were recognized during 2002 or for the three and six months ended June 30, 2003. All these options expired on July 16, 2003.

8.              Revenues and Long-lived Assets by Geographic Region

The table below presents revenues by principal geographic region for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

United States	$1,144	$971	$2,119	$1,921
United Kingdom	349	353	705	690
All other	23	22	49	46

Total	$1,516	$1,346	$2,873	$2,657

The table below presents long-lived assets by principal geographic region as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002

United States	$528	$1,253
United Kingdom	132	225

Total	$660	$1,478

9.              Accounting for Consideration Given by a Vendor to a Customer

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

During the second quarter of 2002, the Company recorded a one-time charge of $114,200 against revenue to reflect the amount by which the estimated fair value of the shares of the Company’s Series B redeemable convertible preferred stock issued to eBay, Inc. in May 2002 exceeded the amount paid by eBay.

10.       Commitments and Contingencies

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray, Inc., Deutsche Bank Securities, Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket’s initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket’s initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1934.  The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company’s directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company’s directors & officers liability insurance carriers and by the plaintiff class,  and the approval of the settlement by the Court.

Indemnification Obligations

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have an effect on the Company’s consolidated financial statements. The following is a summary of the agreements that the Company has determined is within the scope of FIN 45.

As permitted under Section 145 of the Delaware General Corporation Law, the by-laws of FairMarket, Inc. provide that FairMarket shall, to the extent legally permitted, indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that such person is or was, or has agreed to become, a director or officer of FairMarket, or is or was serving, or has agreed to serve, at the request of FairMarket, as a director, officer, trustee, partner, employee or agent of, or in a similar capacity with, another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. The indemnification provided for in the by-laws is expressly not exclusive of any other rights to which those seeking indemnification may be entitled under any law, agreement or vote of stockholders or disinterested directors or otherwise, and shall inure to the benefit of the heirs, executors and administrators of such persons. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2003.

Our customer contracts contain indemnification provisions as a standard term of those contracts. Generally, these indemnification provisions require that we indemnify, defend and hold harmless the customer and certain related parties for third party claims, liabilities and costs arising from the breach of any warranty, representation or covenant in the agreement by us or any claim that our technology or service infringes or violates any third party’s copyright, patent, trade secret, trademark, right of publicity or right of privacy or contains any defamatory content. Generally, our aggregate potential liability under these indemnification provisions is capped at the total amount paid to us by the customer under the contract, although some customer contracts contain higher limits and some contain no limit for specified types of claims. The term of these indemnification provisions is generally perpetual from the time of execution of the agreement. Some of our other types of agreements with third parties contain similar provisions. We believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these provisions as of June 30, 2003.

11.       Redeemable Convertible Preferred Stock

On May 17, 2002, the Company completed a private placement of 952,380 shares of its Series B redeemable convertible preferred stock, par value $0.001 per share, to eBay, Inc. for an aggregate purchase price of $2.0 million.  The Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock.  The dividends are cumulative and are entitled to participate on a pro rata basis in any dividend paid on the common stock on an as if converted basis.  At June 30, 2003, the Company accrued $32,500 for dividends payable.  The Series B preferred stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustment mechanisms including a weighted average anti-dilution mechanism.  In the event of any liquidation, dissolution or winding up of the Company (a “Liquidation”), the holders of the Series B preferred stock are entitled to receive, in preference to the holders of certain junior securities, as defined, a per share amount equal to $2.10 plus all accrued and unpaid dividends (the “Liquidation Preference”).  In the event of a Liquidation, after payment of the Liquidation Preference and any other liquidation preference on any other series of stock, the Series B preferred stock is entitled to participate on a pro rata basis with the common stock in the distribution of the remaining assets of the Company on an as if converted basis.  Since May 17, 2003, the holders of the Series B preferred stock have had the right to require the Company to redeem the Series B preferred stock for cash at any time. .The Company has the right, at any time after May 17, 2004, to redeem the outstanding Series B preferred stock at $2.10 per share plus all accrued and unpaid dividends.  The net proceeds from this offering, after issuance costs, totaled $1.8 million.  At the issuance date, the Company estimated the fair value of the Series B preferred stock to be in excess of the amount paid by eBay by $114,200.  As a result, the Company recorded an $114,200 adjustment to increase the carrying value of this investment and decrease revenue in accordance with EITF 01-09 (see Note 9.)  The Company has accreted the carrying value of the Series B preferred stock up to $2.0 million through May 2003 in accordance with the redemption feature described above.  We recorded $57,000 in accretion during 2002 and $32,000 for the six months ended June 30, 2003.  At June 30, 2003, the carrying value of the Series B preferred stock was $2.0 million.

In connection with the closing of the Asset Sale, eBay, Inc., the holder of FairMarket’s Series B preferred stock, has provided notice to FairMarket that it has elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B preferred stock.  The liquidation preference on preferred stock has been classified as a current liability on the balance sheet at June 30, 2003.  After such liquidation preference is paid, the holders of FairMarket’s Series B preferred stock will only be entitled to a cash dividend payable quarterly at the rate of 6.5 % per annum and the right to participate pro rata on an as-converted basis in any dividend paid on FairMarket common stock and in any distribution of the remaining assets of FairMarket, including in the previously announced distribution of approximately $38 million to FairMarket stockholders shortly following the closing of the asset sale.

12.       Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS No. 146, effective January 1, 2003, has had no material impact on the financial statements through June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) which addresses financial accounting and reporting for the recording of expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under SFAS No. 148 and provided interim disclosure on the effects of stock-based compensation in this report.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The adoption of FIN 46 did not have an effect on the Company’s financial statements.

13.       Recent Events

On June 20, 2003, FairMarket, Inc. (“FairMarket”) and eBay Inc. (“eBay”) announced that they had entered into an Asset Purchase Agreement, dated as of that date (the “Asset Purchase Agreement”), which sets forth the terms and conditions pursuant to which FairMarket will sell substantially all of its technology and business assets to eBay for consideration of $4.5 million in cash (the “Asset Sale”).  Of this total, $2.5 million will be paid to FairMarket at closing and $2 million will be held in escrow for a period of two years following the closing in order to secure FairMarket’s indemnification obligations under the Asset Purchase Agreement.  In addition to purchasing specified assets, which include all of FairMarket’s intellectual property and its rights under most of its customer contracts, eBay will assume certain of FairMarket’s obligations under those existing customer contracts assumed by eBay.  In connection with the Asset Sale, the parties have also entered into a Transition Services Agreement pursuant to which FairMarket will provide services to eBay after the closing of the Asset Sale to fulfill customer service obligations under the customer contracts assumed by eBay.  eBay will pay FairMarket for providing such services, generally based on FairMarket’s cost.  Subject to earlier termination by eBay, the Transition Services Agreement will expire on December 31, 2003 or a later date at the election of eBay, but in no event later than January 31, 2004.  In addition, FairMarket and eBay agreed to terminate, effective upon the closing of the Asset Sale, all existing commercial agreements solely between eBay and FairMarket, except with respect to certain continuing indemnification obligations.

The Asset Sale is subject to approval by FairMarket’s stockholders and the satisfaction of other customary closing conditions.  FairMarket has set Wednesday, September 3, 2003 as the meeting date for its special meeting of stockholders to approve the Asset Sale. At the special meeting, stockholders will also be asked to consider an amendment to FairMarket’s amended and restated certificate of incorporation to change its name to “Dynabazaar, Inc.”, and to elect each of  Shikhar Ghosh and Lloyd I. Miller, III as a Class III director to its board of directors. FairMarket set August 4, 2003 as the record date for determining those stockholders eligible to vote at the special meeting. FairMarket expects the Asset Sale to close in September 2003.

In connection with the closing of the Asset Sale, eBay, Inc., the holder of FairMarket’s Series B preferred stock, has provided notice to FairMarket that it has elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B preferred stock.  The liquidation preference on preferred stock has been classified as a current liability on the balance sheet at June 30, 2003.  After such liquidation preference is paid, the holders of FairMarket’s Series B preferred stock will only be entitled to a cash dividend payable quarterly at the rate of 6.5 % per annum and the right to participate pro rata on an as-converted basis in any dividend paid on FairMarket common stock and in any distribution of the remaining assets of FairMarket, including in the previously announced distribution of approximately $38 million to FairMarket stockholders shortly following the closing of the asset sale.

On June 20, 2003, FairMarket announced that it plans to make a cash distribution to its stockholders of approximately $38 million. FairMarket has not set a record or payment date for such distribution, but currently expects the distribution would be paid shortly after the closing of the eBay transaction.

We are currently reviewing alternatives for the use and disposition of our remaining assets following the term of  the transition services that we will provide to eBay, which may include pursuing a plan of complete liquidation and dissolution (possibly including the sale of our remaining assets). Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business. At this time, our board of directors has not made any decision to pursue any one of these options.

14.       ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: market acceptance of our online auction and other e-commerce services; growth of the market for dynamic e-commerce services; the competitive nature of the online markets in which we operate; economic conditions; our ability to generate significant revenue to reach profitability; our ability to retain existing customers and to obtain new customers; our ability to expand our operations in our geographic markets and the currency, regulatory and other risks associated with doing business in international markets; our ability to attract and retain qualified personnel; the operation and capacity of our network system infrastructure; our limited operating history; and the other risks and uncertainties discussed under the heading “Factors that May Affect Results of Operations and Financial Condition” on page 21 of this Form 10-Q.  You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

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

In the promotions area we offer a range of services, technology and expertise that enable large brands to quickly and easily create fun, innovative, interactive and customized marketing programs in conjunction with off-line sales and marketing initiatives. We work with leading brands and agencies to execute programs that help marketers engage customers, drive sales and leverage the eBay community through the exclusive marketing arrangement we entered into with eBay during the second quarter of 2002. Our promotion solution is effective either as the central program concept for a rewards promotion using newly created points currency or as a value added redemption module for use with an existing loyalty program. Our auction and promotions platform can help optimize the return on investment on marketing and promotional budgets and lead to the creation of a higher quality customer database to assist future marketing initiatives.

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

Recent Events

On June 20, 2003, FairMarket, Inc. (“FairMarket”) and eBay Inc. (“eBay”) announced that they had entered into an Asset Purchase Agreement, dated as of that date (the “Asset Purchase Agreement”), which sets forth the terms and conditions pursuant to which FairMarket will sell substantially all of its technology and business assets to eBay for consideration of $4.5 million in cash (the “Asset Sale”).  Of this total, $2.5 million will be paid to FairMarket at closing and $2 million will be held in escrow for a period of two years following the closing in order to secure FairMarket’s indemnification obligations under the Asset Purchase Agreement.  In addition to purchasing specified assets, which include all of FairMarket’s intellectual property and its rights under most of its customer contracts, eBay will assume certain of FairMarket’s obligations under those existing customer contracts assumed by eBay.  In connection with the Asset Sale, the parties have also entered into a Transition Services Agreement pursuant to which FairMarket will provide services to eBay after the closing of the Asset Sale to fulfill customer service obligations under the customer contracts assumed by eBay.  eBay will pay FairMarket for providing such services, generally based on FairMarket’s cost.  Subject to earlier termination by eBay, the Transition Services Agreement will expire on December 31, 2003 or a later date at the election of eBay, but in no event later than January 31, 2004.  In addition, FairMarket and eBay agreed to terminate, effective upon the closing of the Asset Sale, all existing commercial agreements solely between eBay and FairMarket, except with respect to certain continuing indemnification obligations.

The Asset Sale is subject to approval by FairMarket’s stockholders and the satisfaction of other customary closing conditions.  FairMarket has set Wednesday, September 3, 2003 as the meeting date for its special meeting of stockholders to approve the Asset Sale. At the special meeting, stockholders will also be asked to consider an amendment to FairMarket’s amended and restated certificate of incorporation to change its name to “Dynabazaar, Inc.”, and to elect each of  Shikhar Ghosh and Lloyd I. Miller, III as a Class III director to its board of directors. FairMarket set August  4, 2003 as the record date for determining those stockholders eligible to vote at the special meeting. FairMarket expects the Asset Sale to close in September 2003.

In connection with the closing of the Asset Sale, eBay, Inc., the holder of FairMarket’s Series B preferred stock, has provided notice to FairMarket that it has elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B preferred stock.  The liquidation preference on preferred stock has been classified as a current liability on the balance sheet at June 30, 2003.  After such liquidation preference is paid, the holders of FairMarket’s Series B preferred stock will only be entitled to a cash dividend payable quarterly at the rate of 6.5 % per annum and the right to participate pro rata on an as-converted basis in any dividend paid on FairMarket common stock and in any distribution of the remaining assets of FairMarket, including in the previously announced distribution of approximately $38 million to FairMarket stockholders shortly following the closing of the asset sale.

On June 20, 2003, FairMarket announced that it plans to make a cash distribution to its stockholders of approximately $38 million. FairMarket has not set a record or payment date for such distribution, but currently expects the distribution would be paid shortly after the closing of the eBay transaction.

We are currently reviewing alternatives for the use and disposition of our remaining assets following the term of  the transition services that we will provide to eBay, which may include pursuing a plan of complete liquidation and dissolution (possibly including the sale of our remaining assets). Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business. At this time, our board of directors has not made any decision to pursue any one of these options.

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

Beginning in the second half of 2001, we began to experience a shift in the nature of our revenue, from the fixed monthly fees we traditionally charge for hosting and maintaining customers’ sites, to transaction-based fees. We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based. We are uncertain if this shift from monthly fixed revenue to transaction revenue is permanent in nature. Revenue derived from promotions customers is primarily fixed in nature and we expect an increase in revenue derived from promotions customers in the future.

At no point during the sale process do we take possession of either the products being sold or the buyers’ payment for the item. Because merchants and individual sellers, rather than FairMarket, sell the items listed, we have no cost of goods sold, procurement, or carrying or shipping costs and no inventory risk related to the items sold.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, deferred tax assets and unutilized office space. No changes to these critical polices have taken place in during the three and six months ended June 30, 2003.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS No. 146, effective January 1, 2003, has had no material impact on the financial statements through June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) which addresses financial accounting and reporting for the recording of expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under SFAS No. 148 and provided interim disclosure on the effects of stock-based compensation in this report.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The adoption of FIN 46 did not have an effect on the Company’s financial statements.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

For the three and six months ended June 30, 2003, our net loss was $1.9 million, or $(0.07) per share, and $3.5 million, or $(0.13) per share, respectively, compared to our net loss of $7.2 million, or $(0.25) per share, for the three months ended June 30, 2002 and a net loss of $19.0 million, or $(0.65) per share, for the six months ended June 30, 2002. The decrease in net loss for the three months ended June 30, 2003 compared to the same period of last year was due to an increase of revenue of $170,000 and a decrease in total operating expenses of $5.3 million partially offset by decrease other income, net, of $196,000.  The decrease in net loss for the six months ended June 30, 2003 compared to the same period of last year is primarily due to a decrease in total operating expenses of $15.7 million partially offset by decrease in other income, net, of $386,000 and an increase in revenue of $216,000.

Revenue

Total revenue was $1.5 million and $2.9 million for the three and six months ended June 30, 2003, respectively, an increase of $170,000, or 12.6%, and $216,000, or 8.1%, compared to total revenue of $1.3 million and $2.7 million for the three and six months ended June 30, 2002, respectively.  The increase in revenue for the three months ended June 30, 2003 compared to the same period of last year was due primarily to an increase in application fees received from our promotion contracts for fixed monthly hosting.  The increase in revenue for the six months ended June 30, 2003 of $216,000 was due to an increase in application fees of $133,000 for fixed monthly hosting and an increase in transaction fees of $121,000.  These increases were offset by a slight decline in professional service fees of $38,000 when compared to the six months ended June 30, 2002.

International revenue for the three and six months ended June 30, 2003 was $372,000 and $754,000, respectively (primarily from customers in the U.K.), representing 24.5% and 26.2% of total revenue for those periods, respectively.  International revenue for the three and six months ended June 30, 2002 was $374,000 and $736,000, respectively (also primarily from customers in the U.K.), representing 27.8% and 27.7% of total revenue for those periods, respectively.  There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices.  We price, invoice and collect fees for our international services primarily in the local currency.  To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

We generally charge a one-time set-up fee for the design, development and implementation of our customers’ dynamic pricing sites or our MarketSelect service.  Implementation also frequently entails customization and other professional services, for which we charge a professional service fee.  The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented.  These fees are generally payable upon the execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period.  At June 30, 2003 and 2002, there was $917,000 and $579,000, respectively, of deferred revenue primarily relating to set-up and professional service fees.

We ended the second quarter of 2003 with 43 customers, compared to 50 customers at March 31, 2003 and 52 customers at June 30, 2002. For the three months ended June 30, 2003 and 2002, we had two customers that each accounted for more than 10% of total revenue; Sam’s West, Inc. accounted for 12.5% and 13.2% and Microsoft Corporation accounted for 11.9% and 13.7%, respectively.

Average revenue per customer increased to $35,254 for the second quarter of 2003 from $24,900 for the second quarter of 2002 due primarily to the increase in fixed monthly hosting fees from our promotion contracts.  Average revenue per customer for future periods will depend on a number of factors such as our customer mix, the mix of our service offerings, technological changes, our pricing strategies and pricing competition.

Operating Expenses

Cost of revenue consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers.  Cost of revenue was $566,000 and $1.3 million for the three and six months ended June 30, 2003, a decrease of $452,000 and $700,000 respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2002, respectively.  As a percentage of revenue, cost of revenue decreased to 37.3% and 46.1% for the three and six months ended June 30, 2003, respectively, compared to 75.6% and 76.9% for the three and six months ended June 30, 2002, respectively.  The decrease of $452,000 for the quarter ended June 30, 2003 compared to quarter ended June 30, 2002 was due to a reduction in salaries and related expenses of $245,000 resulting from lower headcount, a decrease of $62,000 paid to our network provider, and a reduction of $145,000 due primarily to a decrease in depreciation expense as a result of certain assets being fully depreciated. The decrease of $717,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2003 was due to a reduction in salaries and related expenses of $360,000, a decrease of $118,000 paid to our network providers, and a reduction of $239,000 due primarily to a decrease in depreciation, as describe above.

Gross profit increased to 62.7% for the three months ended June 30, 2003 compared to 24.4% for the three months ended June 30, 2002. Gross profit increased to 53.9% for the six months ended June 30, 2002 compared to 23.1% for the six months ended June 30, 2002. The increase in gross profit for the three and six months ended June 30, 2003 as compared to June 30, 2002 was primarily attributable to the decreases in expenses as described above in cost of revenue.  The gross profits reported above are not necessarily indicative of gross profits for future periods.  Actual gross profits may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs.  A significant portion of our cost of revenue components are fixed in nature and will continue to be fixed in the short term, as a result gross profit largely based on revenue results.

Sales and marketing expenses were $581,000 and $1.1 million for the three and six months ended June 30, 2003, a decrease of $93,000, or 13.8%, and $165,000, or 12.6%, compared to sales and marketing expenses of $674,000 and $1.3 million for the three and six months ended June 30, 2002, respectively. These decreases in sales and marketing expenses were due to a reduction in salaries and related expenses of $129,000 and $172,000 in the three- and six-month periods ended June 30, 2003, respectively, resulting from lower headcount, offset by increases primarily in contract services of $36,000 and 7,000, respectively.

Development and engineering expenses were $298,000 and $650,000 for the three and six months ended June 30, 2003, respectively, a decrease of $377,000, or 55.9%, and $819,000, or 55.8%, compared to development and engineering expenses of $675,000 and $1.5 million for the three and six months ended June 30, 2002, respectively.  The decrease in each period was primarily due to a reduction in salaries and related expenses resulting from lower headcount.

General and administrative expenses were $2.1 million and $3.5 million for the three and six months ended June 30, 2003, respectively, an increase of $413,000, or 24%, and a decrease of 312,000, or 8.1%, compared to general and administrative expenses of $1.7 million and $3.8 million for the three and six months ended June 30, 2002, respectively.  The increase for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, was due primarily to higher legal expenses related to the proposed sale of certain assets of the company to eBay, Inc. The decrease for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was due to a decrease in depreciation expense as a result of certain assets being fully depreciated offset by an increase in legal expenses, as described above.

Unutilized office space charge.  In the first quarter of 2002, we recorded a charge of $4.5 million for unutilized office space at our Woburn, Massachusetts’s headquarters. This charge included rent and other related costs for a significant portion of our leased space, which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we paid $746,000 against this accrual, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. During the six months ended June 30, 2003 we paid $498,000 against this accrual for rent payments for unutilized office space. As of June 30, 2003, $1.6 million of the total charge remained accrued and unpaid relating to future rent payments related to unutilized office space.

(in thousands)
Roll forward of activity for unutilized office space
Initial charge recorded in March 2002	$4,500
Non-cash write-down of leasehold improvements and furniture and fixtures	(1,161)
Cash payments made in 2002	(746)
Reversal of accrual in December 2002	(513)

Unutilized space accrual at December 31, 2002	2,080
Cash payments made during the six months ended June 30, 2003	(498)
Unutilized office space accrual at June 30, 2003	$1,582

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

At June 30, 2003, on the consolidated balance sheet deferred stock compensation was $26,000, net of equity-related charges of $90,000 amortized to the consolidated statement of operations and canceled stock options valued at $43,000.  This $26,000 is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.  For the three and six months ended June 30, 2003 and 2002, related expense recognized was $38,000 and $60,000, and $90,000 and $236,000, respectively.

Other Income, net

Other income, net, was $183,000 for the three months ended June 30, 2003, a decrease of $196,000 compared to other income, net, of $379,000 for the three months ended June 30, 2002.  Other income, net, was $398,000 for the six months ended June 30, 2003, a decrease of $386,000 compared to other income, net, of $784,000 for the six months ended June 30, 2002.  The decreases in other income, net for the three and six months ended June 30, 2003 was primarily the result of lower interest income from lower average balances of cash, cash equivalents and investments and lower interest rates compared to the same periods of prior year.

Liquidity and Capital Resources

At June 30, 2003, cash and cash equivalents, marketable securities and restricted cash (related to a lease deposit) totaled $53.2 million.

Cash used in operating activities was $2.1 million for the six months ended June 30, 2003 and $4.0 million for the six months ended June 30, 2002. Net cash flows from operating activities for the six months ended June 30, 2003 reflect a net loss of $3.5 million combined with a charge for unutilized office space, an increase in prepaid expenses, accrued expenses and other non-current liabilities offset by depreciation expense, amortization of deferred compensation and equity-related charges, accounts payable, accounts receivable, long-term prepaid and deferred revenue. Net cash flows from operating activities for the six months ended June 30, 2002 reflect a net loss of $19.0 million combined with an increase in prepaid expenses and other current assets, partially offset by depreciation expense, amortization of deferred compensation and equity-related charges, loss on disposal of property and equipment, short- and long-term liabilities related to the unutilized space charge and an increase in accrued expenses.

Net cash used in investing activities was $5.4 million for the six months ending June 30, 2003 compared with net cash provided by investing activities of $7.0 million for the six months ended June 30, 2002.  For the six months ended June 30, 2003 the net cash used in investing activities was due mainly to the purchase of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2002 was primarily attributable to proceeds from the maturity of marketable securities.

For the six months ended June 30, 2003 net cash provided by financing activities was $4,000 primarily from the issuance of common stock. Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2002, resulting primarily from the issuance of 952,380 shares of our Series B preferred stock to eBay in May 2002 as described above. Since May 17, 2003, the holders of the Series B preferred stock have had the right to require the Company to redeem the Series B preferred stock for cash at any time after the earlier of (a) May 17, 2003, and (b) the happening of a material adverse effect on the Company’s business, as defined in the Series B preferred stock terms.

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

•                  if we fail to maintain and upgrade our service offerings and technology to keep pace with the rapidly growing Internet market we serve we may be unable to compete effectively; and

•                  if we fail to raise additional capital if and when we need it, we may be unable to develop or sustain our business.

                                                We expect to continue to incur substantial operating losses in the near future.

For the three and six months ended June 30, 2003, we incurred a net loss of approximately $1.9 million and $3.5 million, which represented approximately 126.5% and 120.8%, respectively, of our revenue for the same periods. As of June 30, 2003, we had an accumulated deficit of approximately $135.4 million. We have not achieved profitability and we will continue to incur net losses until we can produce sufficient revenues to cover our costs, which may not occur. While it is our goal to achieve profitability, even if we achieve profitability, we may be unable to sustain or increase our profitability in the future because we intend to continue to invest in the further development of our service offerings and technology and in the promotion of our service offerings. Any such investment will depend on the availability of funds.

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

For the three months ended June 30, 2003, two of our customers accounted for approximately 24.4% of total revenue. If either of these contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenues would decline and our losses would likely increase.

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

We may not be successful in attracting or retaining key personnel.

We cannot assure you that we will be successful in hiring or retaining qualified personnel. Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees, could harm our existing business and ability to expand or maintain our operations.

We may not be successful in international markets.

A component of our strategy has been to attract customers outside the U.S. For the three months ended June 30, 2003 and 2002, revenue under contracts with customers outside the U.S. (primarily in the United Kingdom) represented approximately 24.5% and 27.8% and of our total revenue, respectively. During 2000, we opened offices in England, Australia and Germany. We completed the closing of our office in Germany during the third quarter of 2001 and the closing of our office in Australia during the first quarter of 2002. We continue to service our Australian customers out of our U.S. operations. We believe that significant opportunities exist in international markets, and we continue to evaluate our international strategy. Doing business in international markets requires significant management, financial, development, sales, marketing and other resources. We have limited experience in localizing our services, and some of our competitors have expanded or are undertaking expansion into foreign markets. We cannot assure you that we will expand into new, or continue our existing operations in, international markets or that we will be successful in international markets.

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

In addition to internal development of new technologies, our future success may depend to a certain degree on our ability to enter into and implement strategic alliances to expand our product and service offerings and our distribution channels and/or to jointly market or gain market awareness for our service offerings. For example, during the second quarter of 2001 we expanded our auction service in the U.S. to provide customers with the opportunity to list, manage and transact sales through eBay. In the second quarter of 2002, we entered into an exclusive 18-month agreement with eBay to provide our loyalty marketing program technology platform to third parties. We may also expand our service offerings by licensing or purchasing complementary technologies from third parties. For example, during the first quarter of 2001 we announced that we licensed certain real-time e-business infrastructure software from TIBCO Software, Inc. to enable us to provide real-time messaging infrastructure. We cannot assure you that we will be successful in identifying, developing or maintaining such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

Others may assert that our technology infringes their intellectual property rights.

The e-commerce industry is characterized by the existence of a large number of patents and frequent claims and litigation based on allegations of patent infringement and violation of other intellectual property rights. As the e-commerce market and the functionality of products in the industry continue to grow and overlap, we believe that the possibility of intellectual property claims against us will increase. For example, we may inadvertently infringe a patent of which we are unaware, or there may be patent applications now pending of which we are unaware which we may be infringing when they are issued in the future, or our service or systems may incorporate third party technologies that infringe the intellectual property rights of others. We have been and expect to continue to be subject to alleged infringement claims. The defense of any claims of infringement made against us by third parties, whether or not meritorious, could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

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

Through distributors, we license a variety of commercially-available Microsoft technologies, including our database software and Internet server software, which is used in our services and systems to perform key functions. We also license other third party technology to perform certain functions of our service, such as our search functionality, which utilizes technology from Verity, Inc., and technology that we license from TIBCO Software, Inc., which we use in certain of our integration solutions. As a result, we are to a certain extent dependent upon those third parties continuing to maintain their technologies. We cannot assure you that we would be able to replace the functionality provided by these third party technologies on commercially reasonable terms or at all. The absence of or any significant delay in the replacement of certain functionalities could have a material adverse effect on our business, financial condition and results of operations.

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

A substantial portion of our common stock is held by a small number of investors and can be resold or is subject to registration rights. Sales of substantial amounts of our common stock in the public market, or the perception that a large number of shares are available for sale, could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline would likely impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. Such a decline could also cause our common stock to trade at a per share price of less than $1.00 which could lead to a de-listing of our common stock from Nasdaq.

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

Foreign Currency Risk

International sales are made mostly from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.  Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.  Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results.  The effect of foreign exchange rate fluctuations on FairMarket for the three and six months ended June 30, 2003 and 2002 were not significant.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we  recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

FairMarket has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against FairMarket, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of FairMarket), John Belchers (former Chief Financial Officer of FairMarket), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of FairMarket between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket’s initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with FairMarket’s initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1934. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company’s directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company’s directors & officers liability insurance carriers and by the plaintiff class,  and the approval of the settlement by the Court.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)   Use of Proceeds

On March 17, 2000, we completed the initial public offering of our common stock.  The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677).  The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000.  We estimate that as of June 30, 2003, of the approximately $89.1 million, net of offering expenses approximately $31.9 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment and $4.0 million to repurchase 3.1 million shares of our common stock from our founder.  At June 30, 2003, substantially all of the remaining net proceeds (approximately $53.2 million) were held in investments in commercial paper, government bonds and other interest-bearing accounts.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)   Reports on Form 8-K

On May 13, 2003, we filed a Current Report on Form 8-K dated May 9, 2003 with the Securities and Exchange Commission, reporting under Item 9 that we issued a press release announcing our financial results for the quarter ended March 31, 2003 and furnishing the press release as an Exhibit.

On June 26, 2003, we filed a Current Report on Form 8-K dated June 20, 2003 with the Securities and Exchange Commission, reporting under Item 5 our asset purchase agreement with eBay, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FairMarket, Inc.

Date: August 14, 2003	By:	/s/ Nanda Krish
Nanda Krish,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2003	By:	/s/ Janet Smith
Janet Smith,
Chief Financial Officer
(Principal Financial and Accounting Officer)