Form 10-Q
period 2003-09-30
DYNABAZAAR INC
filed 2003-11-14
CIK 1053676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 000-29423

DYNABAZAAR, INC.

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock as of November 12, 2003 was 27,049,744

DYNABAZAAR, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

DYNABAZAAR is a sevice mark of Dynabazaar, Inc.  The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DYNABAZAAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$41,507	$32,743
Marketable securities	—	6,991
Restricted cash	1,380	548
Accounts receivable, net of allowance for doubtful accounts of $162 and $267 at September 30, 2003 and December 31, 2002, respectively	676	1,328
Prepaid expenses	1,042	610
Other current assets	507	534

Total current assets	45,112	42,754
Long-term marketable securities	5,000	15,000
Long-term prepaid expenses	1,667	35
Other long-term assets	2,000	—
Property and equipment, net	477	1,478

Total assets	$54,256	$59,267

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$121	$133
Accrued expenses	1,105	1,489
Deferred revenue	4	520
Other current liabilities	2,000	—
Current portion of accrual for unutilized office space	1,040	1,040

Total current liabilities	4,270	3,182

Long-term portion of accrual for unutilized office space	293	1,040
Other long-term liabilities	43	169
Total liabilities	4,606	4,391

Preferred stock	—	1,967

Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	186,823	188,747
Treasury stock	(3,039)	(3,795)
Deferred compensation and equity-related charges	—	(159)
Accumulated other comprehensive income, net	97	12
Accumulated deficit	(134,261)	(131,926)

Total stockholders’ equity	49,650	52,909

Total liabilities, preferred stock and stockholders’ equity	$54,256	$59,267

See accompanying notes to condensed consolidated financial statements.

DYNABAZAAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$2,321	$1,434	$5,195	$4,091

Operating expenses:
Cost of revenue (exclusive of $2 and $11 in 2003 and $60 and $105 in 2002, for the three- and nine-month periods, respectively, reported below as equity-related charges)	379	808	1,704	2,850
Sales and marketing (exclusive of $1 and $41 in 2003 and $892 and $9,456 in 2002, for the three- and nine-month periods, respectively, reported below as equity-related charges)	462	488	1,605	1,796
Development and engineering (exclusive of $4 and $31 in 2003 and $59 and $166 in 2002, for the three- and nine-month periods, respectively, reported below as equity-related charges)	224	364	874	1,833
General and administrative (exclusive of $9 and $23 in 2003 and $35 and $93 in 2002, for the three- and nine-month periods, respectively, reported below as equity-related charges)	1,312	1,506	4,847	5,353
Unutilized office space charge	—	—	—	4,500
Equity-related charges	16	1,046	106	9,820
Restructuring charge	—	—	—	530
Total operating expenses	2,393	4,212	9,136	26,682
Gain on sale of assets	1,183		1,183
Income (loss) from operations	1,111	(2,778)	(2,758)	(22,591)
Other income, net	26	315	423	1,099
Net Income (loss)	1,137	(2,463)	(2,335)	(21,492)

Dividends and accretion on redeemable convertible preferred stock	(24)	(49)	(90)	(89)

Net income (loss) attributable to common shareholders	$1,113	$(2,512)	$(2,425)	$(21,581)

Net income (loss) per share: basic	$0.04	$(0.09)	$(0.09)	$(0.75)
Net income (loss per share: diluted	$0.04	$(0.09)	$(0.09)	$(0.75)

Weighted average common shares: basic	26,833	27,571	26,711	28,674
Weighted average common shares: diluted	29,087	27,571	26,711	28,674

See accompanying notes to condensed consolidated financial statements.

DYNABAZAAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,335)	$(21,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(1,183)	—
Depreciation	1,001	2,340
Reserve for uncollectible accounts	(28)	—
Amortization of deferred compensation and equity-related charges	106	9,820
Loss on disposal of property and equipment	—	1,169
Current portion of accrual for unutilized office space	—	1,092
Long-term portion of accrual for unutilized office space	—	2,247
Redeemable convertible preferred stock issued to customer below fair value	—	114
Changes in operating assets and liabilities:
Accounts receivable	680	(312)
Prepaid expenses	(432)	(365)
Other current assets	27	216
Long-term prepaid expenses	(1,632)	—
Accounts payable	(12)	(99)
Accrued expenses	(384)	123
Deferred revenue	(516)	448
Accrual for unutilized office space	(747)
Other non-current liabilities	(126)	(624)

Net cash used in operating activities	(5,581)	(5,323)
Cash flows from investing activities:
Proceeds from sale of assets, net of selling costs	1,183	—
Additions to property and equipment	—	(9)
Purchase of marketable securities	(189,448)	(211,164)
Proceeds from maturity of marketable securities	206,439	223,156
Increase in restricted cash	(832)	—

Net cash provided by investing activities	17,342	11,983
Cash flows from financing activities:
Payment of liquidation preference on convertible preferred stock	(2,000)	—
Proceeds from issuance of common stock, net of issuance costs	473	99
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	1,796
Payment of redemption of convertible preferred stock	(1,467)	—
Purchase of Common Stock		(4,039)
Dividends paid on preferred stock	(90)	(16)
Repayment of capital lease	—	(95)

Net cash provided by (used in) financing activities	(3,084)	(2,255)

Effect of foreign exchange rates on cash and cash equivalents	87	(17)

Net increase in cash and cash equivalents	8,764	4,388
Cash and cash equivalents, beginning of period	32,743	20,329

Cash and cash equivalents, end of period	$41,507	$24,717

See accompanying notes to condensed consolidated financial statements.

DYNABAZAAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Business and Recent Events

Through September 3, 2003, Dynabazaar formerly known as FairMarket (“Dynabazaar” or the “Company”) was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

On September 4, 2003, Dynabazaar, Inc. sold substantially all of its operating assets to eBay, Inc. for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement entered into between Dynabazaar and eBay on June 20, 2003 (the “Asset Purchase Agreement”).  The assets sold included all of Dynabazaar’s intellectual property and technology, all rights under certain transferred customer contracts and under certain intellectual property license agreements, and accounts receivable relating to services performed after the date of the closing of the asset sale with respect to the transferred customer contracts.  Of the total consideration, $2.5 million in cash was paid to Dynabazaar at closing and $2 million was placed in escrow for a period of two years following the closing in order to secure Dynabazaar’s indemnification, compensation and reimbursement obligations under the Asset Purchase Agreement.  The $2 million is part of other long-term assets on the balance sheet.   At the end of the two-year escrow period, all funds remaining in the escrow account at that time will be paid to Dynabazaar by the escrow agent, subject to any pending claims.

Also on September 4, 2003, following the closing of the asset sale, the registrant changed its name from “FairMarket, Inc.” to “Dynabazaar, Inc.”

In connection with the asset sale, the parties entered into a transition services agreement (the “Transition Services Agreement”) or (“TSA”) pursuant to which Dynabazaar is providing services to eBay to fulfill customer service obligations under customer contracts assumed by eBay.    Subject to earlier termination by eBay, the Transition Services Agreement will expire on December 31, 2003 or a later date at the election of eBay, but in no event later than January 31, 2004.  During the term of the transition services agreement, Dynabazaar is obligated to maintain and provide the services of its employees, the use of its facilities, its information technology infrastructure and its technology platform, and to maintain its corporate existence.

Additionally, Dynabazaar continues to provide services to certain retained customers in the United States and the United Kingdom under the same terms as were provided before the closing date of the asset sale.  Those services will be provided until the earliest possible termination date available under the terms of each contract.  The revenue derived from those retained customers is not significant.

On October 10, 2003, the Company declared a cash dividend of $1.30 per share on the Company’s common stock, representing an aggregate cash distribution of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.

In connection with the closing of the asset sale, eBay, Inc., the holder of Dynabazaar’s Series B preferred stock (the “Series B Shares”), provided notice to Dynabazaar that it had elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares.  The liquidation preference and accrued and unpaid dividends were paid to eBay, Inc. on September 5, 2003 in the amount of approximately $2,024,000. On September 29, 2003, the Company repurchased from eBay all of the Series B Shares for a purchase price of $1,466,665 in cash.  The payment represented payment in full for any and all obligations of the Company in respect of the Series B Shares.

The Company is currently reviewing alternatives for the use and/or disposition of its remaining assets following the term of the transition services that it is providing to eBay, which may include pursuing a plan of complete liquidation and dissolution (possibly including the sale of its remaining assets). Alternatively, the Company may decide to pursue selling its remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to its stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to its historical business, including the possible acquisition of other businesses. At this time, the Company’s board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities.  We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

2.              Basis of Presentation

The accompanying consolidated interim financial statements of Dynabazaar are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements for the year ended December 31, 2002.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements.  These consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002, which are contained in Dynabazaar’s Annual Report on Form 10-K, for the year ended December 31, 2002 filed with the Securities and Exchange Commission.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2003 and 2002.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  The consolidated interim financial statements include the accounts of Dynabazaar, Inc. and its wholly owned subsidiaries, Dynabazaar UK Limited, The Dynabazaar Network Pty Ltd, Dynabazaar GmbH and Dynabazaar Securities Corporation.  All intercompany transactions and balances have been eliminated in consolidation.

3.              Restricted Cash

On September 8, 2003, the Company placed approximately $830,000 into escrow with an independent escrow agent in order to secure the obligations of the Company under individual severance agreements with Nanda Krish, President and Chief Executive Officer for approximately $467,000, David George, Vice President of Sales and Marketing for approximately $127,000 and Janet Smith, Chief Financial Officer, Treasurer and Secretary for approximately $235,000.    The terms of the escrow agreement provide among other things that the executives will receive full severance payment as provided in their agreement upon the termination of the Transition Services Agreement between the Company and eBay, Inc., subject to satisfactory performance.

4.              Prepaid Expenses

Included in Prepaid Expenses at September 30, 2003 is approximately $2 million for the amendment of the Company’s Directors and Officers’ Insurance Policy, (“D&O Policy”) to provide for six year tail coverage upon termination of the current policy, which will extend the period during which claims can be made under the current D&O policy for a period of six years after the termination of such policy. The premium of approximately $2 million is based on the assumption that the tail coverage period will commence on December 31, 2003.

5.              Accounting for Stock-Based Compensation

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

The Company follows the disclosure provisions of SFAS No. 123 and SFAS No. 148.  In connection with the asset sale, during the quarter ended September 30, 2003 all unexercised stock options were cancelled resulting in a reversal of approximately $160,000 of previously reported pro forma amounts for stock based employee compensation expense determined under the fair-value-based method for all awards.  Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss for the quarter and nine months ended September 30, 2002 and the nine months ended September 30, 2003 would have increased, and the Company’s net income for the quarter ended September 30, 2003 would have increased, to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net income (loss) attributable to common stockholders
As reported	$1,137	$(2,463)	$(2,335)	$(21,492)
Add: Stock-based employee compensation expense included in reported results	16	171	106	407
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	160	(340)	(211)	(1,226)

Pro forma	$1,313	$(2,632)	$(2,440)	$(22,311)
Net income (loss) per common share
As reported	$0.04	$(0.09)	$(0.09)	$(0.78)
Pro forma	$0.05	$(0.10)	$(0.09)	$(0.81)

In connection with the asset sale, all unexercised stock options were cancelled on September 3, 2003.  Cash bonuses amounting to approximately $427,000 in the aggregate, were paid to certain executive officers and directors with respect to their unexercised stock options that terminated upon closing of the asset sale.

6.              Equity-related and Unutilized Space Charges

Equity-related charges consist of the amortization of (i) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (ii) the fair value of warrants issued to strategic customers and shares of Series D convertible preferred stock issued to strategic customers at prices below their fair value.  At September 30, 2003, on the consolidated balance sheet deferred stock compensation was $0, net of equity-related charges of $106,000 amortized to the consolidated statement of operations and canceled stock options valued at $53,000 during the nine months ended September 30, 2003.  For the three and nine month periods ended September 30, 2003 and 2002, equity-related expense recognized was $16,000 and $106,000, and $1.0 million and $9.8 million, respectively.

In the first quarter of 2002, we recorded a charge of $4.5 million for unutilized office space at our Woburn, Massachusetts’s headquarters. This charge included rent and other related costs for a significant portion of our leased space, which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we paid $746,000 against this accrual, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. During the nine months ended September 30, 2003 we paid $747,000 against this accrual for rent payments related to unutilized office space. As of September 30, 2003, $1.3 million of the total charge remained accrued and unpaid for future rent payments related to unutilized office space.

(in thousands)
Roll forward of activity for unutilized office space
Initial charge recorded in March 2002	$4,500
Non-cash write-down of leasehold improvements and furniture and fixtures	(1,161)
Cash payments made in 2002	(746)
Reversal of accrual in December 2002	(513)
Unutilized space accrual at December 31, 2002	2,080
Cash payments made during the nine months ended September 30, 2003	(747)
Unutilized office space accrual at September 30, 2003	$1,333

7.              Net Income (Loss) per Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed using the weighted average number of common equivalent shares outstanding during the period plus the effect of any dilutive potential common equivalent shares.  Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the nine month period ended September 30, 2003 and the three and nine month periods ended September 30, 2002 since their inclusion would be anti-dilutive.  The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Weighted average number of common shares outstanding	26,833	27,571	26,711	28,674
Weighted average common shares: basic	26,833	27,571	26,711	28,674
Assumed conversion of Series B Preferred Stock	942	—	—	—
Effect of dilutive common equivalent shares: Stock options	1,312	—	—	—

Weighted average common shares: diluted	29,087	27,571	26,711	28,674

For the nine months ended September 30, 2003 diluted net loss per share excludes 952,380 common share equivalents, representing all common equivalent shares since the Company reported a net loss and the effect would be antidilutive.

For the three and nine months ended September 30, 2003, diluted net loss per share excludes 952,380 and zero common share equivalents, representing all common equivalent shares since the company reported a net loss and the effect would be antidilutive.  Stock options to purchase 4,278,696 shares of common stock were outstanding at September 30, 2003 but were excluded from diluted net loss per share since the Company reported a net loss for both periods and their effect would be antidilutive.

8.              Comprehensive Loss

For the three and nine months ended September 30, 2003 and 2002, total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$1,137	$(2,463)	$(2,335)	$(21,492)
Changes in other comprehensive loss:
Foreign currency translation adjustments	26	16	80	55
Unrealized gain (loss) on marketable securities	—	(19)	5	(64)
Total comprehensive loss	$1,163	$(2,466)	$(2,250)	$(21,501)

9.              Revenues and Long-lived Assets by Geographic Region

The table below presents revenues by principal geographic region for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,.		Nine Months Ended September 30,
	2003	2002	2003	2002

United States	$1,791	$1,001	$3,910	$2,922
United Kingdom	507	401	1,213	1,091
All other	23	32	72	78
Total	$2,321	$1,434	$5,195	$4,091

The table below presents long-lived assets by principal geographic region as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

United States	$360	$1,253
United Kingdom	117	225

Total	$477	$1,478

10.       Accounting for Consideration Given by a Vendor to a Customer

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

11.       Gain on sale of assets:

On June 20, 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with eBay, Inc. (“eBay”) to sell substantially all of the Company’s technology and business assets to eBay.  Under the Agreement, the Company sold to eBay substantially all the Company’s business assets for $4.5 million in cash.

The Agreement also provided that $2 million of the consideration be held in escrow in order to secure the Compnay’s indemnification for certain representations and warranties.  The indemnification is capped at $2 million and is for a period of two years following the closing of the asset sale.  The Company estimated its potential liability under the indemnificiation to be $2 milllion in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) and recorded such liability as a reduction in the gain on the sale of assets.

The Company recorded a gain on the sale of assets of $1,183,000 based on the proceeds less direct costs of $1,317,000 and the indemnification liability noted above, which is recorded in the results of operations for the period ended September 30, 2003.

The Company also entered into a Transition Services Agreement (“TSA”) with eBay pursuant to which the Company is providing services to eBay to fulfill customer service obligations under customer contracts assumed by eBay.  Under the TSA, eBay is paying the company a fee which is substantially equal to the costs incurred by the Company to continue to provide that service.  The Company recorded $336,000 of revenue for the period from September 4, 2003 through September 30, 2003 related to the TSA.

In accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets,” the Company expects to present the sale of the assets to eBay as discontinued operations after termination of the TSA.

12.                               Commitments and Contingencies

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Dynabazaar has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray, Inc., Deutsche Bank Securities, Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar’s initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar’s initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1934.  The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company’s directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company’s directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

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

As permitted under Section 145 of the Delaware General Corporation Law, the by-laws of Dynabazaar, Inc. provide that Dynabazaar shall, to the extent legally permitted, indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that such person is or was, or has agreed to become, a director or officer of Dynabazaar, or is or was serving, or has agreed to serve, at the request of Dynabazaar, as a director, officer, trustee, partner, employee or agent of, or in a similar capacity with, another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. The indemnification provided for in the by-laws is expressly not exclusive of any other rights to which those seeking indemnification may be entitled under any law, agreement or vote of stockholders or disinterested directors or otherwise, and shall inure to the benefit of the heirs, executors and administrators of such persons. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2003.

Our customer contracts contain indemnification provisions as a standard term of those contracts. Generally, these indemnification provisions require that we indemnify, defend and hold harmless the customer and certain related parties for third party claims, liabilities and costs arising from the breach of any warranty, representation or covenant in the agreement by us or any claim that our technology or service infringes or violates any third party’s copyright, patent, trade secret, trademark, right of publicity or right of privacy or contains any defamatory content. Generally, our aggregate potential liability under these indemnification provisions is capped at the total amount paid to us by the customer under the contract, although some customer contracts contain higher limits and some contain no limit for specified types of claims. The term of these indemnification provisions is generally perpetual from the time of execution of the agreement. Some of our other types of agreements with third parties contain similar provisions. We believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these provisions as of September 30, 2003. In the quarter ended September 30, 2003, eBay asserted two indemnification claims against us under one of our commercial agreements with eBay.  In one case, the claim is based upon a third party alleging that certain of our former technology utilized by eBay infringes certain patents of the third party.  In the second case, the claim is based upon a third party alleging that certain technology utilized by eBay, which may include our former technology, infringes certain patents of such third party.  No lawsuits have been filed.  Given the early stage of these claims at this time, we cannot make a determination as to the ultimate outcome of these matters and the impact, if any, on our financial condition, liquidity or results of operations.

Under the terms of the asset purchase agreement, we have agreed to indemnify, compensate and reimburse eBay and certain affiliates for losses arising or resulting from, or connected with, breaches of our representations and warranties under the asset purchase agreement or breaches of our covenants under the asset purchase agreement or the transition services agreement, certain liabilities relating to persons who are our employees prior to the closing of the asset sale, liabilities relating to certain intellectual property matters, any liabilities not specifically assumed by eBay, and certain liabilities related to any bulk transfer law or similar requirement or claims for damages in connection with the asset sale pursuant to fraudulent transfer, successor liability, bankruptcy or similar laws. In order to secure our indemnification, compensation and reimbursement obligations to eBay, $2 million of the purchase price was deposited in an escrow account with an independent escrow agent at the time of the closing of the asset sale. Except as noted below, our liability for claims relating to breaches of our representations and warranties, is limited to the amount of indemnifiable losses in excess of $50,000 and eBay’s sole and exclusive remedy with respect to such claims is recourse to the amounts in the escrow account. Except as noted below, the amount of our indemnification, compensation and reimbursement obligations with respect to breaches of our representations and warranties relating to (1) intellectual property matters will not exceed $2 million, and (2) other representations and warranties will not exceed $1 million. However, none of the foregoing limitations apply to (1) breaches of covenants under the asset purchase agreement, (2) our indemnification obligations under the terms of the existing commercial agreements solely between eBay and Dynabazaar with respect to matters arising prior to the closing of the asset sale, which indemnification obligations will continue following the asset sale, (3) liabilities retained by Dynabazaar, or (4) fraud or intentional misrepresentation.  The Company has estimated the fair value of the indemnification to be $2 million at September 30, 2003 and has recorded it as Other Current Liabilities on the accompanying balance sheet at September 30, 2003.

13.       Redeemable Convertible Preferred Stock

On May 17, 2002, the Company completed a private placement of 952,380 shares of its Series B redeemable convertible preferred stock, par value $0.001 per share, to eBay, Inc. for an aggregate purchase price of $2.0 million.  The Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock.  The dividends are cumulative and are entitled to participate on a pro rata basis in any dividend paid on the common stock on an as if converted basis.  The Series B preferred stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustment mechanisms including a weighted average anti-dilution mechanism.  In the event of any liquidation, dissolution or winding up of the Company (a “Liquidation”), the holders of the Series B preferred stock are entitled to receive, in preference to the holders of certain junior securities, as defined, a per share amount equal to $2.10 plus all accrued and unpaid dividends (the “Liquidation Preference”).  In the event of a Liquidation, after payment of the Liquidation Preference and any other liquidation preference on any other series of stock, the Series B preferred stock is entitled to participate on a pro rata basis with the common stock in the distribution of the remaining assets of the Company on an as if converted basis.  Since May 17, 2003, the holders of the Series B preferred stock have had the right to require the Company to redeem the Series B preferred stock for cash at any time. The Company has the right, at any time after May 17, 2004, to redeem the outstanding Series B preferred stock at $2.10 per share plus all accrued and unpaid dividends.  The net proceeds from this offering, after issuance costs, totaled $1.8 million.  At the issuance date, the Company estimated the fair value of the Series B preferred stock to be in excess of the amount paid by eBay by $114,200.  As a result, the Company recorded an $114,200 adjustment to increase the carrying value of this investment and decrease revenue in accordance with EITF 01-09 (see Note 9.)  The Company has accreted the carrying value of the Series B preferred stock up to $2.0 million through May 2003 in accordance with the redemption feature described above.  We recorded $57,000 in accretion during 2002 and $33,000 for the nine months ended September 30, 2003.

In connection with the closing of the asset sale, eBay, Inc. (the “Shareholder”), the holder of Dynabazaar’s Series B preferred stock (“Series B Shares”), provided notice to Dynabazaar that it had elected to receive a liquidation preference equal to approximately

$2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares.  The liquidation preference and accrued and unpaid dividends were paid to eBay, Inc. on September 5, 2003 in the amount of approximately $2,024,000. On September 29, 2003, the Company repurchased from eBay all of the Series B Shares for a purchase price of $1,466,665 in cash.   The difference of $533,335 between the carrying value of the Series B shares and the repurchase price of $1,466,665 was recorded as a reduction to additional paid in capital for the quarter ended September 30, 2003.  The payment represented payment in full for any and all obligations of the Company in respect of the Series B Shares. At September 30, 2003, the carrying value of the Series B preferred stock was $0.

14.       Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS No. 146, effective January 1, 2003, has had no material impact on the financial statements through September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 to the first reporting period ending after December 15, 2003. The adoption of FIN 46 is not expected to effect on the Company’s financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed under the heading “Factors that May Affect Results of Operations and Financial Condition” under the heading “Factors that May Affect Results of Operations and Financial Condition” in our Form 10-Q for the quarterly period ended June 30, 2002 and filed with the Securities and Exchange Commission.  You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2002 and in other reports filed by us with the Securities and Exchange Commission.

Overview and Recent Events

Through September 3, 2003, Dynabazaar, Inc. formerly known as FairMarket, Inc. (“we,” “us,” “Dynabazaar” or the “Company”) was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

On September 4, 2003, Dynabazaar, Inc. sold substantially all of its operating assets to eBay, Inc. for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement entered into between Dynabazaar and eBay on June 20, 2003 (the “Asset Purchase Agreement”).  The assets sold included all of Dynabazaar’s intellectual property and technology, all rights under certain transferred customer contracts and under certain intellectual property license agreements, and accounts receivable relating to services performed after the date of the closing of the asset sale with respect to the transferred customer contracts.  Of the total consideration, $2.5 million in cash was paid to Dynabazaar at closing and $2 million was placed in escrow for a period of two years following the closing in order to secure Dynabazaar’s indemnification, compensation and reimbursement obligations under the Asset Purchase Agreement.  At the end of the two-year escrow period, all funds remaining in the escrow account at that time will be paid to Dynabazaar by the escrow agent, subject to any pending claims.

Also on September 4, 2003, following the closing of the asset sale, the registrant filed requisite documentation to change its name from “FairMarket, Inc.” to “Dynabazaar, Inc.”

In connection with the asset sale, the parties entered into a Transition Services Agreement, (“TSA”) pursuant to which Dynabazaar is providing services to eBay to fulfill customer service obligations under customer contracts assumed by eBay.  These services are being performed by both Dynabazaar employees and by eBay employees hired from Dynabazaar upon the closing of the asset sale.  Subject to earlier termination by eBay, the TSA will expire on December 31, 2003 or a later date at the election of eBay, but in no event later than January 31, 2004.  During the term of the TSA, Dynabazaar is obligated to maintain and provide the services of its employees, the use of its facilities, its information technology infrastructure and its technology platform, and to maintain its corporate existence.

At September 30, 2003 the Company had 18 fulltime employees, 15 at its headquarters location in Woburn, Massachusetts and 3 at its office in Twickenham, England .  Twelve former Dynabazaar, Inc. employees were hired by eBay, Inc. in connection with the asset sale and are currently performing transition services under the TSA as described above.

Additionally, Dynabazaar continues to provide services to nine retained customers, six in the United States, and three in the United Kingdom under the same terms as were provided before the closing date of the asset sale.  Those services will be provided until the earliest possible termination date available under the terms of each contract, most of which terminations are expected to occur by the end of the third quarter of 2004.  The revenue derived from those retained customers is not significant.

On October 10, 2003, the Company declared a cash dividend of $1.30 per share on the Company’s common stock, representing an aggregate cash distribution of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.  The company has no current or accumulated earnings and profits and does not expect to have any current or accumulated earnings and profits upon completion of the year ended December 31, 2003.  As a result, for a U.S. stockholder the cash distribution should be treated as a tax-free return of capital to the extent of the stockholder’s tax basis in the shares and any amount of the distribution in excess of the stockholder’s tax basis should be taxable. The company is not providing advice to any particular stockholder and each stockholder should contact their own tax advisor regarding the tax consequences of the distribution to such stockholder.

In connection with the closing of the asset sale, eBay, Inc., the holder of Dynabazaar’s Series B preferred stock (the “Series B Shares”), provided notice to Dynabazaar that it had elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares.  The liquidation preference and accrued and unpaid dividends were paid to eBay, Inc. on September 5, 2003 in the amount of approximately $2,024,000.  On September 29, 2003, the Company repurchased from eBay and retired all of the Series B Shares for a purchase price of $1,466,665 in cash.  The payment represented payment in full for any and all obligations of the Company in respect of the Series B Shares.

On September 11, 2003, James A. Mitarotonda was appointed to our Board of Directors as a Class III director to serve until our 2006 annual meeting of stockholders or until his successor is duly elected and qualified.

We are currently reviewing alternatives for the use and disposition of our remaining assets following the term of the transition services that we are providing to eBay, which may include pursuing a plan of complete liquidation and dissolution (possibly including the sale of our remaining assets). Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities.  We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

Sources of Revenue

Through the period ended September 3, 2003 we derived revenue from: (1) application fees, which consisted of implementation and fixed monthly hosting, support and operating fees; (2) transaction fees; and (3) professional services fees, which included fees for the development of business applications, technical customization and integration (including as part of the implementation process), and e-marketing, usability and other consulting services.

We generally charged a one-time set-up fee for the design, development and implementation of a customer’s dynamic pricing or points based site or our MarketSelect service. Implementation also frequently entailed customization and other professional services, for which we charged a professional service fee. The set-up fee and implementation-related professional services fees varied depending on the nature and the anticipated complexity of the service being implemented. These fees were generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period.

Fixed monthly fees were generally charged to customers whose dynamic pricing sites we hosted and covered hosting services, direct customer support services, end-user customer support services, services for online billing and collection of fees for community sites and other monthly operating services. Fixed monthly fees varied by customer depending on the number of software modules employed, the required level of services and the anticipated level of site activity. These fees were recognized as revenue in the month that the service was provided.

Our Professional Services Group offered our customers a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings for which we charged either a one-time or a monthly professional services fee, generally based on time and materials used, depending on the nature of the service. These fees were generally recorded as deferred revenue and recognized as revenue, ratably, over the contract period if the service provided was related to an ongoing service relationship, and were recognized as revenue in the period in which the service was provided if unrelated to an ongoing service relationship.

Merchant customers, including MarketSelect customers, pay transaction fees at varying percentages based on the gross proceeds from the sale of their listed products and services, whether sold on their sites, on eBay or on other Dynabazaar Network sites. For community customers, transaction fees consist of our share of success fees charged to sellers upon a completed sale, listing fees, and enhanced listing fees, which are fees charged for the prominent display of a particular seller or listing (such as under a list of “Featured Merchants” or “Featured Listings”). Community customers pay transaction fees calculated in one of two ways. Generally, under contracts entered into before 2000, these fees are calculated based on a percentage of the gross proceeds from the sale of the items that are listed through the community site and sold either on the community site or on other Dynabazaar Network sites. The fee percentages vary by customer depending on the anticipated level of activity on the customer’s site and the level of the fixed monthly fees. These communities receive a percentage of the gross proceeds from the sale of items that are listed directly on other sites in the Dynabazaar Network and sold through the community site. Contracts entered into starting in early 2000 generally provide for payment by the community customer of transaction fees with respect to the sale of listings that are placed on the community site that are calculated as a percentage of the percentage transaction fee that the community charges to its end-users when the listing sells; similarly, for listings that are listed directly through other sites in the Dynabazaar Network and sold through the community site, the community site receives a percentage of the percentage transaction fee that the listing site charges to the listing site’s end-user when the listing sells. We record revenue net of amounts shared with our customers, which we recognize as revenue at the end of the listing period.

At no point during the sale process do we take possession of either the products being sold or the buyers’ payment for the item. Because merchants and individual sellers, rather than Dynabazaar, sell the items listed, we have no cost of goods sold, procurement, or carrying or shipping costs and no inventory risk related to the items sold.

From September 4, 2003 through September 30, 2003, we continued to provide services to a number of our customers under contracts not included as part of the asset sale.  Revenue recognized related to these contracts for the period September 4, 2003 through September 30, 2003 was approximately $32,000.  The sources of revenue from the nine retained customers that Dynabazaar continues to provide services to in the United States and the United Kingdom are substantially similar to the definitions provided above.

Under the terms of the TSA, the Company is receiving from eBay fees that cover substantially all of the Company’s costs related to fulfilling customer service obligations under customer contracts assumed by eBay, including the costs of the services of our employees, the use of a portion of our facilities, the use of our information technology infrastructure and the use of our technology platform.  For the period September 4, 2003 to September 30, 2003 the Company recognized TSA service fees in the amount of $336,000 as a part of total revenue.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, deferred tax assets and unutilized office space. No changes to these critical polices have taken place in during the three and nine months ended September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 to the first reporting period ending after December 15, 2003. The adoption of FIN 46 did not have an effect on the Company’s financial statements.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

For the three months ended September 30, 2003, our net income was $1.1 million, or $0.04 per share compared to our net loss of $2.5 million or $(0.09) per share for the three months ended September 30, 2002.  For the nine months ended September 30, 2003 our net loss was $2.4 million, or ($0.09)per share compared to our net loss of $21.6 million, or $(0.75) per share, for the nine months ended September 30, 2002. The decrease in net loss for the three months ended September 30, 2003 compared to the same period of last year was due to an increase of revenue of $887,000, a decrease in total operating expenses of $1.8 million and an increase of other income, net, of $894,000.  The decrease in net loss for the nine months ended September 30, 2003 compared to the same period of last year is primarily due to a decrease in equity related charges of $9.7 million, a decrease in total operating expenses of $6.7 million and an increase in revenue of $1.1 million, and an increase in other income, net, of $507,000.

Revenue

Total revenue was $2.3 million for the three months ended September 30, 2003, consisting of $1.5 million in application fees, $295,000 in transaction fees, $186,000 in professional services fees and $336,000 in TSA service fees.  For the nine months ended September 30, 2003, revenue was $5.2 million consisting of $3.6 million in application fees, $1 million in transaction fees, $257,000 in professional service fees, and $336,000 in TSA service fees.

During the three months ended September 30, 2003 the Company recognized approximately $626,000 of deferred revenue ($463,000 in application fees and $163,000 in professional services fees) that was recognized as a result of certain customers contracts being transferred to eBay.  Revenue increased in the amount of $887,000, or 61.9%, compared to $1.4 million for the three months ended September 30, 2003.  Excluding the recognition of deferred revenue of $626,000 and the TSA service fees of $336,000 total revenue decreased approximately $75,000 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The decrease is primarily attributable to the loss of revenue from the period September 4 through September 30, 2003 relating to customer contracts transferred to eBay.   For the nine months ended September 30, 2003, revenue increased in the amount of $1.1 million or 27.0%, compared to total revenue of $4.1 million for nine months ended September 30, 2002.   Excluding the recognition of deferred revenue of $626,000 and the TSA service fees of $336,000 total revenue for the period increased approximately $141,000 due to increased revenue from customer activity partially offset by the loss in revenue relating to customer contracts transferred to eBay for the period September 4 through September 30, 2003.

International revenue for the three and nine months ended September 30, 2003 was $531,000 and $1.3 million, respectively (primarily from customers in the U.K.), representing 22.9% and 24.7% of total revenue for those periods, respectively.  International revenue for the three and nine months ended September 30, 2002 was $433,000 and $1.2 million, respectively (also primarily from customers in the U.K.), representing 30.2% and 28.6% of total revenue for those periods, respectively.  The increase of approximately $98,000 for the three months ended September 30, 2003 was primarily attributable to the recognition of deferred revenue as a result of customer contracts being transferred to eBay as part of the asset sale.  The decrease of approximately $100,000 for the nine months ended September 30, 2003 was attributable to a decrease in customer activity and the loss of revenue from the period of September 4, 2003 through September 30, 2003 relating to customer contracts transferred to eBay.  There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices.  We price, invoice and collect fees for our international services primarily in the local currency.  To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

We charged a one-time set-up fee for the design, development and implementation of our customers’ dynamic pricing sites or our MarketSelect service.  Implementation also frequently entails customization and other professional services, for which we charge a professional service fee.  The set-up fee and implementation-related professional services fees vary depending on the nature and the anticipated complexity of the service being implemented.  These fees are generally payable upon the execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period.  At September 30, 2003 and 2002, there was $4,000 relating to retained customer contracts and $697,000, respectively, of deferred revenue primarily relating to set-up and professional service fees.

We ended the third quarter of 2003 with 10 customers, compared to 43 customers at June 30, 2003 and 50 customers at September 30, 2002. For the three months ended September 30, 2003, we had two customers that accounted for more than 10% of total revenue; eBay, Inc. accounted for 40.4% and Microsoft Corporation accounted for 12.4%.  For the three months ended September 30, 2002 we had three customers that accounted for more than 10% of total revenue; eBay accounted for 13.8%, Sam’s West, Inc. accounted for 13.4% and Microsoft Corporation accounted for 12.9%.

Revenue from our 9 retained customers represents approximately $105,500 per quarter.  Approximately $68,000 of the revenue generated from the retained contracts is remitted to eBay pursuant to the terms of the asset sale.  These retained contracts are expected to be terminated by the end of the third quarter of 2004.

Operating Expenses

Cost of revenue consists of costs for direct customer support, end-user customer service, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers.  Cost of revenue was $379,000 and $1.7 million for the three and nine months ended September 30, 2003, of which $66,000 relating to the period of September 4, 2003 through September 30, 2003 for amounts reimbursed from eBay under the terms of the TSA agreement and recognized as part of total revenue.  Cost of revenue decreased $429,000 and $1.1 million for the three and nine months ended September 30, 2003, compared to $808,000 and $2.9 million for the three and nine months ended September 30, 2002, respectively.  As a percentage of revenue, cost of revenue decreased to 16.3% and 32.8% for the three and nine months ended September 30, 2003, respectively, compared to 56.3% and 69.7% for the three and nine months ended September 30, 2002, respectively.  The decrease of $429,000 for the quarter ended September 30, 2003 compared to quarter ended September 30, 2002 was due to a reduction of $308,000 in depreciation expense as a result of certain assets being fully depreciated, a reduction in salaries and related expenses of $105,000 resulting from lower headcount, and a reduction of $52,000 paid to our network provider, offset by an increase in contract services in the amount of $36,000. The decrease of $1.1 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2003 was due to a reduction in salaries and related expenses of $452,000 resulting from lower headcount, a decrease of $236,000 paid to our network providers, and a reduction of $614,000 due primarily to a decrease in depreciation as a result of assets being fully depreciated, offset by the increase of contract services of $155,000.

Gross profit increased to 83.7% for the three months ended September 30, 2003 compared to 43.6% for the three months ended September 30, 2002. Gross profit increased to 67.2% for the nine months ended September 30, 2003 compared to 30.3% for the nine months ended September 30, 2002. The increase in gross profit for the three and nine months ended September 30, 2003 as compared to September 30, 2002 was primarily attributable to the decreases in expenses as described above, and the increase in revenue relating to the TSA service fees and recognition of deferred revenue described above. The gross profits reported above are not necessarily indicative of gross profits for future periods.

Sales and marketing expenses were $462,000 and $1.6 million for the three and nine months ended September 30, 2003, of which $73,000 related to the period of September 4, 2003 through September 30, 2003 for amounts reimbursed from eBay under the terms of the TSA agreement and recognized as part of total revenue.  Sales and marketing decreased $26,000, or 5.3%, and $191,000, or 10.6%, compared to sales and marketing expenses of $488,000 and $1.8 million for the three and nine months ended September 30, 2002, respectively.  The decrease of $26,000 for the three months ended September 30, 2003 was due to primarily a reduction in salaries and related expenses of $36,000 resulting from lower headcount partially offset by an increase in contract services.  The decrease of $191,000 for the nine months ended September 30, 2003 was due to the reduction of salaries and related expenses of $206,000 resulting from lower headcount, reduction of marketing expenses of $23,000, and the reduction of maintenance contracts of $12,000 offset by the increase of contract services of $50,000.

Development and engineering expenses were $224,000 and $874,000 for the three and nine months ended September 30, 2003, respectively, of which $48,000 related to the period September 4, 2003 through September 30, 2003 for amounts reimbursed from eBay under the terms of the TSA agreement and recognized as part of total revenue.  Development and engineering expenses decreased $140,000, or 38.5%, and $959,000, or 52.3%, compared to development and engineering expenses of $364,000 and $1.8 million for the three and nine months ended September 30, 2002, respectively.  The decrease of $140,000 for the three months ended September 30, 2003 was primarily due to a reduction in salaries and related expenses of $99,000 resulting from lower headcount, a reduction of computer maintenance contracts of $32,000, and reduction in internet provider costs of $9,000.  The decrease of $974,000 for the nine months ended September 30, 2003 was due to a reduction in salaries and related expense of $716,000 resulting from lower headcount, reduction in computer maintenance contracts of $157,000, reduction in contract services of $40,000, and a reduction in internet provider costs of $31,000

General and administrative expenses were $1.3 million and $4.8 million for the three and nine months ended September 30, 2003, respectively, of which $149,000 related to the period of September 4, 2003 through September 30, 2003 for amounts reimbursed from eBay under the terms of the TSA agreement and recognized as part of total revenue.  General and administrative expenses decreased $194,000, or 12.9%, and decreased $506,000, or 9.5%, compared to general and administrative expenses of $1.5 million and $5.4 million for the three and nine months ended September 30, 2002, respectively.  The decrease for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, was due to a reclassification of certain legal costs of $479,000 that were previously recorded as general and administrative expenses during the quarter ended June 30, 2003 associated with the closing of the asset sale with eBay, Inc, to offset the gain on sale of assets, a reduction of depreciation of $174,000 as a result of certain assets being fully depreciated, reduction of facilities costs of $107,000, a reduction of contract services of $41,000, offset by an increase of $427,000 relating to payments made to certain officers and directors with respect to their unexercised stock options that terminated upon closing of the asset sale, an increase of board of director fees of $174,000, and an increase of salaries and related expenses of $30,000.  The decrease for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due to a decrease in depreciation expense of $723,000, reduction in legal fees of $57,000, reduction in facilities costs of $212,000, reduction in recruitment costs of $107,000 offset by an increase of salary and related expenses of $329,000, an increase in board of directors fees of $207,000, and an increase of the license assignment fee of $81,000.

Unutilized office space charge.  In the first quarter of 2002, we recorded a charge of $4.5 million for unutilized office space at our Woburn, Massachusetts’s headquarters. This charge included rent and other related costs for a significant portion of our leased space, which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we paid $746,000 against this accrual, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. During the nine months ended September 30, 2003 we paid $746,000 against this accrual for rent payments for unutilized office space. As of September 30, 2003, $1.3 million of the total charge remained accrued and unpaid relating to future rent payments related to unutilized office space.

(in thousands)
Roll forward of activity for unutilized office space
Initial charge recorded in March 2002	$4,500
Non-cash write-down of leasehold improvements and furniture and fixtures	(1,161)
Cash payments made in 2002	(746)
Reversal of accrual in December 2002	(513)
Unutilized space accrual at December 31, 2002	2,080
Cash payments made during the nine months ended September 30, 2003	(747)
Unutilized office space accrual at September 30, 2003	$1,333

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

At September 30, 2003, on the consolidated balance sheet deferred stock compensation was $0, net of equity-related charges of $106,000 amortized to the consolidated statement of operations and canceled stock options valued at $53,000 during the nine months ended September 30,. 2003.  For the three and nine months ended September 30, 2003 and 2002, equity-related expense recognized was $16,000 and $106,000, and $1.0 million and $9.8 million, respectively.

Other Income, net

Other income, net, was $1.2 million for the three months ended September 30, 2003, an increase of $894,000 compared to other income, net, of $315,000 for the three months ended September 30, 2002.  Other income, net, was $1.6 million for the nine months ended September 30, 2003, an increase of $508,000 compared to other income, net, of $1.1 million for the nine months ended September 30, 2002.  The increases in other income, net for the three and nine months ended September 30, 2003 was primarily the result of the net gain on the eBay purchase of assets in the amount of $1.2 million offset by the result of lower interest income from lower average balances of cash, cash equivalents and investments and lower interest rates compared to the same periods of prior year.

Liquidity and Capital Resources

At September 30, 2003, cash and cash equivalents, marketable securities and restricted cash related to a lease deposit and an escrow account established to fund severance obligations totaled $47.9 million.

Cash used in operating activities was $5.6 million for the nine months ended September 30, 2003 and $5.3 million for the nine months ended September 30, 2002. Net cash flows from operating activities for the nine months ended September 30, 2003 reflect a net loss of $2.3 million combined with a charge for unutilized office space, an increase in prepaid expenses, accrued expenses and other non-current liabilities offset by depreciation expense, amortization of deferred compensation and equity-related charges, accounts payable, accounts receivable, long-term prepaid and deferred revenue. Net cash flows from operating activities for the nine months ended September 30, 2002 reflect a net loss of $21.5 million combined with an increase in prepaid expenses and other current assets, partially offset by depreciation expense, amortization of deferred compensation and equity-related charges, loss on disposal of property and equipment, short and long-term liabilities related to the unutilized space charge and an increase in accrued expenses.  On October 10, 2003  the Company declared a cash dividend of $1.30 per share on the Company’s common stock, representing an aggregate cash distribution of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.

Net cash provided by investing activities was $17.3 million for the nine months ending September 30, 2003 compared with net cash provided by investing activities of $12.0 million for the nine months ended September 30, 2002.  For the nine months ended September 30, 2003 and 2002 the net cash provided by investing activities was primarily attributable to proceeds from the sale and maturity of marketable securities.

For the nine months ended September 30, 2003 net cash used in financing activities was $3.1 million primarily consisting of the payment of the liquidation preference to eBay, Inc. in the amount of $2.0 million, the Company’s repurchase of the Series B Shares in the amount of $1.5 million offset by the proceeds of option exercises. Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2002, resulting primarily from the purchase of 3,181,000 shares of our Common Stock from the original founder of the Company for $4.0 million offset by the issuance of 952,380 shares of our Series B Shares to eBay in May 2002 for net proceeds of $1.8 million.

The Company has not yet determined a business plan for the period following the TSA, and can give no assurance that the Company’s existing cash and cash equivalents will be sufficient to fund any such plan. The Company believes that its cash needs will primarily relate to costs associated with its operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements as well as the expenses associated with any new business activities, which may be undertaken by the Company.  If additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Foreign Currency Risk

International sales are made mostly from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.  Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.  Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results.  The effect of foreign exchange rate fluctuations on Dynabazaar for the three and nine months ended September 30, 2003 and 2002 were not significant.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.    There was no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Dynabazaar has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar’s initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar’s initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1934. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company’s directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company’s directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

In the quarter ended September 30, 2003, eBay asserted two indemnification claims against us under one of our commercial agreement with eBay.  In one case, the claim is based upon a third party alleging that certain of our former technology utilized by eBay infringes certain patents of the third party.  In the second case, the claim is based upon a third party alleging that certain technology utilized by eBay, which may include our former technology, infringes certain patents of such third party.  No lawsuits have been filed.  Given the early stage of these claims at this time, we cannot make a determination as to the ultimate outcome of these matters and the impact, if any, on our financial condition, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)          Use of Proceeds

On March 17, 2000, we completed the initial public offering of our common stock.  The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-92677).  The Securities and Exchange Commission declared the Registration Statement effective on March 13, 2000.  We estimate that as of September 30, 2003, of the approximately $89.1 million, net of offering expenses approximately $30.6 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment, $4.0 million to repurchase 3.1 million shares of our common stock from our founder, and $1.5 million for the repurchase of redeemable convertible preferred stock.  At September  30, 2003, substantially all of the remaining net proceeds (approximately $47.9 million) were held in investments in commercial paper, government bonds and other interest-bearing accounts.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of our stockholders was held on September 3, 2003 to consider and vote upon (i) the sale of substantially all of our assets to eBay Inc., (ii) an amendment to our amended and restated certificate of incorporation to change our name to “Dynabazaar, Inc.” and (iii) the election of two Class III directors.  Shikhar Ghosh and Lloyd I. Miller, III was each elected to serve until our 2006 annual meeting of stockholders or until such person’s successor is duly elected and qualified.  Set forth below are the voting results from the special meeting:

Proposal	Votes For	Votes Against	Abstentions/Broker Non-votes

Asset Sale	17,517,920	236,557	4,894,409

Name Change	22,248,102	357,354	43,430

Director	Votes For	Votes Withheld

Shikhar Ghosh	17,484,051	5,164,835

Lloyd I. Miller, III	20,211,682	2,437,204

Pursuant to a settlement agreement entered into on June 20, 2003 with Lloyd I. Miller, III and entities affiliated with him, Dynabazaar agreed to expand its board of directors from five to six members and to nominate Mr. Miller to serve as a Class III director.  For a complete description of the terms of the settlement, see the section of Dynabazaar’s definitive proxy statement dated August 6, 2003 entitled “Proposal 1-Sale of Substantially All of Our Assets-Other Agreements Related to the Asset Sale-Settlement Agreement”

The following individuals continued as directors after the meeting: Rory J. Cowan, Nanda Krish, Thomas J. Litle and Joseph Wright.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)               Reports on Form 8-K

On September 19, 2003, we filed a Current Report on Form 8-K dated September 4, 2003 with the Securities and Exchange Commission, reporting under Items 2 and 7 the closing of the asset sale to eBay, Inc.  We will file the pro forma financial information required to be filed as part of the report by an amendment to the report as soon as practicable, but in no event later than November 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dynabazaar, Inc.

Date: November 14, 2003	By:	/s/ Nanda Krish
Nanda Krish,
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	By:	/s/ Janet Smith
Janet Smith,
Chief Financial Officer
(Principal Financial and Accounting Officer)