Form 10-K
period 2003-12-31
DYNABAZAAR INC
filed 2004-03-30
CIK 1053676

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 2003

                                      or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from ________________ to ________________


                        Commission File Number 000-29423

                                   -----------

                                DYNABAZAAR, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        04-3351937
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)
    888 Seventh Avenue, New York, NY                               10019
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (212) 974-5730

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant                   Common Stock, $0.001 par value
to Section 12(g) of the Act:                    Preferred Stock Purchase Rights
                                                     (Title of each class)


                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

         The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $10,000,845 on March 26 , 2004, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

         The number of shares outstanding of the registrant's common stock as of March 26, 2004 was 27,049,744.

===============================================================================

                                DYNABAZAAR, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2003
                                      INDEX




                                                                                                                            Page
                                                                                                                            ----
Part I. Business
           Item 1.    Business..........................................................................................     1
           Item 2.    Properties........................................................................................     3
           Item 3.    Legal Proceedings.................................................................................     3
           Item 4.    Submission of Matters to a Vote of Security Holders...............................................     4
Part II
           Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters..............................     4
           Item 6.    Selected Financial Data...........................................................................     5
           Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............     5
           Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................................    15
           Item 8.    Financial Statements and Supplementary Data.......................................................    15
           Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............    15
           Item 9A.   Controls and Procedures...........................................................................    16
Part III
           Item 10.   Directors and Executive Officers of the Registrant................................................    16
           Item 11.   Executive Compensation............................................................................    18
           Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....    24
           Item 13.   Certain Relationships and Related Transactions....................................................    26
           Item 14.   Principal Accountant Fees and Services............................................................    26
Part IV
           Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................    26
Signatures..............................................................................................................    28


                                     PART I

ITEM 1. BUSINESS.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Results of Operations and Financial Condition" on page 13 of this Form 10-K. You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

Overview and Recent Events

Through September 3, 2003, Dynabazaar, Inc. formerly known as FairMarket, Inc. ("we," "us," "Dynabazaar" or the "Company") was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003 (the "Asset Purchase Agreement"). The assets sold included all of our intellectual property and technology, all rights under certain transferred customer contracts and under certain intellectual property license agreements, and accounts receivable relating to services performed after the date of the closing of the asset sale with respect to the transferred customer contracts. Of the total consideration, $2.5 million in cash was paid to us at closing and $2 million was placed in escrow for a period of two years following the closing in order to secure our indemnification, compensation and reimbursement obligations under the Asset Purchase Agreement. At the end of the two-year escrow period, all funds remaining in the escrow account at that time will be paid to us by the escrow agent, subject to any pending claims.

Following the closing of the asset sale, we changed our name from "FairMarket, Inc." to "Dynabazaar, Inc."

In connection with the asset sale, the parties entered into a Transition Services Agreement, ("TSA") pursuant to which we provided services to eBay through December 31, 2003 to fulfill customer service obligations under customer contracts assumed by eBay. Additionally, through December 31, 2003, we continued to provide services to nine retained customers, six in the United States, and three in the United Kingdom under the same terms as were provided before the closing date of the asset sale. The revenue derived from those retained customers was not significant.

Twelve of our former employees were hired by eBay, Inc. in connection with the asset sale.

On October 10, 2003, we declared a cash distribution of $1.30 per share to shareholders of record representing a return of capital on our common stock. The distribution was paid on November 3, 2003 to stockholders of record on October 20, 2003 and totalled approximately $35 million.

In connection with the closing of the asset sale, eBay, Inc., the holder of our Series B preferred stock (the "Series B Shares"), elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares. The liquidation preference and accrued and unpaid dividends were paid to eBay, Inc. on September 5, 2003 in the amount of approximately $2,024,000. On September 29, 2003, we repurchased from eBay and retired all of the Series B Shares for a purchase price of $1,466,665 in cash. The payment represented payment in full for any and all obligations of the Company in respect of the Series B Shares.

In December 2003, we received notice from the Nasdaq Stock Market that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. To avoid delisting, Nasdaq has stated that the bid price of our common stock must close at $1.00 per share or more for at least ten consecutive trading days prior to June 14, 2004.

In December 2003, we entered into an Administrative Services Agreement with Barington Capital Group, L.P., or Barington, pursuant to which Barington is providing services to us with respect to our administrative functions, such as maintenance of books and records, and treasury, benefits and tax matters. James
A. Mitarontonda, our Chief Executive Officer and a Director, is Chairman of Barington's general partner. In connection with the Company's cessation of its online auction business, effective as of January 1, 2004, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, LP (" Barington"), a limited partnership whose general partner is a corporation of which James Mitarontonda is Chairman, President and Chief Executive Officer. James Mitarontonda is the Company's President and Chief Executive Officer . We pay Barington and a director a monthly fee of $8,000 for such services as well as reimbursement of reasonable expenses. In connection with the agreement, we granted to James Mitarontonda an option to purchase up to 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date.

In January 2004, James A. Mitarontonda was appointed as our Chief Executive Officer and Mel Brunt was appointed as our Chief Financial Officer.

On February 2, 2004, we dismissed PricewaterhouseCoopers LLP as our independent accountants and engaged Rothstein, Kass & Company, P.C. as our independent auditors commencing with the audit of our financial statements for the year ended December 31, 2003.

We are currently reviewing alternatives for the use and disposition of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

Sources of Revenue

Prior to September 3, 2003, we derived revenue from: (1) application fees, which consisted of implementation and fixed monthly hosting, support and operating fees; (2) transaction fees; and (3) professional services fees, which included fees for the development of business applications, technical customization and integration (including as part of the implementation process), and e-marketing, usability and other consulting services.

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

Our Professional Services Group performed a range of business applications, technical customization, integration, e-marketing, usability and other consulting services related to our product offerings for which we charged either a one-time or a monthly professional services fee, generally based on time and materials used, depending on the nature of the service. These fees were generally recorded as deferred revenue and recognized as revenue, ratably, over the contract period if the service provided was related to an ongoing service relationship, and were recognized as revenue in the period in which the service was provided if unrelated to an ongoing service relationship.

Merchant customers, including MarketSelect customers, paid transaction fees at varying percentages based on the gross proceeds from the sale of their listed products and services, whether sold on their sites, on eBay or on other Dynabazaar Network sites. For community customers, transaction fees consisted of our share of success fees charged to sellers upon a completed sale, listing fees, and enhanced listing fees, which are fees charged for the prominent display of a particular seller or listing (such as under a list of "Featured Merchants" or "Featured Listings"). Community customers paid transaction fees calculated in one of two ways. Generally, under contracts entered into before 2000, these fees were calculated based on a percentage of the gross proceeds from the sale of the items that are listed through the community site and sold either on the community site or on other Dynabazaar Network sites. The fee percentages varied by customer depending on the anticipated level of activity on the customer's site and the level of the fixed monthly fees. These communities received a percentage of the gross proceeds from the sale of items that are listed directly on other sites in the Dynabazaar Network and sold through the community site. Contracts entered into starting in early 2000 generally provided for payment by the community customer of transaction fees with respect to the sale of listings that were placed on the community site that were calculated as a percentage of the percentage transaction fee that the community charged to its end-users when the listing sold; similarly, for listings that were listed directly through other sites in the Dynabazaar Network and sold through the community site, the community site received a percentage of the percentage transaction fee that the listing site charged to the listing site's end-user when the listing sold. We recorded revenue net of amounts shared with our customers, which we recognized as revenue at the end of the listing period.

From September 4, 2003 through December 31, 2003, we continued to provide services to nine customers under contracts not included as part of the asset sale. Revenue recognized related to these contracts for the period September 4, 2003 through December 31, 2003 was approximately $161,000. The sources of revenue from the nine retained customers are substantially similar to the definitions provided above.

Under the terms of the TSA, we received from eBay fees that covered substantially all of our costs related to fulfilling customer service obligations under customer contracts assumed by eBay, including the costs of the services of our employees, the use of a portion of our facilities, the use of our information technology infrastructure and the use of our technology platform. For the period September 4, 2003 to December 31, 2003 we recognized TSA service fees in the amount of $1.7 million as a part of total revenue.

Customers

         We had one customer in 2003 that accounted for more than 10% of our total revenue. EBay, Inc. accounted for 37.8% of total revenue.We had three customers in 2002 that each accounted for more that 10% of our total revenue, Sam's West, Inc. accounted for 13.6%, revenue from providing promotion services to Burger King under our exclusive marketing agreement with eBay, Inc. accounted for 13.1% and Microsoft Corporation accounted for 12.6% of total revenue. In November 2002, our contract with eBay, Inc. related to the Burger King promotion program was terminated. No single customer accounted for more than 10% of our total revenue for 2001.

Business Segments and Geographic Areas

         During 2003 we operated in one business segment. For the years ended December 31, 2003, 2002 and 2001, approximately 23.2%, 27.0% and 21.0%, respectively, of our total revenue was derived from customers located outside the U.S.

Research and development costs are expensed as incurred. Expenditures for research and development costs, which are included in total development and engineering expenses, were approximately $1.1 million, $1.2 million and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Employees

         As of December 31, 2003, we had 1 full-time employee. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

As of March 26, 2004 our headquarters were moved to New York, NY.

As of December 31, 2003 our headquarters were located in an office park in Woburn, Massachusetts, where we lease approximately 68,000 square feet of office space. Of that amount, we occupy approximately 18,000 square feet and approximately 11,000 square feet is subleased to one subtenant. In March 2004, we entered into a Lease Termination Agreement with Acqiport Unicorn, Inc. (" the landlord"). The Company will pay $1.2 million to completely satisfy its remaining obligation with regard to the lease of its former corporate headquarters in Woburn, Massachusetts. The termination will become effective as of March 31, 2004, and the Company will completely vacate the premises by April 10, 2004. In the U.K. we lease approximately 10,000 square feet of office space. We are currently negotiating with the leasing agent to effect a termination of our lease obligation. At this point in time we cannot make a determination of the outcome of these negotiations.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under
Section 11 of the Securities Act of 1934. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

In the quarter ended September 30, 2003, eBay asserted two indemnification claims against us under one of our commercial agreement with eBay. We settled one of these claims for a cash payment to eBay of $210,000. The remaining claim is based upon a third party alleging that certain of our former technology utilized by eBay infringes certain patents of the third party. No lawsuit has been filed. Given the early stage of the claim at this time, we cannot make a determination as to the ultimate outcome of this matter and the impact, if any, on our financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         Our common stock is listed on the Nasdaq National Market under the symbol "FAIM." The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq National
Market:


                                                    High       Low
                                                    ----       ---

Year Ended December 31, 2003:
First Quarter................................      $1.67     $1.42
Second Quarter...............................      $2.00     $1.52
Third Quarter................................      $1.71     $1.54
Fourth Quarter...............................      $1.79     $0.31



                                                    High       Low
                                                    ----       ---

Year Ended December 31, 2002:
First Quarter................................      $1.72     $1.01
Second Quarter...............................      $1.56     $1.12
Third Quarter................................      $1.58     $1.09
Fourth Quarter...............................      $1.74     $1.18


         As of March 26, 2004, there were approximately 183 holders of record of our common stock.

         We have not paid or declared any cash dividends on shares of our common stock other than the $1.30 per share distribution paid in October 2003. Any future determinations as to the payment of dividends on our common stock will depend upon our capital requirements, earnings, liquidity and such other factors as our Board of Directors may consider.

Use of Proceeds from Sale of Registered Securities

         On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the Securities and Exchange Commission on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that as of December 31, 2003, approximately $35.3 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment, $4.0 million to repurchase 3.1 million shares of our common stock from our founder, $35 million cash distribution to shareholder of record, representing a return of capital, 3.5 million for Series B repurchase and liquidation preference. At December 31, 2003, substantially all of the remaining net proceeds (approximately $10.7 million) were held in investments in commercial paper, government bonds and other interest-bearing accounts.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 and the consolidated balance sheets data as of December 31, 2003, 2002, 2001, 2000, and 1999 are derived from our audited consolidated financial statements.


                                                                                     For the Years Ended December 31,
                                                                            ---------------------------------------------------
                                                                            2003      2002       2001        2000         1999
                                                                            ----      ----       ----        ----         ----
                                                                                    (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue .............................................................   $  6,673    $  5,747    $  8,571    $ 10,937    $  2,121
Total operating expenses ............................................     12,752      29,075      51,688      66,732      19,146
Loss from operations ................................................     (6,079)    (23,328)    (43,117)    (55,795)    (17,025)
Net loss ............................................................     (4,599)    (22,115)    (40,183)    (51,267)    (16,509)
Basic and diluted net loss per share ................................   $  (0.18)   $  (0.79)   $  (1.39)   $  (2.15)   $  (3.30)
Shares used to compute basic and diluted net loss per share .........     26,796      28,080      28,870      23,811       5,010



                                                                                                  December 31,
                                                                            --------------------------------------------------
                                                                            2003      2002       2001        2000         1999
                                                                            ----      ----       ----        ----         ----
                                                                                           (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities ...................    $ 10,697    $ 54,734    $ 63,372    $ 76,104    $ 13,079
Working capital ....................................................       5,547      39,572      40,411      79,075      12,305
Total assets .......................................................      16,630      59,267      71,450      93,449      20,071
Obligation under capital lease excluding current portion ...........          --          --          --         148          --
Total stockholders' equity (deficit) ...............................      12,314      52,909      68,857      87,282      (1,118)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the risks and uncertainties discussed under the heading "Factors that May Affect Results of Operations and Financial Condition" on page 13 of this Form 10-K. You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report.

Overview

Through September 3, 2003, Dynabazaar, Inc. formerly known as FairMarket, Inc. ("we," "us," "Dynabazaar" or the "Company") was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003 (the "Asset Purchase Agreement"). The assets sold included all of our intellectual property and technology, all rights under certain transferred customer contracts and under certain intellectual property license agreements, and accounts receivable relating to services performed after the date of the closing of the asset sale with respect to the transferred customer contracts. Of the total consideration, $2.5 million in cash was paid to us at closing and $2 million was placed in escrow for a period of two years following the closing in order to secure our indemnification, compensation and reimbursement obligations under the Asset Purchase Agreement. At the end of the two-year escrow period, all funds remaining in the escrow account at that time will be paid to us by the escrow agent, subject to any pending claims.

Following the closing of the asset sale, we changed our name from "FairMarket, Inc." to "Dynabazaar, Inc."

In connection with the asset sale, the parties entered into a Transition Services Agreement, ("TSA") pursuant to which we provided services to eBay through December 31, 2003 to fulfill customer service obligations under customer contracts assumed by eBay. Additionally, through December 31, 2002, we continued to provide services to nine retained customers, six in the United States, and three in the United Kingdom under the same terms as were provided before the closing date of the asset sale. The revenue derived from those retained customers was not significant.

Twelve of our former employees were hired by eBay, Inc. in connection with the asset sale.

On October 10, 2003, we declared a cash dividend of $1.30 per share on our common stock, representing an aggregate cash distribution of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.

In connection with the closing of the asset sale, eBay, Inc., the holder of our Series B preferred stock (the "Series B Shares"), elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares. The liquidation preference and accrued and unpaid dividends were paid to eBay, Inc. on September 5, 2003 in the amount of approximately $2,024,000. On September 29, 2003, we repurchased from eBay and retired all of the Series B Shares for a purchase price of $1,466,665 in cash. The payment represented payment in full for any and all obligations of the Company in respect of the Series B Shares.

In December 2003, we received notice from the Nasdaq Stock Market that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. To avoid delisting, Nasdaq has stated that the bid price of our common stock must close at $1.00 per share or more for at least ten consecutive trading days prior to June 14, 2004.

In December 2003, we entered into an Administrative Services Agreement with Barington Capital Group, L.P., James Mitarontonda, Chief Executive Officer and a Director, or Barington, pursuant to which Barington is providing services to us with respect to our administrative functions, such as maintenance of books and records, and treasury, benefits and tax matters. James A. Mitarontonda, our Chief Executive Officer, is Chairman of Barington's general partner. In connection with the Company's cessation of its online auction business, effective as of January 1, 2004, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarontonda is Chairman, President and Chief Executive Officer. James Mitarontonda is the Company's President and Chief Executive Officer. We pay Barington and a director a monthly fee of $8,000 for such services as well as reimbursement of reasonable expenses. In connection with the agreement, we granted to James Mitarontonda an option to purchase up to 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date. In January 2004, James
A. Mitarontonda was appointed as our Chief Executive Officer and Mel Brunt was appointed as our Chief Financial Officer.

On February 2, 2004, we dismissed PricewaterhouseCoopers LLP as our independent accountants and engaged Rothstein, Kass & Company, P.C. as our independent auditors commencing with the audit of our financial statements for the year ended December 31, 2003.

In January 2004, James A. Mitarontonda was appointed as our Chief Executive Officer and Melvyn Brunt was appointed as our Chief Financial Officer.

We are currently reviewing alternatives for the use and disposition of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

         Our common stock continues to be traded on The Nasdaq National Market. The market price per share dropped significantly subsequent to the payment of the $1.30 per share cash distribution to our common stockholders. The market price of our common stock as of March 5, 2004 was $0.37 per share. On December 17, 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4450(a)(5), we have until June 14, 2004 for our stock to trade above $1.00 for 10 consecutive trading days to avoid being delisted from The Nasdaq National Market. We may be delisted before that date if we fail to meet other criteria for continued inclusion on The Nasdaq National Market. If we are delisted from The Nasdaq National Market, our stock will only be traded on the OTC Bulletin Board. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or "thinly traded," which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may be unable to sell a position at a later date. If our stock is delisted from the Nasdaq National Market, then the ability of our stockholders to buy and sell our shares will be materially impaired. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

Critical Accounting Policies

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

         We follow the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09") in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

         o We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of the Company's products and services such that the Company could have purchased the products from a third party, and

         o We can reasonably estimate the fair value of the benefit received.

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

 Allowance for doubtful accounts and revenue reserve. When estimating our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends and other factors. If collection of accounts receivable is not reasonably assured, we establish a reserve for any revenue within the current reporting period for that customer and we charge bad debt expense for any revenue recognized in prior reporting periods for that customer.

 Deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and tax planning strategies in assessing the need for the valuation allowance, if management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would effect the provision for income taxes in the period such determination was made.

 Unutilized Office Space. In the fourth quarter of 2003 and first quarter of 2002, we recorded charges of $160,000 and $4.5 million, respectively, for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2003, we charged $1.0 million against this reserve which represented rent payments related to unutilized office space. During 2002, we charged $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures.

New Accounting Pronouncements


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is currently evaluating SFAS 149 and has not yet determined the impact of adopting its provisions.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.


Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

         For the years ended December 31, 2003, 2002 and 2001, our net loss was $4.7 million, $22.1 million and $40.2 million, respectively. The reduction in net loss of $17.4 million when comparing 2003 to 2002 was primarily due to a decrease in equity related charges in the amount of $9.8 million, a decrease in total operating expenses of $16.3 million, an increase in total revenue of $900,000, and a decrease of interest income of $1.1 million. The reduction in net loss of $18.2 million when comparing 2002 to 2001 was primarily due to a decrease in total operating expenses of $22.6 million, partially offset by a decrease in revenue of $2.8 million and a decrease in interest income of $1.7 million.

Revenue

         Total revenue was $6.7 million for 2003 compared to $5.7 million in 2002. The increase of $1 million in revenue for 2003 compared to the prior year was due primarily service fees received under the TSA with eBay offset by the loss of revenue from customers transferred to eBay as part of the Asset Purchase Agreement. Total revenue was $5.7 million for 2002 compared to $8.6 million in 2001. The decrease of $2.8 million in revenue for 2002 compared to the prior year was due primarily to a reduction in the average revenue per customer and the decrease in the number of our customers described below. Application fees, which represented approximately 55.7% of total revenue for 2003 compared to approximately 74.6% of total revenue for 2002, decreased by $563,000, or 13.1%, as compared to 2002. The decrease is primarily attributable to the loss of revenue relating to customer contracts transferred to eBay. Application fees, which represented approximately 74.6% of total revenue for 2002 compared to approximately 77.1% of total revenue for 2001, decreased by $2.3 million, or 35.2%, as compared to 2001. Also reflected in these decreases was the effect of the revenue shift we began to experience during the second half of 2001, from fixed monthly fees for hosting and maintaining customers' sites to transaction-based fees, and the percentage increase in the number of our customers that use our Market Select service, the fees for which are primarily transaction based. Transaction fees, which represented approximately 15.2% of total revenue in 2003 compared to approximately 20.5% of total revenue for 2002, decreased by $171,000, or 14.5%, for 2003 as compared to 2002. This decrease is also primarily attributable to the loss of revenue relating to customer contracts transferred to eBay. Transaction fees, which represented approximately 20.5% of total revenue in 2002 compared to approximately 10.6% of total revenue for 2001, increased by $270,000, or 29.7%, for 2002 as compared to 2001. We believe that this revenue shift is partly a result of recent economic conditions and pricing competition, and partly a result of an increasing portion of our customers using our MarketSelect service (which we launched during the second quarter of 2001), the fees for which are primarily transaction-based. Professional services fees, which represented approximately 3.9% of total revenue in 2003, compared to approximately 4.9% in 2002, decreased by $22,000, or 7.8%, for 2003 as compared to the prior year. Professional services fees, which represented approximately 4.9% of total revenue in 2002, compared to approximately 12.3% in 2001, decreased by $768,000, or 73.1%, for 2002 as compared to the prior year. The decrease was due primarily to customer engagements being smaller in scale and shorter in duration when compared to the services provided in 2002 and 2001, as well as customer contracts being transferred to eBay. TSA services, represented approximately $1.7 million or 25.2% of total revenue for 2003.

         International revenue was $1.5 million, $1.6 million and $1.8 million or 23.1%, 27.0% and 21.0% of total revenue, in 2003, 2002 and 2001, respectively. In the first quarter of 2002, we completed the closing of our office in Australia, and in the third quarter of 2001 we completed the closing of our office in Germany. There are risks inherent in doing business internationally, including, among others, fluctuating currency exchange rates, differing legal and regulatory requirements and differing accounting practices. We price, invoice and collect fees for our international services primarily in the currency of our local subsidiary. To date, currency fluctuations have not had a material effect on our results of operations and financial condition.

         The one-time set-up fees we charge for the implementation of customer sites and our MarketSelect service and implementation-related professional services are deferred and recorded as revenue over the term of the related contracts. At December 31, 2003, 2002 and 2001, there was $0, $333,000 and $207,000 of deferred revenue, respectively, relating to set-up fees and $0, $187,000 and $31,000, respectively, relating to professional services.

         In 2003, we added eight new customers and terminated 59 contracts, ending 2003 with 0 customers. In 2003, most of our customer contracts were transferred to eBay and the remaining contracts have been terminated. In 2002, we added twenty-four new customers and terminated twenty contracts, either by us or by the customer, ending 2002 with 51 customers, a decrease of 4 customers from 55 customers at December 31, 2001. During 2001, approximately 56 customer contracts were terminated, either by us or by the customer, terminations by customers occurred primarily as a result of economic conditions that led in some cases to the customer ceasing operations and in other cases to the customer refocusing on other areas of their business.

         Average annual revenue per customer, was $113,098, $112,700 and $144,000 for 2003, 2002 and, 2001, respectively. The decrease in average revenue was due primarily to a change in our mix of customers and the service offerings provided to those customers that used more transaction based services and less fixed price and professional services in 2002 compared to 2001.

         In 2003 we had one customer that accounted for more than 10% of total revenue; eBay, Inc. accounted for 37.8%. We had three customers in 2002 that each accounted for more than 10% of total revenue; Sam's West, Inc. accounted for 13.6%, revenue from providing promotion services to Burger King under our exclusive marketing agreement with the eBay, Inc. accounted for 13.1% and Microsoft Corporation accounted for 12.6%, of total revenue. In 2001 no one customer accounted for more than 10% of total revenue.

Operating Expenses

Cost of Revenue

         Cost of revenue was $2.1 million in 2003, $3.6 million in 2002, and $4.9 million in 2001. As a percentage of revenue, cost of revenue decreased to 31.2% in 2003 from 2002 and, increased to 61.9% in 2002 from 57.4% in 2001.

         Cost of revenue consists of costs for direct customer support and support to end-users of our customers' sites, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers.

         The decrease of $1.5 million in 2003 and $1.3 million in 2002 was primarily due to a reduction in salaries and related expenses resulting from headcount reductions, and a reduction in the fees paid to network providers for bandwidth. In addition, we realized cost reductions by relocating our UK Data Center to our US Data Center.

         Gross profit was 68.8%, 38.1% and 42.6% of total revenue for 2003, 2002 and 2001, respectively. This decrease in gross profit for 2002 and 2001 was primarily attributable to the decrease in revenue discussed above. The gross profit reported above is not necessarily indicative of gross profit for future periods. Actual gross profit may vary significantly depending on, among other things, customer mix, product mix, price competition, technological changes and extraordinary costs. Our cost of revenue components are primarily fixed in nature and will continue to be fixed in the short term, as a result gross profit is largely based on revenue results.

Sales and Marketing

         Sales and marketing expenses were $2.0 million for 2003 compared to $2.3 million for 2002 and $8.0 million in 2001. The decrease in 2003 is attributable to a reduction in salaries and related expenses. The decrease of $5.7 million in 2002, was due primarily to the absence of amortization of $3.5 million of an email marketing database which we purchased from At Home Corporation (formerly known as Excite, Inc.) in the fourth quarter of 2000 for cash in connection with the termination of an auction services agreement which was amortized over its useful life in 2001. Also contributing to the decrease in sales and marketing expenses was a reduction in salaries and related expenses of $1.7 million, resulting from lower headcount and a reduction of $453,000 in marketing expenses.

Development and Engineering

         Development and engineering expenses were $1.1 million for 2003, a decrease of $1.1 million or 50% compared to 2002.Development and engineering expenses were $2.2 million for 2002, a decrease of $2.7 million, or 55.1%, compared to development and engineering expenses of $4.9 million for 2001. The decrease was primarily due to a reduction in salaries and related expenses resulting from lower headcount.

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

General and Administrative

         General and administrative expenses were $7.3 million in 2003, an increase of $700,000 or 11% compared to 2002. Contributing to the increase was the payment, in December, of termination pay to all of our remaining employees, together with a patent litigation settlement of $210,000, and an increase in the premium for D&O insurance. General and administrative expenses were $6.6 million in 2002, a decrease of $4.1 million, or 38.5%, compared to general and administrative expenses of $10.7 million in 2001. The decrease in 2002 of $4.1 million was attributable to a reduction in salary and related expenses of $1.0 million resulting from lower headcount, a reduction in depreciation and rent expense of $808,000 resulting from the one-time charge for unutilized office space in the first quarter of 2002 and the relocation of our UK Data Center in the second quarter of 2002, a decrease in bad debt expense of $738,000, a decrease in contract services of $394,000, a decrease in depreciation of $823,000 resulting from certain fixed assets becoming fully depreciated and other general and administrative operating expense reductions of $239,000.

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

Unutilized Office Space Charge

         In the fourth quarter of 2003 and first quarter of 2002, we recorded charges of $160,000 and $4.5 million, respectively, for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2003, we charged $1.0 million against this reserve which represented rent payments related to unutilized office space. During 2002, we charged $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures.

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

         At December 31, 2002, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $159,000, net of $527,000 and $1.8 million relating to stock options canceled in 2002 and 2001, respectively, and net of amortization of $1.0 million in 2002, $1.5 million in 2001. Deferred stock compensation is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. We expect to incur equity-related compensation expense of at least $159,000 in 2003.

         At December 31, 2002, equity-related charges on the consolidated balance sheet were $0 net of $18.0 million that we reversed through equity as a result of the relinquishment by Microsoft of certain warrants discussed below, and net of amortization of $9.4 million in 2002, $20.1 million in 2001. Equity-related charges were amortized ratably over the terms of the related agreements of approximately three years after giving effect to the amendment of the Microsoft agreement and termination of the original Excite agreement discussed below.

Gain on Sale of Assets

         On June 20, 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with eBay, Inc. ("eBay") to sell substantially all of the Company's technology and business assets to eBay for $4.5 million in cash. On September 4, 2003 the Company closed on the sale of assets to eBay.

         The Agreement also provided that $2 million of the consideration be held in escrow for a two-year period in order to secure the Company's indemnification obligations. The Company estimated its potential liability under the indemnificiation to be $2 milllion in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and recorded such liability as a reduction in the gain on the sale of assets.

         The Company recorded a gain on the sale of assets of $1,183,000 based on the proceeds less direct costs of $1,338,000 and the indemnification liability noted above, which is recorded in the results of operations for the year ended December 31, 2003.

Interest Income, Net

         Interest income was $300,000, $1.4 million and $3.1 million in 2003, 2002, and 2001, respectively. The decrease in interest income for 2002 and 2001 was due principally to lower average cash, cash equivalents and marketable securities balances during these periods as a result of cash used in operating activities and to a lesser extent a decrease in interest rates.

Microsoft and Excite Contracts

         In June 2001, we amended the auction services agreement that we entered into with Microsoft in July 1999, which originally provided that, if Microsoft drove more than a specified number of Internet users to the Dynabazaar Network through its Internet portal site, we would guarantee a minimum level of transaction fee revenue regardless of actual transaction fee revenue earned by Microsoft. Under this provision, if Microsoft met its minimum annual traffic guarantee but such increase in traffic did not produce sufficient revenue to meet the minimum guaranteed revenue, we would have had a financial obligation to Microsoft equal to the difference between the minimum guaranteed payment and its portion of fees actually collected. The minimum guaranteed revenue was $5.0 million for the first contract year. Microsoft did not meet its minimum annual traffic guarantee for the first contract year and therefore no payment was required. As part of the June 2001 amendment, this provision was eliminated from the auction services agreement. Also under the terms of the amendment, Microsoft relinquished the warrants it held to purchase 4,500,000 shares of our common stock, which were issued in connection with the original July 1999 agreement with Microsoft. In exchange for the above, we waived our status as "pre-eminent auction services provider" to Microsoft's online properties. We valued the warrants at $28.5 million at the time of issuance and recorded a deferred charge to be amortized over the term of the Microsoft contract. As of June 2001, the unamortized value of the warrants on our balance sheet was approximately $18 million, which we reversed through equity during the third quarter of 2001 as a result of the relinquishment of the warrants. From the time we issued the warrants until Microsoft relinquished the warrants in June 2001, Microsoft beneficially owned in excess of 5% of our common stock. For the years ended December 31, 2002 and 2001, we recognized revenue of $727,000 and $335,000, respectively, from Microsoft for monthly service fees and a share of the transaction fees charged on the Microsoft sites.

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

         Net cash used in operating activities was $7.1 million for 2003, $6.3 million for 2002, $13.1 million for 2001.

         Net cash flows from operating activities in 2003 reflect a net loss of $4.6 million reduced by depreciation of 1.2 million, and a reduction of accounts receivable of 1.0 million. Net cash flow from operating activities for 2003 reflects an increase in gain on the sale of assets of 1.2 million, long-term prepaids of 1.6 million and unutilized lease costs of 888,000, and additional increases of accounts payable, accrued expenses, deferred revenue and other non-current liabilities.

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

         During 2003, cash provided by investing activities was $18.1 million primarily from the sale of marketable securities. In 2002, cash provided by investing activities was $20.9 million primarily from the sale of marketable securities. Cash used in investing activities was $27.6 million in 2001 and $19.9 million in 2000. Net cash used in investing activities for 2001 and 2000 includes $28.0 million and $12.9 million, respectively, for the purchase of marketable securities, net, and $905,000 and $7.0 million, respectively, for the purchase of property and equipment, net of capital lease obligations of $145,000 and $345,000 at December 31, 2001 and 2000, respectively. Cash used in financing activities was $38.2 million in 2003 of which $35.1 million was distribution to our shareholders.

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

We expect to fund our operating expenses for 2004 from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies, though currently we have no commitments for capital expenditures or strategic investments. We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and operating expenditure requirements for the near future. However, uncertainties exist as to the precise value of claims and liabilities, which may exceed our current existing cash and cash equivalents. In particular, we may be unable to negotiate settlements with respect to our remaining liabilities and we face and might face new claims, either of which, or collectively, could exceed our current existing cash and cash equivalents. Further, we do not have an operating business and consequently, we are currently exploring various options for the use of our remaining assets, including pursuit of a business strategy unrelated to our historical business. Acquisition and/or operation of any future business strategy may require us to obtain additional financing. In the interim, we believe our cash needs will primarily relate to costs associated with operation as a public company, such as legal and accounting costs, as well as the satisfaction of any potential legal judgments or settlements. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations and Commercial Commitments

         The following table presents our contractual obligations and commercial commitments as of December 31, 2003 and over the periods indicated below (in thousands):

                                                    Payments due by period
                                                ------------------------------
                                                           Less than       1-3
Contractual Obligations                         Amount      one year     years
-----------------------                         ------     ---------     -----
Operating and capital leases...............       $530          $273      $257
Other contractual obligation...............         21            15        --


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

We Currently Do Not Have an Operating Business, But Also Do Not Intend to Pursue a Course of Complete Liquidation and Dissolution, and Accordingly, the Value of Your Shares May Decrease.

We currently do not have any operating business; we are considering various options for the use of our remaining assets, but have yet to approve any definitive plans. In the meantime, we will continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Stockholders May Be Liable to Our Creditors for Up to Amounts Received From Us if Our Reserves Are Inadequate

If we pursue a plan of complete liquidation and dissolution, a Certificate of Dissolution will be filed with the State of Delaware after such plan is approved by our stockholders. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors for such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts), including the cash distribution of $1.30 per share paid to stockholders on November 3, 2003. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under a plan of complete liquidation and dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve maintained by us will be adequate to cover any expenses and liabilities.

We May Not Be Able to Identify or Fully Capitalize on Any Appropriate Business Opportunities

We are considering various options for the use of our remaining assets, which may include business combinations with or investments in other operating companies, or entering into a completely new line of business. Nevertheless, we have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include: (1) competition from other potential acquirers and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do; (2) in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and
(3) the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Our Stock May Be Delisted from The Nasdaq National Market, After Which It Will Be Significantly Less Liquid than Before.

Our stock may be delisted from trading on The Nasdaq National Market by reason of not maintaining the required minimum bid price. In December 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4450(a)(5), we have until June 14, 2004 for our stock to trade above $1.00 for 10 consecutive trading days to avoid being delisted from The Nasdaq National Market. We may be delisted before that date if we fail to meet other criteria for continued inclusion on The Nasdaq National Market. If we are delisted from The Nasdaq National Market, our stock will only be traded on the OTC Bulletin Board. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or "thinly traded," which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may be unable to sell a position at a later date. If our stock is delisted from the Nasdaq National Market, then the ability of our stockholders to buy and sell our shares will be materially impaired.

We Will Continue to Incur the Expense of Complying with Public Company Reporting Requirements

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, if we elect to pursue a liquidation and dissolution strategy, after we file our Certificate of Dissolution, we will seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act, which may or may not be granted. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

We May Be Unable to Negotiate Settlements with Respect to Our Remaining Liabilities

We currently are in the process of negotiating settlements with respect to our remaining obligations and liabilities, which include ongoing litigation matters. If we are unable to successfully negotiate the termination of these obligations, we may use more of our cash than expected and will have less cash to use for other purposes.

We Face and Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

From time to time, we have received letters from corporations and other entities suggesting that we review patents to which they claim rights or claiming that we infringe on their intellectual property rights. Such claims may result in our being involved in litigation. Although we sold our operating assets to eBay, we still have exposure for liabilities relating to our business operations prior to the sale. Further, we cannot assure you that third parties will not assert claims in the future or that we will prevail against any such claims. We could incur substantial costs to defend any claims relating to proprietary rights, which would deplete our remaining cash assets. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our remaining assets could be substantially reduced. If someone asserts a claim against us relating to proprietary technology or information, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms would decrease cash for other purposes.

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

Foreign Currency Risk

         International sales are made from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on Dynabazaar in the years ended December 31, 2003, 2002 and 2001 was not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements are included in this Report beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 2, 2004, we dismissed PricewaterhouseCoopers LLP as our independent accountants and engaged Rothstein, Kass & Company, P.C. as our independent auditors for the year ended December 31, 2003. We filed a current report on Form 8-K with the Securities and Exchange Commission with respect to this matter.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.


                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and ages of each of our directors, nominees for directors and executive officers, their respective positions with our Company, and a brief summary of their business experience for the past five years.


Name                       Age    Position
----                       ---    --------

James A. Mitarontonda       49    Chief Executive officer and Director -
                                  Class III Term Expires 2006
Melvyn Brunt                60    Chief Financial Officer

Rory J. Cowan               50    Chairman of the Board of Directors--
                                  Class II Term Expires 2005
Lloyd I. Miller, III        49    Director--Class III Term Expires 2006
Joseph R. Wright, Jr.       64    Director--Class II Term Expires 2005


Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions. However we are currently in the process of evaluating and preparing a proposed Code of Ethics which is expected to be presented to the Board of Directors for consideration and approval during the fiscal quarter ended June 30, 2004.

         James Mitarontonda is President, Chief Executive Officer and a director of the Company and has served in such capacities since January 2004. Mr. Mitarontonda is also the Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P. He has held these positions at Barington for at least the last five years. Mr. Mitarontonda co-founded Barington Capital Group, L.P. in November 1991. Mr. Mitarontonda is also President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization, value fund in which the general partner seeks to be actively involved with its portfolio companies in order to enhance shareholder value. In addition, Mr. Mitarontonda is a member of the Board of Directors of L Q Corporation, Inc. and is Co-Chairman and Co-CEO of MM Companies, Inc. In May 1988, Mr. Mitarontonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarontonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates. From December 1984 to May 1988, Mr. Mitarontonda was Senior Vice President/Investments of DH Blair & Co., Inc. Earlier in his career, Mr. Mitarontonda was employed by Citibank, N.A. in an executive capacity having management responsibility for two of Citibank's business banking branches. During his tenure at Citibank, Mr. Mitarontonda became Regional Director of Citibank's Home Equity Financing and Credit Services. Mr. Mitarontonda is a former member of the Alumni Advisory Council of New York University's Stern School of Business and is a member of the Gotham Chapter of the Young President's Organization, where he formerly served on the Executive Committee and as the Co-Chairman of Membership. Mr. Mitarontonda is also a member of the Board of Directors of The Friends of Green Chimneys, a charitable organization. Mr. Mitarontonda graduated from New York University's Leonard N. Stern School of Business with a Master of Business Administration degree and from Queens College with a Bachelor of Arts degree in Economics

         Melvyn Brunt, age 60, is the Chief Financial Officer and Secretary of MM Companies, Inc. and Barington Capital Group LP and has served in that capacity since January 2002. He is the Chief Financial Officer and Secretary of LQ Corporation, Inc. ( f/k/a Liquid Audio, Inc. ) and has served in that capacity since April 2003. From 1996 to 2001, Mr. Brunt was President of Air Mar of Puerto Rico Inc. a warehousing and distribution company. From 1993 to 1996, Mr. Brunt was a Director and Chief Financial Officer of TCX International Inc. a logistics services company specializing in freight consolidations to Central America and the Caribbean. Prior to that Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co. a national US Customs Broker. Mr. Brunt earned a Bachelor of Science degree in Economics from the London School of Economics and a Bachelor of Science degree in Accounting from Salford University, England. Mr. Brunt is also the Secretary and Chief Financial Officer of LQ Corporation, Inc. and MM Companies, Inc.

         Rory J. Cowan, age 60, was elected as a director of Dynabazaar in March 2001. Mr. Cowan is the founder of Lionbridge Technologies, Inc., a provider of globalization products and services for worldwide deployment of technology and information-based products, where he has served as Chairman of the Board and Chief Executive Officer since September 1996. From September 1996 to March 2000, Mr. Cowan also served as President of Lionbridge. Before founding Lionbridge, Mr. Cowan served as Chief Executive Officer of Interleaf, Inc., a document automation software services company from October 1996 to January 1997. From May 1995 to June 1996, Mr. Cowan served as Chief Executive Officer of Stream International, Inc., a software and services provider and a division of R.R. Donnelley & Sons, a provider of commercial print and print-related services. Mr. Cowan joined R.R. Donnelley in 1988 and served most recently as Executive Vice President from 1991 to June 1996. Before joining R.R. Donnelley, Mr. Cowan was founder of CSA Press of Hudson, Mass., a software duplication firm, and held positions at Compugraphic Corporation, an automated publishing hardware firm. Mr. Cowan is a graduate of Harvard University and Harvard Business School.

         Lloyd I. Miller, III, age 49, is a registered investment advisor and has been a member of the Chicago Board of Trade since 1978 and a member of the Chicago Stock Exchange since 1996. Mr. Miller graduated from Brown University in 1977 with a Bachelor's Degree. Mr. Miller is currently a director of Stamps.com, American BankNote Corp, Celeritek, Inc. and Aldila, Inc. Mr. Miller's principal occupation is investing assets held by Mr. Miller on his own behalf and on behalf of his family.

         Joseph R. Wright, Jr., age 64, has served as a director of Dynabazaar since May 8, 2002. Mr. Wright is President, Chief Executive Officer and Director of PanAmSat Corporation, one of the world's largest providers of global satellite-based communications services, servicing news organizations, telecommunications companies, DirecTV services, Internet networks and others around the globe. In the six years prior to this position, Mr. Wright was Vice Chairman of Terremark Worldwide Inc., a public company that develops and operates Network Access Point (NAP) centers in the U.S. and Brazil. Mr. Wright was also Chairman and Director of GRC International, Inc., a public company providing advanced IT, Internet, and software systems technologies to government and commercial customers, which was sold to AT&T. He was also Co-Chairman and Director of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company that is majority owned by the Carlyle Group. From 1989 to 1994, Mr. Wright was Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., Chairman of Grace Energy Company, and President of Grace Environmental Company. Mr. Wright was Deputy Director and Director of the Federal Office of Management and Budget and a member of the President's Cabinet during the Reagan Administration from 1982 to 1989 and Deputy Secretary of the Department of Commerce from 1981 to 1982. He previously held positions as President of two of Citibank's subsidiaries, as a partner of Booze Allen and Hamilton and in various management/economic positions in the Federal Departments of Commerce and Agriculture. In addition, Mr. Wright is the Chairman of the Advisory Board of Barington Companies Equity Partners, L.P., and serves on the Board of Directors/Advisors of Terremark Worldwide Inc., Titan Corporation, Baker & Taylor, Verso Technologies Inc., Proxim Corporation, MM Companies, Inc., Inc. and the AT&T Washington Advisory Board. Mr. Wright graduated from Yale University with a Master's Degree in Industrial Administration and from Colorado School of Mines with a Professional Engineering Degree.

We have not yet adopted a Code of Ethics covering our prinipal executive officer, principal financial officer, Principal accounting officer or controller, or persons performing similar functions. We are in the process of developing a Code of Ethics which we expect to adopt in the second quarter on 2004.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and to furnish copies to us.

         Based upon a review of the reports furnished to us and representations made to us. We believe that, during the fiscal year ended December 31, 2003, all reports required by Section 16(a) to be filed by our officers and directors and 10% beneficial owners were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS


Director Compensation

         For 2003, the one director who was a Dynabazaar employee received no compensation for his services as director. Each non-employee director received a cash retainer of $35,000 and also received reimbursement for out-of-pocket expenses incurred in connection with attending Board and Committee meetings. Non-employee directors are eligible to participate in our 2000 Stock Option and Incentive Plan at the discretion of the full Board of Directors. Non-employee directors typically are granted an option to purchase 75,000 shares, with an exercise price equal to the fair market value of common stock on the date of grant and vest in three equal annual installments, in connection with their initial election to the Board. Pursuant to the terms of our option plans, the unvested options held by some of our executive officers and directors vested immediately prior to the closing of the asset sale to eBay and terminated upon the closing of the asset sale. We paid a cash bonus with respect to their stock options that terminated unexercised, which bonus was approximately equal to the spread on such unexercised stock options at their termination, calculated as the excess, if any, of (1) the lesser of (a) the closing sale price of Dynabazaar common stock on Nasdaq on the day of the closing of the asset sale and (b) the average of the closing sale prices of Dynabazaar common stock on Nasdaq for the 20 trading days preceding the closing of the asset sale, in each case less a small discount, and (2) the exercise price of the stock option. Accordingly, upon the closing of the sale to eBay, Messrs. Ackley, Cowan, George, Ghosh, Krish, Litle, Wright, and Ms. Smith, received cash bonuses in the amounts of $9,487.50, $23,600, $2,500, $27,750, $269,940, $27,750, $26,250, and $49,500,
respectively.

Executive Compensation


                           Summary Compensation Table

         The following table provides information as to compensation paid by Dynabazaar for the fiscal years ended December 31, 2001, 2002 and 2003 to the Chief Executive Officer and to each other executive officer serving as such as of December 31, 2003, other than the CEO, whose total annual salary and bonus for the fiscal year exceeded $100,000 (the "Named Executive Officers").


                                                                                                              Long-term
                                                                                                         Compensation Awards
                                                                                                       -----------------------
                                                                      Annual Compensation              Restricted      Number
                                                                 --------------------------------        Stock           of
Name and Principal Position                                      Year        Salary         Bonus        Awards        Options
---------------------------                                      ----        ------         -----      ----------      -------
Matthew Ackley (1).........................................      2003      $105,577       $26,188            --
Vice President, Corporate Development                            2002      $150,000       $26,563            --            --
                                                                 2001      $150,000       $14,063            --       130,000

Nanda Krish (2)............................................      2003      $309,218      $276,875
President & Chief Executive Officer                              2002      $279,220       $93,750            --       775,000
                                                                 2001      $156,182       $50,000            --       288,000


Janet Smith (3)............................................      2003      $180,384       $75,833
Chief Financial Officer, Treasurer & Secretary                   2002      $175,000       $32,157            --            --
                                                                 2001      $171,648      $108,362            --       380,000

-----------

(1) Mr. Ackley left the Company on September 4, 2003 in connection with the sale to eBay.

(2) Mr. Krish was elected as Interim Chief Executive Officer in July 2001 and as President and Chief Executive Officer in January 2002. Prior to his election as Interim Chief Executive Officer Mr. Krish received payments in his former capacity as non-employee director, are described above under "Directors Compensation." Mr. Krish resigned from all positions with the Company on December 31, 2003.

(3) Ms. Smith was elected as Chief Financial Officer and Treasurer in January 2001, and as Secretary in July 2002. Ms Smith also served as Interim President from May 2001 to January 2002. Ms. Smith resigned from all positions with the Company on December 31, 2003.

                        Option Grants in Fiscal Year 2003

         No stock options were granted during 2003 to any of the Named Executive Officers.

         None of the Named Executive Officers hold any options to purchase our common stock as of December 31, 2003. None of the Named Executive Officers exercised any stock options during 2003. The value of unexercised in-the-money options is based on the closing price of our common stock as reported by Nasdaq on December 31, 2003, minus the exercise price, multiplied by the number of shares underlying the options.


                                                                 Number of Securities
                                                                Underlying Unexercised                 Value of Outstanding
                                                                      Options at                       In-the-Money Options
                                                                   December 31, 2003                   at December 31, 2003
                                                                   -----------------                   --------------------
Name                                                           Exercisable       Unexercisable       Exercisable       Unexercisable
----                                                           -----------       -------------       -----------       -------------
Matthew Ackley........................................                   0                   0                 0                   0
Nanda Krish...........................................                   0                   0                 0                   0
Janet Smith...........................................                   0                   0                 0                   0



Severance and Change of Control Agreements

        Severance Agreements. We entered into severance agreements with each of Mr. Krish (in January 2002, as amended in July 2003), Ms. Smith (in October 2001, as amended in July 2003), Mr. George (in June 2003) and Mr. Ackley (in October 2001).

        The severance agreement with Mr. Krish provides that if Mr. Krish's employment with us is terminated other than "for cause" (as defined in that severance agreement) or if he terminates his employment with us for "good reason" (as defined in that severance agreement) during the one-year period following the occurrence of a "change of control" (as defined in that severance agreement), then (1) all outstanding options held by him will accelerate in full upon such termination and (2) We will pay him a lump-sum cash amount equal to one year of his base salary plus one year's target bonus (defined as 50% of his annual base salary). This agreement also provides that if Mr. Krish's employment with us is terminated other than "for cause" or if he terminates his employment with us for "good reason," in each case other than during the one-year period following the occurrence of a "change of control," then all outstanding options held by him (other than the option granted to him in August 2001) will accelerate by one year and we will continue to pay him his base salary for twelve months following his termination date.

        The severance agreements with each of Mr. Ackley and Ms. Smith provide that if the officer's employment with us is terminated other than "for cause" (as defined in the severance agreements) or if the officer terminates their employment with us for "good reason" (as defined in the severance agreements) during the two-year period following the occurrence of a "change of control" (as defined in the severance agreements), then (1) all outstanding options held by that person other than the options granted in August 2001 will accelerate in full upon such termination and (2) we will pay that person a lump-sum cash amount equal to the greater of (a) the sum of that person's annual base salary as of the termination date plus their target bonus (defined as 25% of that person's annual base salary), or (b) the sum of the base salary paid or payable to that person during the 12 months preceding the termination date plus the total of the bonuses paid to or payable to that person with respect to the preceding four quarters. The agreement with Ms. Smith also provides that if her employment with us is terminated other than "for cause" or she terminates her employment with us for "good reason," in each case other than during the two-year period following the occurrence of a "change of control," then (1) all outstanding options held by her other than the option granted to her in August 2001 will accelerate by one year and (2) we will continue to pay Ms. Smith her base salary for nine months following her termination date.

        The severance agreement with Mr. George provides that if Mr. George's employment with us is terminated other than "for cause" (as defined in that severance agreement) or if he terminates his employment with us for "good reason" (as defined in that severance agreement) during the two-year period following the occurrence of a "change of control" (as defined in that severance agreement), then (1) all outstanding options held by him will accelerate in full upon such termination and (2) we will pay him a lump-sum cash amount equal to six months of his base salary, plus 25% of his current base salary. This agreement also provides that if Mr. George's employment with us is terminated other than "for cause" or if he terminates his employment with us for "good reason," in each case before February 3, 2004, but other than during the two-year period following the occurrence of a "change of control," then all outstanding options held by him will accelerate by one year and we will continue to pay him his base salary for three months following his termination date.

        Each of the agreements described also prohibits the executive from competing with us and our affiliates or soliciting any employee of us or our affiliates for a period of one year following termination of the executive's employment with us.

        In connection with the asset sale to eBay, the severance agreements for each of Mr. Krish, Ms. Smith and Mr. George were amended to provide that, effective upon and following the closing of the asset sale to eBay, each of these individuals will be entitled to severance upon the earliest to occur of
(1) January 31, 2004, (2) the termination or expiration of the transition services agreement, (3) termination of such person's employment by us without "cause" (as defined in each amended severance agreement), or (4) termination of such person's employment by such person for "good reason" (as defined in each amended severance agreement). Each of Mr. Krish, Ms. Smith and Mr. George will forfeit his or her severance if their employment is terminated by us for "cause" (as defined in each amended severance agreement) or if they voluntarily resign without "good reason" (as defined in each amended severance agreement). The transition services agreement with eBay expired on December 31, 2003 and, accordingly, we made severance payments to each of Mr. Krish, Ms. Smith and Mr. George.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

         The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the amount and type of consideration to be paid to senior management, administering Dynabazaar's stock option and employee stock purchase plans and establishing and reviewing general policies relating to compensation and benefits of employees. During 2003, the Compensation Committee consisted of Messrs. Cowan, Ghosh and Litle. Mr. Krish did not participate in deliberations by the Board or the Compensation Committee regarding his individual compensation for 2003.

         The goals of Dynabazaar's compensation program are to align compensation with business objectives and performance, to enable Dynabazaar to attract, retain and reward executive officers and other employees who contribute to Dynabazaar's long-term success and to motivate those officers and employees to enhance long-term stockholder value. The compensation of Dynabazaar's officers and employees consists of an annual base salary, short-term performance incentives in the form of cash bonuses and long-term performance incentives in the form of stock options. Dynabazaar has in the past and continues to emphasize the award of stock options in its executive compensation policy and believes that in the highly competitive, evolving markets in which Dynabazaar operates, equity-based compensation provides the greatest incentive for outstanding executive performance and encourages the greatest alignment of management and stockholder long-term interests.

Base Salary. The annual base salary for our executive officers during 2003 was reviewed and approved by the Board of Directors. When reviewing those base salaries, the Board has considered level of responsibility, breadth of knowledge and prior experience as well as publicly available compensation information and informal survey information obtained by Dynabazaar's management with respect to other companies in the Internet industry. The relative importance of these factors varies, depending on the particular individual whose salary is being reviewed. The Board has not determined it necessary to specifically analyze compensation levels at companies included in the index under the caption "Performance Graph." For 2003, in light of economic conditions, the Compensation Committee determined not to effect any salary increase for any executive officers for that year.

Bonuses. During 2003, Dynabazaar's executive officers were eligible to receive a quarterly cash bonus of up to a specified percentage of their quarterly base salary based on the extent to which business and individual performance objectives, approved by the Board of Directors for each such person, were achieved. These objectives consisted of operating, strategic and/or financial goals that are considered to be important to Dynabazaar's fundamental long-term goal of building stockholder value. Cash bonuses were paid to executive officers for the [four] quarters of 2003, based on the extent to which officers achieved their objectives, as approved by the Compensation Committee.

Stock Options. Dynabazaar's equity incentive plans are designed to provide its employees with an opportunity to share, along with its stockholders, in Dynabazaar's long-term performance. Initial grants of stock options are generally made to employees upon commencement of employment, with additional grants being made to certain employees following a significant change in job responsibility, scope or title. Options granted under Dynabazaar's standard stock option program generally vest over a four-year period and expire 10 years from the date of grant. The exercise price of the options is usually 100% of the fair market value of Dynabazaar's common stock on the date of grant.

         The number of shares of Dynabazaar's common stock covered by options granted to new employees other than executive officers is generally determined based on a schedule of option grant ranges for each job level, as approved by the Board of Directors. These ranges take into account publicly available compensation information and informal survey information obtained by Dynabazaar's management with respect to other companies in the Internet industry. The number of shares of Dynabazaar's common stock covered by options granted to new executive officers is determined on an individual basis taking into account the same factors as are considered in establishing the officers' initial base salary, as described above. Follow-on option grants to employees are based upon a number of factors, including performance of the individual, job level, potential and past option grants.

Compensation of the Chief Executive Officer. Form 2003, Mr. Krish's annual base salary was set at $300,000 per year and Mr. Krish was eligible to receive an annual bonus based on performance measures. For 2003, the target annual bonus was equal to 50% of the annualized base salary, with a minimum equal to [25%] and a maximum equal to 100% of the annualized base salary. The actual bonus amount was subject to the Board of Directors assessment of Mr. Krish's performance which included objectives that consisted of operating, strategic and/or financial goals that are considered to be important to Dynabazaar's fundamental long-term goal of building stockholder value. For 2003, Mr. Krish was paid $276,875 in bonus compensation.

Deductibility of Executive Compensation. Compensation payments in excess of $1 million to the chief executive officer or the other four most highly compensated executive officers are subject to a limitation on deductibility for Dynabazaar under Section 162(m) of the Internal Revenue Code of 1986, as amended. Certain performance-based compensation is not subject to the limitation on deductibility. The Compensation Committee does not expect cash compensation in 2003 to its chief executive officer or any other executive officer to be in excess of $1 million. Dynabazaar intends to maintain qualification of its applicable stock option plans for the performance-based exception to the $1 million limitation on deductibility of compensation payments.

                                        BOARD OF DIRECTORS and
                                        COMPENSATION COMMITTEE
                                        Rory J. Cowan
                                        Shikhar Ghosh
                                        Thomas J. Litle, IV


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the year ended December 31, 2003, our executive compensation program was administered by either the full Board of Directors or the Compensation Committee. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

                                PERFORMANCE GRAPH

         The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of (a) the Nasdaq Stock Market Index (U.S.) (the "Nasdaq Index"), (b) the JP Morgan H&Q Internet 100 Index through December 31, 2001 and (c) the RDG Internet. The graph assumes that $100 was invested in each of our common stock, the Nasdaq Index, the JP Morgan H&Q Internet 100 Index and the RDG Internet group on March 14, 2000 (the date on which our common stock was first publicly traded) and reflects the return through December 31, 2003, and assumes the reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of Dynabazaar's common stock. We replaced the JP Morgan H&Q Index used in the graph below with the RDG Internet group because the JP Morgan H&Q Index ceased publication on December 31, 2001.


                                         3/14/00    12/00     12/01      12/02
                                         -------    -----     -----      -----

DYNABAZAAR, INC. .....................   $100.00    $8.82     $6.59      $9.47
NASDAQ STOCK MARKET (U.S.)............   $100.00   $52.49    $41.65     $28.79
JP MORGAN H & Q INTERNET 100..........   $100.00   $32.28    $20.77
RDG INTERNET..........................   $100.00   $56.25    $34.74     $22.91

                COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*
          AMONG DYNABAZAAR, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                      AND THE RDG INTERNET COMPOSITE INDEX


                                                                                             Begin:   2/29/2000
                                                                                        Period End:  12/31/2003
DYNABAZAAR INC                                                                                 End:  12/31/2003

                                       Beginning
              Transaction   Closing      No. Of     Dividend    Dividend      Shares      Ending     Cum. Tot.
    Date*        Type       Price**    Shares***    per Share     Paid      Reinvested    Shares      Return
    -----        ----       -------    ---------    ---------     ----      ----------    ------      ------

    14-Mar-00    Begin         17.000         5.88                                            5.882      100.00

    31-Dec-00  Year End         1.500         5.88                                            5.882        8.82

    31-Dec-01  Year End         1.120         5.88                                            5.882        6.59

    31-Dec-02  Year End         1.610         5.88                                            5.882        9.47

     4-Nov-03  Dividend         0.500         5.88        1.30        7.65       15.294      21.176       10.59
    31-Dec-03     End           0.330        21.18                                           21.176        6.99


*    Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***' Begin Shares' based on $100 investment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table shows the amount of capital stock of Dynabazaar beneficially owned as of March 26, 2004 by:

         o        each director;

         o each person who served as Chief Executive Officer during 2003, and each other executive officer serving as such as of December 31, 2003, other than the Chief Executive Officer, whose total annual salary and bonus for the fiscal year exceeded $100,000 (the Named Executive Officers);

         o        all directors and executive officers of Dynabazaar as a group;
                  and

         o each person known by Dynabazaar to beneficially own more than 5% of our outstanding common stock.

        Beneficial ownership includes shares that are directly owned or jointly owned, as well as shares over which the individual or entity has sole or shared investment or voting authority. Beneficial ownership also includes shares that the individual or entity has the right to acquire through the exercise of options or warrants or any other right) within 60 days after March __, 2004. Unless otherwise indicated, the address for the directors and executive officers of Dynabazaar listed in the table below is c/o Dynabazaar, Inc., 888 Seventh Ave., New York, NY 10019.


                                                      Amount and Nature of
                                                           Beneficial              Percent of
Name and Address of Beneficial Owners                      Ownership                Class(1)
-------------------------------------                 --------------------         ----------
Common Stock:
Directors and Executive Officers

Matthew Ackley                                                     125,200(2)             *
Nanda Krish                                                        662,325(3)          2.4%
Janet Smith                                                        175,000(4)             *
Shikhar Gnosh                                                       25,000(6)
David George                                                             0                *
Thomas J. Little IV                                                 25,000(6)             *
Rory J. Cowan                                                       88,334(5)             *
Joseph R. Wright, Jr.                                               25,000(8)(9)          *
All directors and executive officers as a group
(8 persons)                                                      1,125,859             4.1%

Other 5% Beneficial Owners

Ticketmaster                                                     2,225,000(5)          8.3%
3701 Wilshire Boulevard
Los Angeles, CA 90010

JHC Investment Partners, LLC                                     3,504,500(11)        13.1%
c/o Barington Capital Group, L.P.
888 Seventh Avenue,
17th Floor
New York, NY 10019

Lloyd I. Miller, III                                             3,688,015(12)        13.8%
4550 Gordon Drive
Naples, FL 34102

Ticketmaster                                                     2,250,000(13)         8.5%
3701 Wilshire Boulevard
Los Angeles, CA 90010

Don C. Whitaker                                                  1,685,101(14)         6.3%
23 Beechwood
Irvine, CA  92604

David T Lu                                                       1,777,957(15)         6.7%
1147 E. Putnam Ave #320
Riverside, CT 06878


-----------------
* Less than 1%

(1) The number of shares and percentages have been determined as of March 26, 2004 in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. At that date, a total of 27,049,744 shares of common stock were outstanding. The total number of shares of stock outstanding used in calculating the percentage ownership of a beneficial owner assumes that all options and warrants to acquire shares of our stock held by such beneficial owner (but not those held by any other person) that were exercisable on, or become exercisable within 60 days of, March 26, 2004 are exercised.

(2) These shares are held by various related trusts and other entities affiliated with Mr. Miller and consist of: 2,303,547 shares as to which Mr. Miller has sole voting power; 1,847,293 shares as to which Mr. Miller has sole dispositive power; 1,384,441 shares as to which Mr. Miller has shared voting power; and 1,840,695 shares as to which Mr. Miller has shared dispositive power.

(3) Represents (i) 320,000 shares issuable upon exercise of options held by Mr. Mitarontonda, (ii) 627,390 shares held by Barington Companies Equity Partners, L.P. and (iii) 627,390 shares held by MM Companies, Inc. As the managing member of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., Mr. Mitarontonda may be deemed the beneficial owner of the shares held by Barington Companies Equity Partners, L.P. As the Chief Executive Officer, President and a Director of MM Companies, Inc., Mr. Mitarontonda may be deemed the beneficial owner of the shares held by MM Companies, Inc. Mr. Mitarontonda disclaims beneficial ownership of the shares held by Barington Companies Equity Partners, L.P. and MM Companies, Inc.

(4) Mr. Wright is a Director of MM Companies, Inc., which directly owns 627,390 shares of common stock, and is the Chairman of the Advisory Board of Barington Companies Equity Partners, L.P., which directly owns 627,390 shares of common stock. Mr. Wright disclaims beneficial ownership of the shares held by Barington Companies Equity Partners, L.P. and MM Companies, Inc.

(5) This information is based on a Schedule 13D filed by Ticketmaster (formerly Ticketmaster Online-CitySearch, Inc.) with the Securities and Exchange Commission on June 25, 2003.


                      Equity Compensation Plan Information

         The following table provides information as of December 31, 2003 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company's 1997 Stock Option Plan (the "1997 Plan"), 1999 Stock Option Plan (the "1999 Plan"), and 2000 Stock Option and Incentive Plan (the "2000 Plan") and the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). These Plans are more fully described in Note 10.


                                                 Equity Compensation Plan Information
                                      --------------------------------------------------------
                                                                                                                Number of securities
                                                                                                             remaining available for
                                      Number of securities to be              Weighted Average                 future issuance under
                                         issued upon exercise of             exercise price of              equity compensation plan
                                            outstanding options,          outstanding options,                 (excluding securities
Plan category                                warrants and rights           warrants and rights             referenced in column (a))
-------------                                -------------------           -------------------             -------------------------
                                            (a)                               (b)                               (c)
Equity compensation plans
   approved by security
   holders(1)...........                            2,463,939(2)                         $1.71                          4,159,025(3)
Equity compensation plans
   not approved by
   security holders(4)..                               1,106,598                         $1.70                             1,543,152

   Total................                               3,570,537                         $1.71                             5,702,177


-----------

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

3    Includes shares available for future issuance under the ESPP

4    Consists of shares from the 2000 Employee Plan

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On June 20, 2003, we entered into an asset purchase agreement with eBay pursuant to which eBay purchased substantially all of our operating assets on September 4, 2003.

ITEM 14. PRINCIPLE ACCOUNTING FEES

         The aggregate fees billed for professional services by Rothstein Kass & Company, PC in 2003 and PriceWaterhouseCoopers in 2002 for audit, audit related, tax and non-audit services were:

         Type of fees                  2003        2002
--------------------------------    ---------   ---------

Audit fees......................    $ 60,000    $ 92,500
Audit -related fees.............
Tax fees........................
All other fees..................                $ 22,100
                                    ---------   ---------
Total...........................    $ 60,000    $ 92,500
                                    =========   =========


         In the above table, in accordance with the definition and rules of the SEC, "audit fees" are fees the Company paid Rothstein Kass & Company, PC and PriceWaterhouseCoopers for professional services for the audit or the Company's annual financial statements included in the Company's quarterly reports on Form 10-Q and for services that are normally provide by the accountant in connection woth the statutory and regulatory filing or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit review of the Company's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for services not included in the foregoing categories.



                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements


                                                                                                                              Page
                                                                                                                              ----
Report of Independent Auditors                                                                                                 F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002..............................................................     F-4
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001................................     F-5
Consolidated Statements of Convertible Preferred  Stock, Stockholders' Equity (Deficit) and Comprehensive Loss for the
   years ended December 31, 2003, 2002 and 2001...........................................................................     F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001................................     F-8
Notes to Consolidated Financial Statements................................................................................     F-9


(2) Financial Statement Schedules


Schedule II--Valuation and Qualifying Accounts.............................................................................   II-2


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


Exhibit No.     Title
-----------     -----

3.1 Form of Fifth Amended and Restated Certificate of Incorporation of the Company(1)

3.2 Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001(4)

3.3 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company classifying and designating the Series A Junior Participating Cumulative Preferred Stock(2)

3.4 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Dynabazaar, Inc. classifying and designating the Series B Preferred Stock.(6)

4.1             Form of Specimen Certificate for the Company's Common Stock(4)

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

10.18 Promotions Agreement dated as of April 10, 2002 between the Company and eBay Inc.(7)

10.19 Third Amendment to Agreement dated as of December 1, 2002 between the Company and NaviSite, Inc. *

10.20 Agreement Concerning Employment and Termination dated as of January 20, 2003 between the Company and David George.*(+)

21              List of Subsidiaries*

23.1            Consent of Rothstein, Kass & Company, P.C.*

23.2            Consent of PricewaterhouseCoopers LLP*

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

-----------

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

(b)   Reports on Form 8-K

         On October 14, 2003, we filed a Current Report on Form 8-K dated September 4, 2003 with the Securities and Exchange Commission, reporting under Items 2 and 7 the closing of the asset sale to eBay, Inc. We will file the pro forma financial information required to be filed as part of the report by an amendment to the report as soon as practicable, but in no event later than November 18, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March __, 2004.


                              DYNABAZAAR, INC.
                              By:

                                                   James A. Mitarontonda
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature               Title                                                                     Date
       ---------               -----                                                                     ----
  James A. Mitarontonda        President, Chief Executive Officer and Director (Principal           March 26, 2004
                               Executive Officer)

      Melvyn Brunt             Chief Financial Officer and Treasurer (Principal Financial and       March 26, 2004
                               Accounting Officer)

     Rory J. Cowan             Director                                                             March 26, 2004

  Lloyd I. Miller, III         Director                                                             March 26, 2004

  Joseph R. Wright, Jr.        Director                                                             March 26, 2004


                                Dynabazaar, Inc.
                        Consolidated Financial Statements

                                Table of Contents

                                                                                                                                Page
                                                                                                                                ----
Report of Independent Auditors............................................................................................       F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002..............................................................       F-4
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001................................       F-5
Consolidated Statements of Convertible Preferred  Stock, Stockholders' Equity (Deficit) and Comprehensive Loss for the
   years ended December 31, 2003, 2002 and 2001...........................................................................       F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001................................       F-8
Notes to Consolidated Financial Statements................................................................................       F-8



REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of:
Dynabazaar, Inc.

We have audited the accompanying consolidated balance sheet of Dynabazaar, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, convertible preferred stock, stockholders' equity (deficit) and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynabazaar, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses and negative cash flows from operations for every year since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audit of the consolidated financial statetments referred to above, we audited the financial schedule listed under Item 15 for the period ended December 31, 2003. In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

/s/ ROTHSTEIN, KASS & Company P.C.

Roseland, New Jersey
February 13, 2004

                         Report of Independent Auditors


To the Board of Directors and Stockholders of Dynabazaar, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 52 present fairly, in all material respects, the financial position of Dynabazaar, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, for each of the two years in the period ended
December 31, 2002 the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 7, 2003

DYNABAZAAR, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)


                                                                                                              December 31,
                                                                                                            2003         2002
                                                                                                          ---------    ---------
                                               ASSETS
Current assets:
   Cash and cash equivalents ..........................................................................   $   5,697    $  32,743
   Marketable securities ..............................................................................                    6,991
   Restricted cash ....................................................................................         523          548
   Accounts receivable, net of allowance of $162 and $267 at December 31, 2003 and 2002,
      respectively ....................................................................................         351        1,328
   Prepaid expenses ...................................................................................         389          610
   Other current assets ...............................................................................         903          534
                                                                                                          ---------    ---------

      Total current assets ............................................................................       7,863       42,754

Long-term marketable securities .......................................................................       5,000       15,000
Long-term prepaid expenses ............................................................................       1,658           35
Property and equipment, net ...........................................................................         109        1,478
Other assets (see Note 8) .............................................................................       2,000
                                                                                                          ---------    ---------

      Total assets ....................................................................................   $  16,630    $  59,267
                                                                                                          =========    =========


                       LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................................................   $      82    $     133
   Deferred revenue ...................................................................................                      520
   Accrued expenses ...................................................................................       1,034        1,489
   Current portion of unutilized space accrual ........................................................       1,200        1,040
                                                                                                          ---------    ---------

      Total current liabilities .......................................................................       2,316        3,182

Long term unutilized space accrual ....................................................................                    1,040
Other long-term liabilities (see Note 8) ..............................................................       2,000          169
                                                                                                          ---------    ---------

      Total liabilities ...............................................................................       4,316        4,391
                                                                                                          ---------    ---------

Commitments and contingencies
   Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 and 952,380 shares issued at
      December 31, 2003 and 2002, respectively ........................................................                    1,967
Stockholders' equity
   Common stock, $0.001 par value; 90,000,000 shares authorized, 29,426,385 and 29,420,682 shares
      issued at December 31, 2003 and 2002, respectively ..............................................          30           30
   Additional paid-in capital .........................................................................     151,636      188,747
   Treasury stock, (at cost of $1.27 per share); 2,376,641 and 2,989,265 shares at December 31,
      2003 and 2002, respectively .....................................................................      (3,018)      (3,795)
   Deferred compensation and equity-related charges ...................................................                     (159)
   Accumulated other comprehensive income, net ........................................................         191           12
   Accumulated deficit ................................................................................    (136,525)    (131,926)
                                                                                                          ---------    ---------

      Total stockholders' equity ......................................................................      12,314       52,909
                                                                                                          ---------    ---------

      Total liabilities, preferred stock and stockholders' equity .....................................   $  16,630    $  59,267
                                                                                                          =========    =========


        The accompanying notes are an integral part of the consolidated financial statements.

DYNABAZAAR, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

                                                                                                For the Years Ended December 31,
                                                                                                --------------------------------
                                                                                                  2003        2002        2001
                                                                                                --------    --------    --------
Revenue .....................................................................................   $  6,673    $  5,747    $  8,571
                                                                                                --------    --------    --------

Operating expenses:
   Cost of revenue, exclusive of $11, $134 and $200 in 2003, 2002 and 2001, .................      2,085       3,555       4,919
      respectively, reported below as equity-related charges
   Sales and marketing, exclusive of $41, $9,465 and $20,196 in 2003, 2002 and 2001, ........      1,978       2,284       7,986
      respectively, reported below as equity-related charges
   Development and engineering, exclusive of $32, $195 and $400 in 2003, 2002 and ...........      1,118       2,213       4,926
      2001, respectively, reported below as equity-related charges
   General and administrative, exclusive of $23, $100 and $352 in 2003, 2002 and 2001, ......      7,304       6,612      10,744
      respectively, reported below as equity-related charges
   Restructuring charges ....................................................................                    530       1,965
   Unutilized office space charge ...........................................................        160       3,987
   Equity-related charges ...................................................................        107       9,894      21,148
                                                                                                --------    --------    --------

Total operating expenses ....................................................................     12,752      29,075      51,688
                                                                                                --------    --------    --------

Loss from operations ........................................................................     (6,079)    (23,328)    (43,117)
Interest income .............................................................................        297       1,351       3,083
Interest expense ............................................................................                                (27)
Gain on sale of assets ......................................................................      1,183
Other expense ...............................................................................                               (122)
                                                                                                --------    --------    --------
Net loss ....................................................................................   $ (4,599)   $(21,977)   $(40,183)



Dividends and accretion on redeemable convertible preferred stock ...........................        123         138
                                                                                                --------    --------    --------

Net loss attributable to common shareholders ................................................   $ (4,722)   $(22,115)   $(40,183)
                                                                                                ========    ========    ========

Basic and diluted net loss per common share...........................................          $  (0.18)   $  (0.79)   $  (1.39)
                                                                                                ========    ========    ========

Shares used to compute basic and diluted net loss per common share....................            26,796      28,080      28,870
                                                                                                ========    ========    ========


         The accompanying notes are an integral part of the consolidated financial statements.

                                DYNABAZAAR, INC.
             CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
              STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
              For the Years Ended December 31, 2003, 2002 and 2001
                                 (In thousands)




                                                                Amount                                Deferred         Accumulated
                                      Shares   Amount   Shares  at Par              Shares   Amount  Compensation          Other
                                      ------   ------   ------  ------ Additional   ------   ------      and          Comprehensive
                                        Convertible                     Paid-in                     Equity-related       Income
                                      Preferred Stock    Common Stock   Capital      Treasury Stock     Charges          (Loss)
                                      ---------------   --------------  -------      --------------     -------          ------
January 1, 2001                           --        --   28,690    $29  $209,038                         $(51,991)        $(28)
Comprehensive loss:
Net loss..........................
Foreign currency translation                                                                                               (39)
   adjustment.....................
Unrealized gain on marketable                                                                                               54
   securities.....................

Comprehensive loss................



Cancellation of employee stock                                            (1,761)                           1,761
   options........................
Return of warrants issued to                                             (18,034)                          18,034
   Microsoft......................
Equity-related charges............                                                                         21,616
Issuance of common stock upon                               329               91
   exercise of employee stock
   options........................
Issuance of common stock under                               43               36
   employee stock purchase plan...
                                     ----------------------------------------------------------------------------------------------

Balance at December 31, 2001......                       29,062     29   189,370                          (10,580)         (13)




                                                                           Total
                                                                       Stockholders'
                                        Accumulated    Comprehensive      Equity
                                          Deficit         Loss           (Deficit)
                                        -----------    --------------    ---------
January 1, 2001                         $(69,766)                        $87,282
Comprehensive loss:
Net loss..........................       (40,183)         (40,183)       (40,183)
Foreign currency translation                                  (39)           (39)
   adjustment.....................
Unrealized gain on marketable                                  54             54
   securities.....................

Comprehensive loss................                        (40,168)



Cancellation of employee stock
   options........................
Return of warrants issued to
   Microsoft......................
Equity-related charges............                                        21,616
Issuance of common stock upon                                                 91
   exercise of employee stock
   options........................
Issuance of common stock under                                                36
   employee stock purchase plan...
                                     -------------------------------------------

Balance at December 31, 2001......      (109,949)                         68,857



          The accompanying notes are an integral part of the consolidated financial statements.

                                DYNABAZAAR, INC.
             CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
              STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
              For the Years Ended December 31, 2003, 2002 and 2001
                                 (In thousands)


                                                                                                    Deferred
                                                                                                  Compensation
                                                                       Additional                     and            Stock
                                                                Amount  Paid-in                   Equity-related   Subscription
                                     Shares   Amount    Shares  at Par  Capital  Shares   Amount    Charges         Receivable
                                     ------   ------    ------  ------  -------  ------   ------    -------        ------------
                                        Convertible
                                      Preferred Stock   Common Stock              Treasury Stock
                                      ---------------   ------------              --------------
Comprehensive loss:
Net loss..........................
Foreign currency translation
   adjustment.....................
Unrealized loss on marketable
   securities.....................

Comprehensive loss................



Issuance of Series B convertible
   preferred stock................       952     1,796
Effective EITF 01-09 on convertible
   preferred stock................                 114
Series B convertible preferred
   stock dividend.................                                          (81)
Series B convertible preferred
   stock accretion................                  57                      (57)
Repurchase of common stock........                                                 3,181   (4,039)
Issuance of common stock upon
   exercise of employee stock                                320      1      10     (192)     244
   options........................
Issuance of common stock under the
   employee stock purchase plan...                            39     32
Cancellation of employee stock                                             (527)                           527
   options........................
Equity-related charges............                                                                       9,414
Deferred compensation related to
   employee stock options.........                                                                         480
                                     ----------------------------------------------------------------------------------------------


Balance at December 31, 2002......       952     1,967    29,421     30 188,747    2,989   (3,795)        (159)          $--
Comprehensive loss:
Net loss
Foreign currency translation
   adjustment
Unrealized gain on marketable
   securities
Comprehensive loss
Series B convertible preferred
   stock accretion                                  33                      (33)
Series B convertible preferred
   stock dividend                                                           (90)
Issuance of common stock upon
   exercise of employee stock                                              (352)   (612)      777
   options
Issuance of common stock under
   employee stock purchase plan                               6               6
Cancellation of employee stock                                              (52)                            52
   options
Deferred compensation related to
   employee stock options                                                                                  107
Reversal of Series B preferred                                               42
   expenses
Series B liquidation preference                                          (2,000)
Series B redemption and retirement     (952)   (2,000)                      533
Dividend payment                                                        (35,165)
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2003               0        $-   29,427     30  151,636   2,377   (3,018)          $--          $-
                                     ==============================================================================================



                                        Accumulated
                                          Other                                         Total
                                        Comprehensive    Accumulated  Comprehensive   Stockholders'
                                             Loss            Deficit       Loss          Equity
                                             ----            -------       ----          ------



Comprehensive loss:
Net loss..........................                          (21,977)     (21,977)     (21,977)
Foreign currency translation                    98                            98           98
   adjustment.....................
Unrealized loss on marketable                  (73)                          (73)         (73)
   securities.....................

Comprehensive loss................                                       (21,952)



Issuance of Series B convertible
   preferred stock................
Effective EITF 01-09 on convertible
   preferred stock................
Series B convertible preferred
   stock dividend.................                                                        (81)
Series B convertible preferred
   stock accretion................                                                        (57)
Repurchase of common stock........                                                     (4,039)
Issuance of common stock upon
   exercise of employee stock                                                             255
   options........................
Issuance of common stock under the
   employee stock purchase plan...                                                         32
Cancellation of employee stock                                                             --
   options........................
Equity-related charges............                                                      9,414
Deferred compensation related to
   employee stock options.........                                                        480
                                     --------------------------------------------------------


Balance at December 31, 2002......             $12        $(131,926)         $--      $52,909
Comprehensive loss:
Net loss                                                     (4,599)      (4,599)      (4,599)
Foreign currency translation                   122                           122          122
   adjustment
Unrealized gain on marketable                   57                            57           57
   securities
Comprehensive loss                                                        (4,420)
Series B convertible preferred
   stock accretion                                                                        (33)
Series B convertible preferred
   stock dividend                                                                         (90)
Issuance of common stock upon
   exercise of employee stock                                                             425
   options
Issuance of common stock under
   employee stock purchase plan                                                             6
Cancellation of employee stock
   options
Deferred compensation related to
   employee stock options                                                                 107
Reversal of Series B preferred                                                             42
   expenses
Series B liquidation preference                                                        (2,000)
Series B redemption and retirement                                                        533
Dividend payment                                                                      (35,165)
                                     --------------------------------------------------------
Balance at December 31, 2003                   191        ($136,525)         $--      $12,314
                                     ========================================================




         The accompanying notes are an integral part of the consolidated financial statements.

DYNABAZAAR, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)


                                                                                       For the Years Ended December 31,
                                                                                        2003         2002        2001
                                                                                        ----         ----        ----
Cash flows from operating activities:
Net loss .........................................................................   $  (4,599)   $ (21,977)   $ (40,183)
Adjustments to reconcile net loss to net cash used in operating activities:
   Gain on sale of assets ........................................................      (1,183)
   Depreciation ..................................................................       1,160        2,940        3,742
   Provision for bad debt ........................................................           2         (177)          23
   Non-cash advertising expense ..................................................                                 3,500
   Amortization of deferred compensation and equity-related charges ..............         107        9,894       21,616
   Loss on disposal of property and equipment ....................................         279        1,379          240
   Redeemable convertible preferred stock issued to customer .....................                      114
   Changes in operating assets and liabilities:
      Accounts receivable ........................................................         975         (512)       1,329
      Prepaid expenses and other current assets ..................................        (148)          96          (91)
      Long-term prepaid expenses .................................................      (1,623)
      Accounts payable ...........................................................         (51)        (250)        (760)
      Accrued expenses ...........................................................        (455)                   (1,634)
      Deferred revenue ...........................................................        (520)         282         (753)
      Accrual for unutilized office space ........................................        (880)       2,080
      Other non-current liabilities ..............................................        (169)        (169)        (169)
                                                                                     ---------    ---------    ---------

Net cash used in operating activities ............................................      (7,105)      (6,300)     (13,140)
                                                                                     ---------    ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of assets, net of selling costs ............................       1,183
   Long term prepaid .............................................................                      (35)
   Additions to property and equipment ...........................................         (70)         (17)        (905)
   Purchase of marketable securities .............................................                 (304,522)     (74,754)
   Proceeds from maturity of marketable securities ...............................      16,991      325,502       46,743
   (Increase) decrease in restricted cash ........................................          25          (67)       1,320
   Proceeds from sale of property and equipment ..................................                                    27
                                                                                     ---------    ---------    ---------

Net cash provided by (used in) investing activities ..............................      18,129       20,861      (27,569)
                                                                                     ---------    ---------    ---------

Cash flows from financing activities:
   Repayment of capital lease obligation .........................................                     (145)        (190)
   Proceeds from issuance of common stock, net of issuance costs .................         431          287          127
   Proceeds from issuance of Series B convertible preferred stock, net of issuance
      costs ......................................................................                    1,796
   Payment of liquidation preference of Series B convertible preferred stock .....      (2,000)
   Payment of redemption of convertible preferred stock ..........................      (1,467)
   Purchase of treasury stock ....................................................                   (4,039)
   Dividends paid on preferred stock .............................................         (90)         (81)
   Dividends paid on common stock ................................................     (35,165)
                                                                                     ---------    ---------    ---------

Net cash used in financing activities ............................................     (38,291)      (2,182)         (63)
                                                                                     ---------    ---------    ---------

Effect of foreign exchange rates on cash and cash equivalents ....................         221           35          (25)
Net increase (decrease) in cash and cash equivalents .............................     (27,046)      12,414      (40,797)
Cash and cash equivalents, beginning of period ...................................      32,743       20,329       61,126
                                                                                     ---------    ---------    ---------

Cash and cash equivalents, end of period .........................................   $   5,697    $  32,743    $  20,329
                                                                                     =========    =========    =========



Supplemental schedule of cash flow information:
   Cash paid during the period for interest ......................................         $--          $--    $      27
                                                                                     =========    =========    =========



         The accompanying notes are an integral part of the consolidated financial statements.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

1. The Company

         Through September 3, 2003, Dynabazaar formerly known as FairMarket ("Dynabazaar" or the "Company") was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

         On September 4, 2003, Dynabazaar, Inc. sold substantially all of its operating assets to eBay, Inc. for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement entered into between Dynabazaar and eBay on June 20, 2003 (the "Asset Purchase Agreement"). The assets sold included all of Dynabazaar's intellectual property and technology, all rights under certain transferred customer contracts and under certain intellectual property license agreements, and accounts receivable relating to services performed after the date of the closing of the asset sale with respect to the transferred customer contracts. Of the total consideration, $2.5 million in cash was paid to Dynabazaar at closing and $2 million was placed in escrow for a period of two years following the closing in order to secure Dynabazaar's indemnification, compensation and reimbursement obligations under the Asset Purchase Agreement. The $2 million is part of other long-term assets on the balance sheet. At the end of the two-year escrow period, all funds remaining in the escrow account at that time will be paid to Dynabazaar by the escrow agent, subject to any pending claims.

         Also on September 4, 2003, following the closing of the asset sale, the registrant changed its name from "FairMarket, Inc." to "Dynabazaar, Inc."

         In connection with the asset sale, the parties entered into a transition services agreement (the "Transition Services Agreement") or ("TSA") pursuant to which Dynabazaar is providing services to eBay to fulfill customer service obligations under customer contracts assumed by eBay. Subject to earlier termination by eBay, the Transition Services Agreement expired on January 31, 2004. During the term of the Transition Services Agreement, Dynabazaar was obligated to maintain and provide the services of its employees, the use of its facilities, its information technology infrastructure and its technology platform, and to maintain its corporate existence.

         Additionally, the we continued to provide services to certain retained customers in the United States and the United Kingdom under the same terms as were provided before the closing date of the asset sale through December 31, 2003. The revenue derived from those retained customers was not significant.

         As of January 31, 2004 we stopped generating revenues.

         On October 10, 2003, the Company declared a cash distribution of $1.30 per share to shareholders of record representing a return of capital. The distribution was paid on November 3, 2003 to stockholders of record on October 20, 2003 and totalled approximately $35 million.

         In connection with the closing of the asset sale, eBay, Inc., the holder of Dynabazaar's Series B preferred stock (the "Series B Shares"), provided notice to Dynabazaar that it had elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares. The liquidation preference and accrued and unpaid dividends were paid to eBay, Inc. on September 5, 2003 in the amount of approximately $2,024,000. On September 29, 2003, the Company repurchased from eBay all of the Series B Shares for a purchase price of $1,466,665 in cash. The payment represented payment in full for any and all obligations of the Company in respect of the Series B Shares.

         The Company is currently reviewing alternatives for the use and/or disposition of its remaining assets following the term of the TSA that it is providing to eBay, which may include pursuing a plan of complete liquidation and dissolution (possibly including the sale of its remaining assets). Alternatively, the Company may decide to pursue selling its remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to its stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to its historical business, including the possible acquisition of other businesses. At this time, the Company's board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Going Concern

         The accompanying consolidated financial statements as of December 31, 2003 and for the year then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the year ended December 31, 2003, the Company incurred a net loss of approximately $4.6 million and negative cash flows from operations of approximately $7.1 million. Subsequent to the Asset Purchase Agreement in September 2003, the Company has not yet settled on an operating plan. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity. It remains management's prime focus to acquire an operating business.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Dynabazaar and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform with current year presentation.

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

         Our customers include traditional retailers, distributors and manufacturers as well as Internet portals and other web communities primarily engaged in e-commerce. In 2003 we had one major customer that accounted for more than 10% of our revenue. eBay, Inc. accounted for 38% of total revenue. In 2002 we had three customers that each accounted for more than 10% of our total revenue. Sam's West, Inc. accounted for 13.6%, eBay, Inc. accounted for 13.1% and Microsoft Corporation accounted for 12.6% of total revenue. In November 2002, our contract with eBay, Inc. related to the Burger King promotion program was terminated. No single customer accounted for more than 10% of our total revenue for 2001.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

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

Revenue Recognition

         Prior to the eBay, Inc. sale the Company derived revenues from application fees, transaction fees and professional services fees. In accordance with SEC Staff Accounting Bulletin No. 101, the Company did not record revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the Company's price to its customer is fixed and determinable; and collectibility is reasonably assured.

         Application fees consisted of implementation fees and fixed monthly hosting, support and operating fees. An implementation fee was generally charged for the initial design, development and implementation of a customer's dynamic pricing or points based site or the Company's MarketSelect service, in accordance with the terms of the contract. The implementation fee was generally payable upon execution of the contract, recorded as deferred revenue and recognized as revenue, ratably, over the contract period. A fixed monthly hosting fee covered hosting services, direct customer support services, end-user customer support services, services for online billing and collection of fees for community sites, and other monthly operating services provided by the Company. Fixed monthly service fees were recognized as revenue in the month that the service is provided.

         Merchant customers generally paid transaction fees at varying percentages of the gross proceeds from the sale of their listed products and services, whether sold on their sites or on other Dynabazaar Network sites or, in the case of the Company's MarketSelect service, on the eBay site. For community customers, transaction fees consisted of the Company's share of listing fees charged by community customers for the listing of products and services, enhanced listing fees charged by community customers for the prominent display of a particular seller listing and success fees charged to sellers upon a completed sale of a listing. Community customers paid transaction fees calculated in one of two ways. Generally, under contracts entered into before 2000, these fees were calculated based on a percentage of the gross proceeds from the sale of the items that were listed through the community site and sold either on the community site or on other Dynabazaar Network sites. These communities received a percentage of the gross proceeds from the sale of items that were listed directly on other sites in the Dynabazaar Network and sold through the community site. Contracts entered into starting in early 2000 generally provided for payment by the community customer of transaction fees with respect to the sale of listings that were placed on the community site that were calculated as a percentage of the transaction fee that the community site charged to its end-users; similarly, for listings that are listed directly through other sites in the Dynabazaar Network and sold through the community site, the community site received from the Company a percentage of the success fee that the listing site charged to the listing site's end-user when the listing sells. The Company recorded transaction revenue net of amounts paid to its customers as described above. Transaction fees were invoiced and recognized as revenue at the completion of the listing period.

DYNABAZAAR,
INC. Notes to Consolidated Financial Statements

         Professional services fees primarily consisted of fees for consulting services provided by the Company related to the Company's outsourced, private-label, dynamic pricing solutions, including business applications, technical customization, integration, e-marketing, usability and other consulting services. Certain professional services fees, including technical customization and integration related to ongoing service relationships, were billed over the term of the service, recorded as deferred revenue and recognized as revenue, ratably, over the remaining term of the service contract. Fees for consulting services, which represent a separate earnings process and are unrelated to ongoing services, including business applications, e-marketing, usability and other consulting services, were generally billed and recognized as revenue in the period the service was provided.

         We follow the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09") in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

         o We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of our products and services such that we could have purchased the products from a third party, and

         o We can reasonably estimate the fair value of the benefit received.

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

         As a result, we reduced revenue by $114,200 for the year ended December 31, 2002 to reflect the amount by which the fair value of the shares of our Series B convertible preferred stock issued to eBay Inc. in May 2002 exceeded the amount invested by eBay in Dynabazaar. In addition, Dynabazaar has reclassified $468,000 previously recorded as revenue as a reduction to non-cash stock compensation for the year ended December 31, 2001 in connection with its agreement with Microsoft Corporation and its former agreements with At Home Corporation (formerly known as Excite, Inc.).

Unutilized Office Space

         In the fourth quarter of 2003 and the first quarter of 2002, we recorded charges of $160,000 and $4.5 million, respectively, for unutilized office space at our Woburn, Massachusetts headquarters. This charge includes rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. While we estimated the likelihood of future sublease income in our original charge, in the fourth quarter of 2002, we recorded a reversal of $513,000 related to an additional sublease of approximately 11,000 square feet of the unutilized office space. During 2002, we recorded $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. As of December 31, 2003, $1.2 million of the total reserve remained accrued and unpaid relating to future rent payments and other related costs.

Advertising

         All advertising costs are expensed as incurred. For the years ended December 31, 2003, 2002 and 2001, advertising expense totaled $0, $0 and $3.7 million, respectively.

Development and Engineering

         Development and engineering costs consist primarily of labor and related costs for the design, deployment, testing and enhancement of the Company's operating systems and are expensed as incurred except where eligible for capitalization.

         The Company capitalized costs for purchased software and for upgrades and significant enhancements which were at least probable to result in increased functionality of existing software. The Company capitalized certain development and engineering costs associated with the design and implementation of its systems for internal use, including internally and externally developed software, in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $0, $0 and $0 in 2003, 2002 and 2001, respectively. These costs are being amortized over 36 months, which is the expected useful life of the software. The amortization expense was $46,000, $102,000 and $102,000 in 2003, 2002 and 2001,
respectively.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements


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

         The Company follows the disclosure provisions of SFAS No. 123 and has applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 2003, 2002 and 2001 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                                            2003        2002         2001
                                                                                            ----        ----         ----
Net loss
   As reported ........................................................................   $ (4,722)   $(22,115)   $(40,183)
   Add: Stock-based employee compensation expense included in reported results ........        107         480       1,555
   Deduct: Total stock-based employee compensation expense determined under the
      fair-value-based method for all awards...........................................        (57)     (1,524)     (4,787)
                                                                                          --------    --------    --------
   Pro forma ..........................................................................   $ (4,672)   $(23,159)   $(43,415)
                                                                                          ========    ========    ========

Net loss per common share
   As reported ........................................................................   $  (0.18)   $  (0.79)   $  (1.39)
                                                                                          ========    ========    ========
   Pro forma ..........................................................................   $  (0.18)   $  (0.82)   $  (1.50)
                                                                                          ========    ========    ========


         The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:


                                               2003        2002          2001
                                               ----        ----          ----

Expected dividend yield.................         0%          0%             0%
Expected stock price volatility.........        60%        100%           100%
Risk-free interest rate.................       4.0%        4.1%           4.5%
Expected option term....................    5 years     7 years     4.25 years

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the balance sheets.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's financial position of results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.


3. Net Loss per Common Share

         Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be antidilutive. At December 31,2003 there were options to purchase 320,000 shares of common stock outstanding; at December 31, 2002, there were options to purchase 3,571,000 shares of common stock outstanding and 952,380 shares of convertible preferred stock; and at December 31, 2001, there were options to purchase 4,809,000 shares of common stock outstanding all of which have been excluded from the calculation of diluted net loss per common share.

4. Cash, Cash Equivalents and Marketable Securities

         Cash, cash equivalents and marketable securities consist of the following (in thousands):

                                                               December 31,
                                                        ------------------------
                                                               2003       2002
                                                        ------------------------
Cash and cash equivalents
   Cash and money market funds........................        $5,697     $8,783
   Corporate and government commercial paper..........                   23,960
                                                        ------------------------

Total cash and cash equivalents.......................        $5,697    $32,743
                                                        ========================

DYNABAZAAR, INC. Notes to Consolidated Financial Statements


         Marketable securities classified as available-for-sale consist of the following (in thousands):


                                                             December 31, 2003
                                                             -----------------
                                                                                Unrealized           Unrealized
                                                                                 Gains in            Losses in
                                                                                Accumulated         Accumulated
                                                                                   Other               Other
                                                               Amortized       Comprehensive       Comprehensive        Estimated
                                                                  Cost             Loss                 Loss           Fair Value
                                                               ---------       -------------       ---------------     -----------
Current: ................................                    $    --                   $--                $--             $    --

Non-current:
   Municipal bonds ......................                      5,000                                                        5,000
                                                             --------------------------------------------------------------------

Total marketable securities .............                    $ 5,000                   $--                $--             $ 5,000
                                                             ====================================================================





                                                             December 31, 2002
                                                             -----------------

Current:
   Commercial paper .....................                    $ 1,991                   $--                $--             $ 1,991
   Municipal bonds ......................                      5,000                                                        5,000
                                                             --------------------------------------------------------------------

      Total current marketable securities                      6,991                                                        6,991

Non-current:
   Municipal bonds ......................                     15,000                                                       15,000
                                                             --------------------------------------------------------------------

Total marketable securities .............                    $21,991                   $--                $--             $21,991
                                                             ====================================================================



         Available-for-sale securities by contractual maturity are as follows (in thousands):

                                        December 31,
                                  ---------------------
                                      2003       2002
                                  ----------   --------

Due in 1 year or less
   Commercial paper .......       $     -       $ 1,991
   Municipal bonds ........             -         5,000
                                  ---------------------

                                                  6,991

Due in 1-2 years
   Municipal bonds ........         5,000        15,000
                                  ---------------------

Total marketable securities       $ 5,000       $21,991
                                  =====================

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

5. Restricted Cash

         On September 8, 2003, the Company placed approximately $830,000 into escrow with an independent escrow agent in order to secure the obligations of the Company under individual severance agreements with the former President and Chief Executive Officer for approximately $467,000, Vice President of Sales and Marketing for approximately $128,000 and Chief Financial Officer, Treasurer and Secretary for approximately $235,000. The terms of the escrow agreement provide among other things that the executives will receive full severance payment as provided in their agreement upon the termination of the Transition Services Agreement between the Company and eBay, Inc., subject to satisfactory performance. As of December 31, 2003 the former employees were paid in full.

         At December 31, 2000, in accordance with an operating lease agreement for its headquarters, the Company had placed a deposit of $1.8 million with its bank to collateralize an irrevocable stand-by letter of credit in the name of the landlord (see Note 8). During the third quarter of 2001, the amount of the letter of credit was reduced as a result of the Company meeting certain requirements of the operating lease agreement. At December 31, 2003 and 2002, the deposit to collateralize the letter of credit was $473,000 and $471,000 respectively. The letter of credit is redeemable only if the Company defaults on the lease under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds. In addition to the letter of credit at December 31, 2003 and 2002 we have $50,000 and $77,000 of restricted cash related to a disputed contract with a vendor, respectively.


6. Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                         December 31,

                                                         2003       2002

Computer equipment...............................       $6,850     $8,735
Furniture and fixtures...........................           92        487
Leasehold improvements...........................          212        540
                                                    ----------------------

Property and equipment...........................        7,154      9,762
Less accumulated depreciation....................       (7,045)    (8,284)
                                                    ----------------------

Property and equipment, net......................         $109     $1,478
                                                    ======================


         Depreciation expense was $1,160,000, $2,940,000 and $3,742,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The accumulated depreciation and amortization of equipment under capital leases was $0, $163,000 and $247,000 at December 31, 2003, 2002 and 2001, respectively. Assets under capital leases collateralize the related lease obligation.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

7. Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                                    December 31,
                                              ----------------------
                                                    2003       2002
                                                    ----       -----
Payroll and benefits.........................        $18       $347
Professional fees............................        132        279
Accrued rent.................................          -        169
Other........................................        884        694
                                              ----------------------

Total accrued expenses.......................     $1,034     $1,489
                                              ======================


8. Commitments and Contingencies

         In November 1999, the Company entered into a five-year lease agreement for approximately 68,000 square feet of office space in Woburn, Massachusetts, for the Company's current headquarters. The term of the lease began on January 1, 2000. The Company's base rental obligations were $793,000 in the first year of the lease and are $1,515,000 in each subsequent year for the remainder of the lease term. In connection with the lease, the Company paid the lessor a security deposit in the amount of $1,800,000, in the form of an irrevocable, freely transferable letter of credit. During the third quarter of 2001, the amount of the letter of credit was reduced as a result of the Company meeting certain requirements of the operating lease agreement. At December 31, 2003 and 2002, the deposit to collateralize the letter of credit was $473,000 and $471,000, respectively, and is recorded as restricted cash. In December 2000, the Company entered into a two-year agreement to sublease approximately 11,000 square feet of its excess office space under this lease, which ended in October 2002. In November 2002, the Company entered into a two-year agreement to sublease approximately 11,000 square feet of its excess office space under this lease, which expires in December 2004.

         On January 20, 2004, the Company and its landlord agreed to terms in which the Company's obligation under the lease agreement would be terminated. According to the settlement agreement, the Company is obligated to pay the landlord a sum $1.2 million. In accordance with the settlement agreement, the Company must vacate the premises by April 10, 2004. If the Company experiences any delays, the Company will be charged $1,000 per day.

         In October 2000, the Company and its subsidiary, Dynabazaar UK Ltd, entered into a 10-year lease agreement for approximately 10,000 square feet of office space in Twickenham, U.K. Under the agreement, the Company may terminate the lease without further obligation after five years. The base rental obligation is approximately $270,000 annually for the first three years and approximately $273,000 in each of the next two years. After year five, the rental obligation will be subject to a rental review process.


                                                                                 Future minimum lease payments to be received
Future minimum lease payments under noncancelable  operating leases at           under  noncancelable  operating subleases at
  December 31, 2003 are as follows (in thousands):                               December 31, 2003 are as follows (in thousands):
----------------------------------------------------------------------           -------------------------------------------------
2004                                                          $273                 2004                         $ 69

2005                                                           257                 2005                           40

Thereafter                                                      --                 Thereafter                     --
                                                             -------------------------------------------------------


Total                                                          $530                Total                        $109
                                                             -------------------------------------------------------




         Rental expense, net of sublease income, under operating leases amounted to $1,736,000, $1,722,000 and $1,667,000 for the years ended December 31, 2003,
2002 and 2001, respectively.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

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

         As permitted under Section 145 of the Delaware General Corporation Law, the by-laws of Dynabazaar, Inc. provide that Dynabazaar shall, to the extent legally permitted, indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that such person is or was, or has agreed to become, a director or officer of Dynabazaar, or is or was serving, or has agreed to serve, at the request of Dynabazaar, as a director, officer, trustee, partner, employee or agent of, or in a similar capacity with, another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. The indemnification provided for in the by-laws is expressly not exclusive of any other rights to which those seeking indemnification may be entitled under any law, agreement or vote of stockholders or disinterested directors or otherwise, and shall inure to the benefit of the heirs, executors and administrators of such persons. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2003.

         Our customer contracts contain indemnification provisions as a standard term of those contracts. Generally, these indemnification provisions require that we indemnify, defend and hold harmless the customer and certain related parties for third party claims, liabilities and costs arising from the breach of any warranty, representation or covenant in the agreement by us or any claim that our technology or service infringes or violates any third party's copyright, patent, trade secret, trademark, right of publicity or right of privacy or contains any defamatory content. Generally, our aggregate potential liability under these indemnification provisions is capped at the total amount paid to us by the customer under the contract, although some customer contracts contain higher limits and some contain no limit for specified types of claims. The term of these indemnification provisions is generally perpetual from the time of execution of the agreement. Some of our other types of agreements with third parties contain similar provisions. We believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these provisions as of December 31, 2003. In 2003, eBay asserted two indemnification claims against us under one of our commercial agreements with eBay. In one case, the claim is based upon a third party alleging that certain of our former technology utilized by eBay infringes certain patents of the third party. In the second case, the claim is based upon a third party alleging that certain technology utilized by eBay, which may include our former technology, infringes certain patents of such third party. No lawsuits have been filed. Given the early stage of these claims at this time, we cannot make a determination as to the ultimate outcome of these matters and the impact, if any, on our financial condition, liquidity or results of operations.

Under the terms of the Asset Purchase Agreement, we have agreed to indemnify, compensate and reimburse eBay and certain affiliates for losses arising or resulting from, or connected with, breaches of our representations and warranties under the Asset Purchase Agreement or breaches of our covenants under the Asset Purchase Agreement or the TSA, certain liabilities relating to persons who are our employees prior to the closing of the asset sale, liabilities relating to certain intellectual property matters, any liabilities not specifically assumed by eBay, and certain liabilities related to any bulk transfer law or similar requirement or claims for damages in connection with the asset sale pursuant to fraudulent transfer, successor liability, bankruptcy or similar laws. In order to secure our indemnification, compensation and reimbursement obligations to eBay, $2 million of the purchase price was deposited in an escrow account with an independent escrow agent at the time of the closing of the asset sale. Except as noted below, our liability for claims relating to breaches of our representations and warranties, is limited to the amount of indemnifiable losses in excess of $50,000 and eBay's sole and exclusive remedy with respect to such claims is recourse to the amounts in the escrow account. Except as noted below, the amount of our indemnification, compensation and reimbursement obligations with respect to breaches of our representations and warranties relating to (1) intellectual property matters will not exceed $2 million, and (2) other representations and warranties will not exceed $1 million. However, none of the foregoing limitations apply to (1) breaches of covenants under the Asset Purchase Agreement, (2) our indemnification obligations under the terms of the existing commercial agreements solely between eBay and Dynabazaar with respect to matters arising prior to the closing of the asset sale, which indemnification obligations will continue following the asset sale, (3) liabilities retained by Dynabazaar, or
(4) fraud or intentional misrepresentation. The Company has estimated the fair value of the indemnification to be $2 million at December 31, 2003 and has recorded it as "Other Current Liabilities on the accompanying balance sheet at December 31, 2003.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

9. Gain on sale of assets


On June 20, 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with eBay, Inc. ("eBay") to sell substantially all of the Company's technology and business assets to eBay. Under the Agreement, the Company sold to eBay substantially all the Company's business assets for $4.5 million in cash.

On September 4, 2003, the Company closed on the sale of assets to eBay.

The Agreement also provided that $2 million of the consideration be held in escrow in order to secure the Company's indemnification for certain representations and warranties. The indemnification is capped at $2 million and is for a period of two years following the closing of the asset sale. The Company estimated its potential liability under the indemnification to be $2 million in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and recorded such liability as a reduction in the gain on the sale of assets.

The Company recorded a gain on the sale of assets of $1,183,000 based on the proceeds less direct costs of $1,317,000 and the indemnification liability noted above, which is recorded in the results of operations for the year ended December 31, 2003.

The Company also entered into a Transition Services Agreement ("TSA") with eBay pursuant to which the Company is providing services to eBay to fulfill customer service obligations under customer contracts assumed by eBay. Under the TSA, eBay is paying the Company a fee which is substantially equal to the costs incurred by the Company to continue to provide that service. The Company recorded $1.7 million of revenue for the period from September 4, 2003 through December 31, 2003 related to the TSA.

10. Stockholders' Equity

         At December 31, 2003 and 2002, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 per share and (ii) 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company's Board of Directors has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

         On October 10, 2003, the Company declared a cash dividend of $1.30 per share on the Company's common stock, representing an aggregate cash distribution of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.

         In May 2001, pursuant to the shareholder rights plan, the Board of Directors of the Company designated 75,000 shares of its authorized preferred stock as Series A Junior Participating Cumulative Preferred Stock, $0.001 par value per share ("Junior Preferred Stock"). Dividends accrue on the Junior Preferred Stock at a quarterly rate equal to the greater of $1.00 or, subject to adjustment, 10,000 times the aggregate per share amount of all dividends paid during the quarter on the Company's common stock. The Junior Preferred Stock carries a liquidation preference of $10,000 per share (subject to adjustment), is redeemable, and entitles the holder to 10,000 votes per share (subject to adjustment) on all matters submitted to a vote of the Company's stockholders. The Company has not issued any shares of Junior Preferred Stock.

         Included in stockholders' equity at December 31, 2003 and 2002 are deferred compensation and equity-related charges of $0 and $159,000, respectively. These amounts consist of unearned compensation of $0 and $159,000 at December 31, 2003 and 2002, respectively.

          In May 1999, the Company entered into an Auction Services Agreement with Lycos, Inc. which has a three-year term (subject to renewal by mutual agreement). Under this agreement, the Company has agreed to provide auction services to several Lycos web sites in return for a share of the transaction fees charged on the Lycos sites. This agreement has been terminated.

         In connection with this agreement, the Company issued two warrants to Lycos for the purchase of shares of the Company's common stock. The first warrant was exercisable for 725,000 shares of common stock at an exercise price of $0.01 per share which was exercised before the closing of the Company's initial public offering. The second warrant was originally exercisable for up to 595,000 shares of common stock at an exercise price of $1.71 per share. The number of shares for which the second warrant was exercisable depended on Lycos meeting certain performance criteria which were not met as of May 12, 2001; therefore, no shares are exercisable under this warrant. The Company estimated the value of the first warrant to be $1,235,400 using the Black-Scholes valuation model at the date of issuance. The value of the first warrant was amortized over the initial term of the auction services agreement through the second quarter of 2002. Related expense for the years ended December 31, 2003, 2002 and 2001 was $0, $137,000 and $412,000, respectively. All warrants were cancelled during December 31, 2003. There are no outstanding warrants at December 31, 2003.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

Series B Preferred Stock

On May 17, 2002, the Company completed a private placement of 952,380 shares of its Series B redeemable convertible preferred stock, par value $0.001 per share, to eBay Inc. for an aggregate purchase price of $2.0 million. The Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock. The dividends are cumulative and are entitled to participate on a pro rata basis in any dividend paid on the common stock on an as if converted basis. The Series B preferred stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustment mechanisms including a weighted average anti-dilution mechanism. In the event of any liquidation, dissolution or winding up of the Company (a "Liquidation"), the holders of the Series B preferred stock are entitled to receive, in preference to the holders of certain junior securities, as defined, a per share amount equal to $2.10 plus all accrued and unpaid dividends (the "Liquidation Preference"). In the event of a Liquidation, after payment of the Liquidation Preference and any other liquidation preference on any other series of stock, the Series B preferred stock is entitled to participate on a pro rata basis with the common stock in the distribution of the remaining assets of the Company on as if converted basis. The holders of the Series B preferred stock have the right to require the Company to redeem the Series B preferred stock at any time after the earlier of (a) May 17, 2003, and (b) the happening of a material adverse effect on the Company's business, as defined. The Company had the right, at any time after May 17, 2004, to redeem the outstanding Series B preferred stock at $2.10 per share plus all accrued and unpaid dividends. The net proceeds from this offering, after issuance costs, totaled $1.8 million. At the issuance date, the Company estimated the fair value of the Series B preferred stock to be in excess of the amount paid by eBay by $114,200. As a result, the Company recorded an $114,200 adjustment to increase the carrying value of this investment and decrease revenue from eBay, Inc. in accordance with EITF 01-09 (see Note 2.) The Company accreted the carrying value of the Series B preferred stock up to $2.0 million through May 2003 in accordance with the redemption feature described above. The Company recorded $33,000 in accretion in the year ended December 31, 2003. At December 31, 2003, the carrying value of the Series B preferred stock was $0.

         In connection with the closing of the asset sale, eBay, Inc., the holder of Dynabazaar's Series B preferred stock (the "Series B Shares"), provided notice to Dynabazaar that it had elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares. The liquidation preference and accrued and unpaid dividends were paid to eBay, Inc. on September 5, 2003 in the amount of approximately $2,024,000. On September 29, 2003, the Company repurchased from eBay all of the Series B Shares for a purchase price of $1,466,665 in cash. The payment represented payment in full for any and all obligations of the Company in respect of the Series B Shares.

Treasury Stock

On August 8, 2002, the Company repurchased the 3,181,000 shares of its common stock, par value $.001 per share, held by Scott Randall, the original founder of Dynabazaar, at a price of $1.27 per share. These shares represented 10.8% of the Company's outstanding common stock at that time. In 2003 the Company sold 612,000 shares of treasury stock with a par value $.001 and a cost of $1.27 per share, in connection with the with the exercise of employee stock options.

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

DYNABAZAAR, INC. Notes to Consolidated Financial Statements


2000 Stock Option and Incentive Plan

         In February 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the issuance of up to 4,017,250 shares of common stock plus the number of shares as to which options granted under the 1997 and 1999 Plans are forfeited or otherwise terminate unexercised. This plan provides for awards in the form of ISOs, NSOs, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2003, there were 5,585,662 shares available for issuance under this plan.

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

2000 Employee Stock Option and Incentive Plan

In October 2000, the Company's Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the "2000 Employee Plan"), which originally provided for the issuance of up to 1,500,000 shares of common stock, under NSOs to employees and key persons of the Company other than any member of the Company's Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934. In January 2001, in connection with the one-time employee option exchange incentive program described below, the Board of Directors amended this plan to increase the number of shares of common stock available for issuance under the plan to 2,654,750. At December 31, 2003, there were 2,450,374 shares available for issuance under this plan.

         The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

         The following table summarizes information about stock options outstanding at December 31, 2003:


                    Options Outstanding                            Options Outstanding
     ----------------------------------------------     ---------------------------------------------
                                                        Weighted                           Weighted
     Range of                            Remaining       Average                           Average
     Exercise                           Contractual     Exercise                           Exercise
    Price per           Number             Life         Price per        Number           Price per
      Share           Outstanding       (in Years)        Share        Exercisable          Share
      -----           -----------       ----------        -----        -----------          -----

      $0.33             320,000              5             $0.33          320,000          $0.33
======================================================================================================



DYNABAZAAR, INC. Notes to Consolidated Financial Statements

         Stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                   2003                             2002                            2001
                                   ----                             ----                            ----
                                                        Weighted                        Weighted                         Weighted
                                                        Average                          Average                         Average
                                                        Exercise                        Exercise                         Exercise
                                       Number of       Price per        Number of       Price per       Number of       Price per
                                        Shares           Share           Shares           Share          Shares           Share
                                        ------           -----           ------           -----          ------           -----
Outstanding at beginning of period         3,570,537          $1.71         4,809,243         $2.27         5,252,371          $4.20
Granted.........................             597,000           0.91         1,421,500          1.35         4,002,693           1.77
Exercised.......................           (585,124)           0.74         (533,593)          0.47         (328,867)           0.27
Canceled........................         (3,262,413)           1.87       (2,126,613)          3.05       (4,116,954)           4.41
                                   -------------------------------------------------------------------------------------------------

Outstanding at end of period....             320,000          $0.33         3,570,537         $1.71         4,809,243          $2.27
                                   =================================================================================================

Options   exercisable  at  end  of
   period.......................             320,000          $0.33         1,580,050         $2.08         2,471,322          $2.75
Weighted  average  fair  value  of
   options   granted   during  the
   period at fair value.........                              $0.18                           $1.11                            $1.22
                                   =================================================================================================


          The Company is recognizing the compensation expense over the vesting period. For the years ended December 31, 2003, 2002 and 2001, related expense recognized was $107,000, $480,000 and $1,555,000, respectively.

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

Options granted under this program have special terms, with the options vesting quarterly over two years, beginning on the three-month anniversary of the grant date, if the option exchanged was unvested, or vesting on the six-month anniversary of the grant date, if the option exchanged was vested, and having a term of two and one-half years. For accounting purposes, the exchange constituted a repricing of the existing options and will require variable accounting for the new options granted in the exchange. As a result, the Company
(i) will recognize a non-cash compensation charge each quarter with respect to vested options if and to the extent that the per share fair market value of the Company's common stock at the end of the quarter exceeds $2.1875, the per share exercise price of the new options, and (ii) will adjust deferred compensation each quarter for unvested options. There is a potential for such a variable non-cash charge in each quarter until all of the new options are exercised or until the date the options expire (July 16, 2003) or otherwise terminate. The closing price of the Company's common stock from January 16, 2001 to July 16, 2003 was below $2.1875, therefore no related charge was recognized for the years ended December 31, 2003 and 2002.

Employee Stock Purchase Plan

         In March 2000, the Company's Board of Directors approved the 2000 Employee Stock Purchase Plan (the "ESPP"). Up to 500,000 shares of common stock may be issued under the ESPP. The ESPP allows eligible participating employees to purchase shares of common stock at a 15% discount from the market value of the common stock as determined on a specific date at six month intervals. There were 5,703 shares and 39,461 shares issued under the ESPP during the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, 327,414 shares remained available for issuance under this plan.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

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

13. Revenues and Long-lived Assets by Geographic Region

         The table below presents revenues by principal geographic region for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                              December 31,

                                          2003       2002         2001
                                          ----       ----         ----

United States..........................   $5,120     $4,194      $6,768
United Kingdom.........................    1,479      1,446       1,294
Other..................................       74        107         509
                                          ------------------------------

Consolidated...........................   $6,673     $5,747      $8,571
                                          ==============================

DYNABAZAAR, INC. Notes to Consolidated Financial Statements


         The table below presents long-lived assets by principal geographic region (in thousands):

                                                     December 31,

                                                    2003       2002
                                                    ----       ----

United States...............................         $ --     $1,253
United Kingdom..............................          109        225
                                               ----------------------

Consolidated................................         $109     $1,478
                                               ======================


14. Income Taxes

         The provision for income taxes consists of the following (in thousands):


                       Year Ended December 31,
                       2003                                                    2002
                       ----                                                    ----

                          Federal         State       Foreign       Total        Federal        State       Foreign       Total
                          -------         -----       -------       -----        -------        -----       -------       -----
Current.............           --            --          --             --           --            --          --             --
Deferred............       $1,519          $260         $14         $1,793       $7,363        $1,352        $113         $8,828
Valuation allowance.       (1,519)         (260)        (14)        (1,793)      (7,363)       (1,352)       (113)        (8,828)
                       -------------------------------------------------------------------------------------------------------------
Total...............       $   --          $ --         $--         $   --       $   --        $   --        $ --         $   --
                       =============================================================================================================



         The Company's effective tax rate varies from the statutory rate as follows:


                                                     Year Ended  December 31,
                                                     ------------------------
                                                         2003       2002
                                                         ----       ----

U.S. federal income tax rate.....................      (34.0)%    (34.0)%
State taxes......................................       (6.0)      (6.0)
Other............................................         .1         .1


                                                       (39.9)     (39.9)
Valuation allowance..............................       39.9       39.9

                                                          --%         --%



         The Company's federal statutory income tax rate for 2003 and 2002 was 34%. For 2003 and 2002, the Company recorded no income tax benefit and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets.

DYNABAZAAR, INC. Notes to Consolidated Financial Statements

         Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2003 and 2002 were as follows (in thousands):

                                                              December 31,
                                                              ------------
                                                            2003         2002
                                                            ----         ----

Net operating loss carryforwards.................        $50,518      $47,319
Capitalized start-up costs.......................             49          160
Capitalized research and development.............          3,809        4,851
Depreciation.....................................            150          152
Deferred revenue.................................                         134
Other............................................             31          148
                                                        ----------------------

                                                          54,557       52,764
Valuation allowance..............................        (54,557)     (52,764)
                                                        ----------------------

Net deferred tax assets..........................           $--          $--
                                                         =====================





         For federal income tax purposes, as of December 31, 2003, the Company has net operating loss carryforwards of approximately $129 million, which may be used to offset future income. These operating loss carryforwards expire beginning in 2018. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

         Approximately $29.3 million of the net operating loss carryforwards available for federal income tax purposes relate to disqualifying dispositions of incentive stock options and warrant exercises, the benefit of which, if realized, will be credited to additional paid-in capital.

         Ownership changes resulting from the Company's issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years. The Company is in the process of evaluating the limitation of the net operating loss. Currently it is determined that there will be a limitation, however the extent of the limitation has not been quantified.

15. Employee Benefit Plan

         In January 1999, the Company established a savings plan for its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits.

16. Quarterly Financial Results (unaudited)

         The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2003 and 2002. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.


                                                                 For the Quarter Ended
                                                                 March 31,      June 30,      September 30,       December 31,
                                                                 2003           2003          2003                2003
                                                                 ----           ----          ----                ----
                                                                 (In thousands, except per share data)
Revenue.......................................................     $1,357      $1,516          $2,321             $1,479
Gross profit..................................................        598         950           1,942              1,098
Net income (loss).............................................    (1,602)     (1,968)           1,113            (2,142)
Basic and diluted net inome (loss) per common share...........    $(0.06)     $(0.07)           $0.04            $(0.09)



                                                                 For the Quarter Ended
                                                                 March 31,      June 30,      September 30,       December 31,
                                                                 2002           2002          2002                2002
                                                                 ----           ----          ----                ----
                                                                 (In thousands, except per share data)
Revenue.......................................................     $1,311      $1,346          $1,434             $1,656
Gross profit..................................................        287         328             626                952
Net loss......................................................   (11,840)     (7,205)         (2,495)              (534)
Basic and diluted net loss per common share...................     (0.41)      (0.25)          (0.09)             (0.02)


17. Restructuring Charges

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

18. Unutilized Office Space Charge

         In the fourth quarter of 2003 and first quarter of 2002, we recorded charges of $160,000 and $4.5 million, respectively, for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2003, we charged $1.0 million against this reserve which represented rent payments related to unutilized office space. During 2002, we charged $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures.

         On January 20, 2004, the Company and its landlord agreed to terms in which the Company's obligation under the lease agreement would be terminated. According to the settlement agreement, the Company is obligated to pay the landlord a sum $1.2 million. In accordance with the settlement agreement, the Company must vacate the premises by April 10, 2004. If the Company experiences any delays, the Company will be charged $1,000 per day.


Initial charge recorded in March 2002..........................................        $ 4,500
Non-cash write-down of leasehold improvements and furniture and fixtures.......        (1,161)
Cash payments made in 2002.....................................................          (746)
Reversal of accrual in December 2002...........................................          (513)
                                                                                       --------

Unutilized space accrual at December 31, 2002..................................          2,080
Cash payments made in 2003                                                             (1,040)
Settlement accrual                                                                         160
                                                                                       --------
Unutilized space accrual at December 31, 2003                                          $ 1,200
                                                                                       ========


DYNABAZAAR, INC. Notes to Consolidated Financial Statements

19. Legal Proceedings

         The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

         Dynabazaar has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1934. The Company intends to vigorously defend the remaining claims asserted against it in the actions.

DYNABAZAAR, INC. SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                                         Balance at      Charged                         Balance at
                                                                         Beginning       to                               End of
Description                                                              of Period       Operations       Deductions      Period
-----------                                                              ---------       ----------       ----------      ------
Year ended December 31, 2001:
    Allowance deducted from asset accounts:
      Allowance for doubtful accounts............................              $540              479           (456)          $563
      Deferred tax asset valuation allowance.....................           $37,858            6,078              --       $43,936
Year ended December 31, 2002:
    Allowance deducted from asset accounts:
      Allowance for doubtful accounts............................              $563             (177)          (119)          $267
      Deferred tax asset valuation allowance.....................           $43,936            8,810              --       $52,764
Year ended December 31, 2003:
    Allowance deducted from asset accounts:
      Allowance for doubtful accounts............................              $267                2           (107)          $162
      Deferred tax asset valuation allowance.....................           $52,764            1,793                       $54,557


                                  EXHIBIT INDEX




Exhibit No.   Title
-----------   -----

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

10.18 Promotions Agreement dated as of April 10, 2002 between the Company and eBay Inc.(7)

10.19 Third Amendment to Agreement dated as of December 1, 2002 between the Company and Navisite, Inc.*

10.20 Agreement Concerning Employment and Termination dated as of January 20, 2003 between the Company and David George. *

21            List of Subsidiaries*

23.1          Consent of Rothstein, Kass & Company, P.C.*

23.2          Consent of PricewaterhouseCoopers LLP*


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

-----------

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