Form 10-Q
period 2004-03-31
DYNABAZAAR INC
filed 2004-05-17
CIK 1053676

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 2004

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

Yes / /    No /X/

The number of shares outstanding of the registrant's common stock as of May 11, 2004 was 26,702,862.

================================================================================

                                DYNABAZAAR, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2004

                                      INDEX



PART I.      FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)...................................................................1

             (a) Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003
             (b) Condensed Consolidated Statements of Operations for the Three Months Ended
                 March 31, 2004 and 2003
             (c) Condensed Consolidated Statements of Cash Flows for Three Months Ended March 31, 2004 and 2003
             (d) Notes to Condensed Consolidated Financial Statements

        Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation............8

        Item 3.     Quantitative and Qualitative Disclosure about Market Risk......................................11

        Item 4.     Control and Procedures.........................................................................11

PART II.     OTHER INFORMATION.......................................................................................

      Item 1.  Legal Proceedings...................................................................................12
      Item 2.  Changes in Securities and Use of Proceeds...........................................................12
      Item 3.  Defaults upon Senior Securities.  Not applicable....................................................12
      Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable................................12
      Item 5.  Other Information.  Not applicable..................................................................12
      Item 6.  Exhibits and Reports on Form 8-K....................................................................12




DYNABAZAAR and MarketSelect are registered service marks, and the Dynabazaar logo and Dynabazaar Network are service marks, of Dynabazaar, Inc. The names of other companies and products mentioned in this Report may be the trademarks of their respective owners.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                DYNABAZAAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             Unaudited in thousands

                                                                                         March 31,     December 31,
                                                                                           2004            2003
                                                                                         ---------     ------------
Assets
Current assets:
  Cash and cash equivalents                                                                $4,463           $5,697
  Restricted cash                                                                           1,052              523
  Accounts receivable, net of allowance for doubtful accounts of $164 and $162
   at March 31, 2004 and December 31, 2003, respectively                                      179              351
  Prepaid expenses                                                                            438              389
  Other current assets                                                                        521              903
                                                                                      ---------------------------------

         Total current assets                                                               6,653            7,863

Long-term marketable securities                                                             5,000            5,000
Long-term prepaid expenses                                                                  1,575            1,658
Property and equipment, net                                                                   101              109
Other assets                                                                                2,000            2,000
                                                                                     ---------------------------------

         Total assets                                                                     $15,329          $16,630
                                                                                     =================================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                             $2              $82
  Accrued expenses                                                                            632            1,034
  Current portion of accrual for unutilized office space                                      900            1,200
                                                                                     ---------------------------------

         Total current liabilities                                                          1,534            2,316

Other long-term liabilities                                                                 2,000            2,000
                                                                                     ---------------------------------

         Total liabilities                                                                  3,534            4,316
                                                                                     ---------------------------------

Stockholders' equity:
  Common stock, $0.001 par value; 90,000,000 shares authorized, 29,426,385
   issued at March 31, 2004 and December 31, 2003                                              30               30
  Additional paid-in capital                                                              151,636          151,636
  Treasury stock (at cost of $1.27 per share); 2,376,641shares at March 31,
   2004 and December 31, 2003                                                              (3,018)          (3,018)
  Accumulated other comprehensive income, net                                                 252              191
  Accumulated deficit                                                                    (137,105)        (136,525)
                                                                                     ---------------------------------

         Total stockholders' equity                                                        11,795           12,314
                                                                                     ---------------------------------

         Total liabilities and stockholders' equity                                       $15,329          $16,630
                                                                                     =================================


See accompanying notes to condensed consolidated financial statements.
                                        1

                                DYNABAZAAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited) (In thousands, except per share amounts)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                               2004          2003
                                                                                          ----------------------------
Revenue                                                                                           $-         $1,357
                                                                                          ----------------------------

Operating expenses:
Cost of revenue                                                                                                 759
Sales and marketing                                                                                             562
Development and engineering                                                                                     352
General and administrative                                                                       661          1,400
Equity-related charges                                                                                           52
                                                                                          ----------------------------

Total operating expenses                                                                         661          3,125
                                                                                          ----------------------------

Loss from operations                                                                            (661)        (1,768)
Other income, net                                                                                 81            215
                                                                                          ----------------------------

Net loss                                                                                       $(580)       $(1,553)
                                                                                          ============================



Dividend and accretion on redeemable convertible preferred stock                                                 49
Net loss attributable to common shareholders                                                   $(580)       $(1,602)
                                                                                          ============================
Basic and diluted net loss per common share                                                   $(0.02)        $(0.06)
                                                                                          ============================

Shares used to compute basic and diluted net loss per common share                            27,050         26,586
                                                                                          ============================

--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                                DYNABAZAAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                --------------------------------------
                                                                                         2004               2003
                                                                                --------------------------------------
Cash flows from operating activities:
  Net loss                                                                              $(580)           $(1,553)
  Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                       8                482
         Reserve for uncollectible accounts                                                 2                  2
         Amortization of deferred compensation and equity-related charges                                     52

  Changes in operating assets and liabilities:
         Accounts receivable                                                              171                268
         Prepaid expenses and other current assets                                        333               (709)
         Long-term prepaid expenses                                                        83                 35
         Accounts payable                                                                 (80)                (7)
         Accrued expenses                                                                (402)              (121)
         Deferred revenue                                                                                      4
         Accrual for unutilized office space                                             (300)
         Other long-term liabilities                                                                        (291)
                                                                                --------------------------------------

         Net cash used in operating activities                                           (765)            (1,838)
                                                                                --------------------------------------

  Cash flows from investing activities:
         Purchases of property, plant and equipment                                                           (3)
         Purchases of marketable securities                                                             (112,906)
         Proceeds from maturity of marketable securities                                                 112,222
         Increase in restricted cash                                                     (528)
                                                                                --------------------------------------

         Net cash used in investing activities                                           (528)              (687)
                                                                                --------------------------------------

  Cash flows from financing activities:
         Proceeds from issuance of common stock, net of issuance costs                                        57
         Dividends paid on redeemable convertible preferred stock                                            (33)
                                                                                --------------------------------------

         Net cash provided by financing activities                                                            24
                                                                                --------------------------------------

Effect of foreign exchange rates on cash and cash equivalents                              58                  1
                                                                                --------------------------------------

Net decrease in cash and cash equivalents                                              (1,235)            (2,500)

Cash and cash equivalents, beginning of period                                          5,697             32,743
                                                                                --------------------------------------

Cash and cash equivalents, end of period                                               $4,463            $30,243
                                                                                ======================================


See accompanying notes to condensed consolidated financial statements.

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Nature of Business and Recent Events

Through September 3, 2003, Dynabazaar, Inc. ("we," "us," "Dynabazaar" or the "Company") was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

We are currently reviewing alternatives for the use and disposition of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. Alternatively, we may decided to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders , to explore other business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to purse any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

In December 2003, we received notice from the Nasdaq Stock Market that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. To avoid delisting, Nasdaq has stated that the bid price of our common stock must be at $1.00 per share or more for at least ten consective trading days prior to June 14, 2004.

In connection with the Company's cessation of its online auction business, effective as of January 1, 2004, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. James Mitarotonda is the Company's President and Chief Executive Officer. We pay Barington a monthly fee of $8,000 for administrative services as well as reimbursement of reasonable expenses. In connection with the agreement, we granted to James Mitarotonda an option to purchase up to 320,000 shares of our common stock. The option is fully excercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date.

On January 20, 2004, the Company and Acquaport Unicorn , Inc (the landlord) executed a settlement agreement providing for lease termination of the Company's Woburn, Massachusetts headquarters in consideration of a cash payment of $1.2 million.

2.       Summary of Significant Acccounting Policies

Going Concern

The accompanying condensed consolidated financial statements as of March 31, 2004 and for the three-month periods ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the quarter ended March 31, 2004, the Company incurred a net loss of approximately $.6 million and negative cash flows from operations of approximately $.8 million. Subsequent to the Asset Purchase Agreement in September 2003, the Company has not yet settled on an operating plan. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity. It remains management's prime focus to acquire an operating business.

Basis of Presentation

The accompanying condensed consolidated financial statements of Dynabazaar are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2003. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of Dynabazaar and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Consistent with the disclosure provisions of SFAS 123, the Company's net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

                                                                                           March 31,      March 31,
                                                                                             2004            2003
                                                                                      --------------------------------

Net loss attributable to common stockholders
As reported                                                                                 $(580)        $(1,602)
Add: Stock-based employee compensation expense included in reported results                                    52
Deduct: Total stock-based employee compensation expense determined under the
fair-value-based method for all awards                                                                       (234)
                                                                                      --------------------------------
Pro forma                                                                                   $(580)        $(1,784)
                                                                                      ================================
Net loss per common share
As reported                                                                                $(0.02)         $(0.06)
Pro forma                                                                                  $(0.02)         $(0.07)

3.       Net Loss per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be anti-dilutive. For the three months ended March 31, 2004 and 2003, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

4.       Comprehensive Loss

For the three months ended March 31, 2004 and 2003, total comprehensive loss was as follows (in thousands):

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  ------------------------------------
                                                                                        2004              2003
                                                                                  ------------------------------------
Net loss                                                                                  $(580)          $(1,553)
Changes in other comprehensive loss:
Foreign currency translation adjustments                                                     61                 8
Unrealized gain (loss) on marketable securities                                                                16
                                                                                  ------------------------------------

Total comprehensive loss                                                                  $(519)          $(1,529)
                                                                                  ====================================


5.       Revenues and Long-lived Assets by Geographic Region

The table below presents revenues by principal geographic region for the three months ended March 31, 2004 and 2003(in thousands):

                                                   Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                 2004              2003
                                               ---------------------------
United States                                      $-              $975
United Kingdom                                                      358
All other                                                            24
                                               ---------------------------

Total                                              $-            $1,357
                                               ===========================


The table below presents long-lived assets by principal geographic region as of March 31, 2004 and December 31, 2003 (in thousands):

                                                  March 31,    December 31,
                                                   2004           2003
                                               ----------------------------
United States                                      $----          $----
United Kingdom                                       101            109
                                               ----------------------------

Total                                               $101           $109
                                               ============================

6.       Commitments and Contingencies

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynbazaar,) John Belchers (former Chief Financial Officer of Dynabazaar,) U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynbazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynbazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynbazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendents. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendents in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10 (b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under
Section 11 of the Securities Act of 1934. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

Indemnification Obligations

In the quarter ended September 30, 2003, eBay asserted two indemnifications claims against us under one of our commercial agreements with eBay. We settled one of these claims for a cash payment to eBay of $210,000. The remaining claim is based upon a third party alleging that certain of our former technology utilized by eBay infringes certain patents of the third party. No lawsuit has been filed. Given the early stage of the claim at this time time, we cannot make a determination as to the ultimate outcome of this matter and the impact, if any, on our financial condition, liquidity or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION



Overview

Through September 3, 2003, Dynabazaar, Inc. ("we," "us," "Dynabazaar" or the "Company") was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and consumer buyers.

On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. for considerations of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003 ( the "Asset Purchase Agreement"). The assets sold included all of our intellectual property and technology, all rights under certain transferred customer contracts and under certain intellectual property license agreements, and accounts receivable relating to services performed after the date of the closing of the asset sale with respect to the transferred customer contracts. Of the total consideration, $2.5 million in cash was paid to us at closing and $2 million was placed in escrow for a period of two years following the closing in order to secure our indemnifications, compensation and reimbursement obligations under the Asset Purchase Agreement. At the end of the two-year escrow period, all funds remaining in the escrow account at that time will be paid to us by the escrow agent, subjet to any pending claims.

Following the closing of the asset sale, we changed our name from "Fairmarket, Inc. " to "Dynabazaar, Inc".

In connection with the asset sale, the parties entered into a Transition Services Agreement, ("TSA") pursuant to which we provided services to eBay through December 31, 2003 to fulfill customer service obligation under customer contracts assumed by eBay. Additionally, through December 31, 2003, we continued to provided services to nine retained customers, six in the United States, and three in the United Kingdom under the same terms as were provided before the closing date of the asset sale. The revenue derived from those retained customers was not significant.

Twelve of our former employees were hired by eBay, Inc. in connection with the asset sale.

On October 10, 2003, we declared a cash dividend of $1.30 per share on our common stock, representing an aggregate cash distribution of return of capital of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.

In connection with the closing of the asset sale, eBay, Inc., the holder of our Series B preferred stock (the "Series B Shares"), elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $
2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares. The liquidation preference and accrued and unpaid dividends were paid to eBay, Inc. on September 5, 2003 in the amount of approximately $2,024,000. On September 29, 2003, we repurchased from eBay and retired all of the Series B shares for a purchase price of $1,466,665 in cash. The payment represented payment in full for any and all obligations of the Company in respect of the Series B shares.

In December 2003, we received notice from the Nasdaq Stock Market that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. To avoid delisting, Nasdaq has stated that the bid price of our common stock must close at $ 1.00 per share or more for at least ten consecutive trading days prior to June 14, 2004.

In December 2003, we entered into an Administrative Services Agreement with Barington Capital Group, L.P. James A. Mitarotonda, our Chief Executive Officer, is Chairman of Barington's general partner. In connection with the Company's cessation of its online auction business, effective as of January 1, 2004. the Company relocated its principal executive offices to 888 Seventh Avenue, 17th floor, New York, New York 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. James Mitarotonda is the Company's President and Chief Executive Officer. We pay Barington a monthly fee of $8,000 for administrative services as well as reimbursement of reasonable expenses. In connection with the agreement, we granted to James Mitarotonda an option to purchase up to 320,000 shares of our common stock. The option is fully excercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date.

In January 2004, James A. Mitarotonda was appointed as our Chief Executive Officer and Mel Brunt was appointed as our Chief Financial Officer.

On February 2, 2004, we dismissed PricewaterhouseCoopers LLP as our independent accountants and engaged Rothstein, Kass & Company, P.C. as our independent auditors commencing with the audit of our financial statements for the year ended December 31, 2003.

We are currently reviewing alternatives for the use and disposition of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. Alternatively, we may decided to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

Our common stock continues to be traded on The Nasdaq National Market. The market price per share dropped significantly subsequent to the payment of the $1.30 per share distribution to our common stockholders. The market price of our common stock as of March 5, 2004 was $0.37 per share. On December 17, 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4450 (a)(5), we have until June 14, 2004 for our stock to trade above $1.00 for 10 consecutive trading days to avoid being delisted from the Nasdaq National Market. We may be delisted before that date if we fail to meet other criteria for continued inclusion on The Nasdaq National Market. If we are delisted from The Nasdaq National Market, our stock will only be traded on the OTC Bulletin Board. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or "thinly traded", which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or they may be unable to sell a position at a later date. If our stock is delisted from the Nasdaq National Market, then the ability of our stockholders to buy and sell our shares will be materially impaired. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, deferred tax assets and unutilized office space. No changes to these critical polices have taken place during the quarter ended March 31, 2004.

Results of Operations for the Quarters Ended March 31, 2004 and 2003

For the quarter ended March 31, 2004, our net loss was $.6 million, compared to our net loss of $1.6 million, for the quarter ended March 31, 2003.

Revenue

Total revenue was $0 for the quarter ended March 31, 2004, compared to total revenue of $1.4 million for the quarter ended March 31, 2003.

Operating Expenses

Cost of revenues was $0 for the quarter ended March 31, 2004, compared to cost of revenues of $759,000 for the quarter ended March 31, 2003.

Sales and marketing expenses were $0 for the quarter ended March 31, 2004, compared to sales and marketing expenses of $562,000 for the quarter ended March 31, 2003. The decrease in sales and marketing expenses was due primarily to the cessation of operating business activities.

Development and engineering expenses were $0 for the quarter ended March 31, 2004, compared to development and engineering expenses of $352,000 for the quarter ended March 31, 2003.

General and administrative expenses were $661,000 for the three months ended March 31, 2004, a decrease of $739,000, or 53%, compared to general and administrative expenses of $1.4 million for the three months ended March 31, 2003. The decrease was due primarily to the reduction in facilities expenses of $300,000 as a result of the charge for unutilized office space recorded during the first quarter of 2002 and a decrease in depreciation expense of $480,000 as a result of certain assets being fully depreciated when compared to the quarter ended March 31, 2003.

At March 31, 2004, deferred stock compensation, which is a component of deferred compensation and equity-related charges in stockholders' equity, totaled $0.

Other Income, net

Other income, net, was $81,000 for the three months ended March 31, 2004, compared to other income, net, of $215,000, for the three months ended March 31, 2003. This decrease was due to lower interest income from lower average balances of cash, cash equivalents and investments and lower interest rates in the first quarter of 2004 compared to the same period of last year.

Liquidity and Capital Resources

At March 31, 2004, cash and cash equivalents totaled $ 9.5 million.

Cash used in operating activities was $765,000 for the three months ended March 31, 2004 and $1.8 million for the three months ended March 31, 2003. Net cash flows used in operating activities primarily reflects the Company's net loss of approximately $580,000 and $1.6 million respectively.

Cash used in investing activities was $528,000 for the three months ended March 31, 2004 and $687,000 for the three months ended March 31, 2004. Net cash flows used in investing activities for the quarter ending March 31, 2004 reflects the draw down of restricted cash to pay for lease related items. Cash used in investing activities for the period ended March 31, 2003 was due mainly to the purchase of marketable securities.

Cash flows from financing activities was $0 for the quarter ended March 31, 2004 and $24,000 for the quarter ended March 31, 2003.

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

Foreign Currency Risk

International sales are made from our foreign sales subsidiaries in the respective countries and are denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. The effect of foreign exchange rate fluctuations on Dynabazaar in the quarter ended March 31, 2004 and 2003 was not significant.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Dynabazaar, Inc. has been named as a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Inc. Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar, Inc.), John Belchers (former Chief Financial Officer of Dynabazaar, Inc.), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar, Inc.,between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of FairMarket's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934. As a result, the only claims that remain against the Company are those arising under
Section 11 of the Securities Act of 1934. The Company intends to vigorously defend the remaining claims asserted against it in the actions.

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable

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

                                             Dynabazaar, Inc.

Date: May 12, 2004                           By:   /s/ James A. Mitarotonda
                                                   ------------------------
                                                   James A. Mitarotonda,
                                                   --------------------
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date: May 12, 2004                           By:   /s/ Mel Brunt
                                                   -------------
                                                   Mel Brunt,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)