Form 10-Q
period 2004-06-30
DYNABAZAAR INC
filed 2004-08-16
CIK 1053676

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

                  For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes[ ] No[X]

The number of shares outstanding of the registrant's common stock as of Aug 11, 2004 was 27,049,744.



================================================================================

                                DYNABAZAAR, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2004

                                      INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)...................................1

         (a) Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003
         (b) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003
         (c) Condensed Consolidated Statements of Cash Flows for Six Months Ended June 30, 2004 and 2003
         (d) Notes to Condensed Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...............................8

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk ........11

   Item 4.  Control and Procedures ...........................................11

PART II.     OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................13
   Item 2.  Changes in Securities and Use of Proceeds.........................13
   Item 3.  Defaults upon Senior Securities...................................13
   Item 4.  Submission of Matters to a Vote of Security Holders...............13
   Item 5.  Other Information.................................................13
   Item 6.  Exhibits and Reports on Form 8-K..................................13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DYNABAZAAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           2004            2003
                                                                                       (UNAUDITED)
                                                                                     ----------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $4,018           $5,697
  Restricted cash                                                                              50              523
  Accounts receivable, net of allowance for doubtful accounts of $164 and $162
   at June 30, 2004 and December 31, 2003, respectively                                       143              351
  Prepaid expenses                                                                            405              389
  Other current assets                                                                        510              903
                                                                                     ---------------------------------

         Total current assets                                                               5,126            7,863

Long-term marketable security                                                               4,961            5,000
Long-term prepaid expenses                                                                  1,493            1,658
Property and equipment, net                                                                    99              109
Other assets                                                                                2,000            2,000
                                                                                     ---------------------------------

         Total assets                                                                     $13,679          $16,630
                                                                                     =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $1              $82
  Accrued expenses                                                                            548            1,034
  Current portion of accrual for unutilized office space                                        -            1,200
                                                                                     ---------------------------------

         Total current liabilities                                                            549            2,316

Other long-term liabilities                                                                 2,000            2,000
                                                                                     ---------------------------------

         Total liabilities                                                                  2,549            4,316
                                                                                     ---------------------------------

Stockholders' equity:
  Common stock, $0.001 par value; 90,000,000 shares authorized, 29,426,385
   issued at June 30, 2004 and December 31, 2003                                               30               30
  Additional paid-in capital                                                              151,636          151,636
  Treasury stock (at cost of $1.27 per share); 2,376,641 shares at June 30,
   2004 and December 31, 2003                                                              (3,018)          (3,018)
  Accumulated other comprehensive income, net                                                 162              191
  Accumulated deficit                                                                    (137,680)        (136,525)
                                                                                     ---------------------------------

         Total stockholders' equity                                                        11,130           12,314
                                                                                     ---------------------------------

         Total liabilities and stockholders' equity                                       $13,679          $16,630
                                                                                     =================================

See accompanying notes to condensed consolidated financial statements.

                                DYNABAZAAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                 ---------------------------  ---------------------------
                                                                      2004          2003          2004          2003
                                                                 -------------  ------------  ------------   ------------

Revenue                                                                  $-         $1,516           $-         $2,873
                                                                 --------------------------------------------------------

Operating expenses:
   Cost of revenue                                                        -            566            -          1,325
   Sales and marketing                                                    -            581            -          1,143
   Development and engineering                                            -            298            -            650
   General and administrative                                           594          2,135        1,255          3,535
   Equity-related charges                                                 -             38            -             90
                                                                 --------------------------------------------------------

Total operating expenses                                                594          3,618        1,255          6,743
                                                                 --------------------------------------------------------

Loss from operations                                                   (594)        (2,102)      (1,255)        (3,870)
Other income, net                                                        19            183          100            398
                                                                 --------------------------------------------------------

Net loss                                                              $(575)       $(1,919)     $(1,155)        (3,472)
                                                                 ========================================================



Dividend and accretion on redeemable convertible preferred                -                           -
   stock                                                                               (49)                        (98)
                                                                 --------------------------------------------------------
Net loss attributable to common shareholders                          $(575)       $(1,968)     $(1,155)       $(3,570)
                                                                 ========================================================

Basic and diluted net loss per common share                          $(0.02)        $(0.07)      $(0.04)        $(0.13)
                                                                 ========================================================

Shares used to compute basic and diluted net loss per
   common share                                                      27,050         26,711       27,050         26,649
                                                                 ========================================================




See accompanying notes to condensed consolidated financial statements.

                                DYNABAZAAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                --------------------------------------
                                                                                       2004               2003
                                                                                -------------------  -----------------
Cash flows from operating activities:
  Net loss                                                                            $(1,155)           $(3,472)
  Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                      10                823
         Reserve for uncollectible accounts                                                (2)                 3
         Amortization of deferred compensation and equity-related charges                   -                 90

  Changes in operating assets and liabilities:
         Accounts receivable                                                              210                568
         Prepaid expenses and other current assets                                        377               (320)
         Long-term prepaid expenses                                                       165                 35
         Accounts payable                                                                 (81)               412
         Accrued expenses                                                                (486)               (72)
         Deferred revenue                                                                                    398
         Accrual for unutilized office space                                           (1,200)              (498)
         Other long-term liabilities                                                                         (84)
                                                                                --------------------------------------

         Net cash used in operating activities                                         (2,162)            (2,117)
                                                                                --------------------------------------

  Cash flows from investing activities:
         Purchases of property, plant and equipment                                         -                 (3)
         Purchases of marketable securities                                                 -           (211,879)
         Proceeds from maturity of marketable securities                                    -            206,439
         Decrease in restricted cash                                                      473                  -
                                                                                --------------------------------------

         Net cash provided by (used in) investing activities                              473             (5,443)
                                                                                --------------------------------------

  Cash flows from financing activities:
         Proceeds from issuance of common stock, net of issuance costs                      -                 69
         Dividends paid on redeemable convertible preferred stock                           -                (65)
                                                                                --------------------------------------

         Net cash provided by financing activities                                          -                  4
                                                                                --------------------------------------

Effect of foreign exchange rates on cash and cash equivalents                              10                 52
                                                                                --------------------------------------

Net decrease in cash and cash equivalents                                              (1,679)            (7,504)

Cash and cash equivalents, beginning of period                                          5,697             32,743
                                                                                --------------------------------------

Cash and cash equivalents, end of period                                               $4,018            $25,239
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

On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

We are currently reviewing alternatives for the use and disposition of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. Alternatively, we may decided to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders and/or to explore other business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to purse any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

On June 15, 2004, we received a letter from the Nasdaq Stock Market notifying us that, because the closing price of our common stock has closed below $1.00 per share for 30 consecutive trading days and we do not presently conduct an operating business, the Company's common stock would be delisted on June 24, 2004. Our common stock currently trades over the counter on the Nasdaq OTC bulletin board.

In connection with the Company's cessation of its online auction business, effective as of January 1, 2004, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. James Mitarotonda is the Company's President and Chief Executive Officer. We pay Barington a monthly fee of $8,000 for administrative services as well as reimburse Barington's out-of-pocket expenses incurred in connection with providing such services. The Company has also agreed that in the event that Barington identifies for us, and provides us financial consulting services in connection with, a business transaction such as a merger, acquisition or joint venture, we will pay Barington a fee of two percent of the amount of the consideration paid in the transaction. In connection with the agreement, we granted to James Mitarotonda an option to purchase up to 320,000 shares of our common stock. The option is fully excercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date.

On January 20, 2004, the Company and Acquaport Unicorn, Inc., the landlord of the Company's Woburn, Massachusetts headquarters, executed a settlement agreement providing for the termination of the Company's lease in consideration of a cash payment of $1.2 million. In March 2004, the cash payment was made and on April 9th, 2004, our last employee was terminated and the premises were vacated.

As of June 30, 2004, we hold an available-for-sale security in the form of a United States Government Bond. We do not believe that as a result of holding such security we have become an investment company under the Investment Company Act of 1940. There can be no assurance, however, that this is the case and, as a result of holding such security, we may inadvertently have become, or may become in the future, an investment company as a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Registration as an investment company would be very expensive, further depleting our cash reserves and would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon.


2. SUMMARY OF SIGNIFICANT POLICIES

GOING CONCERN

The accompanying condensed consolidated financial statements as of June 30, 2004 and for the six-month period then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the period ended June 30, 2004, the Company incurred a net loss of approximately $1.2 million and negative cash flows from operations of approximately $2.2 million. Subsequent to the sale of substantially all or our operating assets to eBay in September 2003, the Company has not yet settled on an operating plan. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity. It remains management's prime focus to acquire an operating business.

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Dynabazaar are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2003. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002.

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

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                           ---------------------------  -----------------------------
                                                                2004          2003          2004           2003
                                                           ------------  -------------  ------------  ---------------
Net loss attributable to common stockholders
As reported                                                      $(575)       $(1,968)      $(1,155)     $ (3,570)
Add: Stock-based employee compensation expense
 included in reported results                                                      38                          90
Deduct: Total stock-based employee compensation
 expense determined under the fair-value-based method
 for all awards                                                                  (234)                       (468)
                                                           ----------------------------------------------------------
Pro forma                                                        $(575)       $(2,164)      $(1,155)     $ (3,948)
                                                           ==========================================================
Net loss per common share
As reported                                                     $(0.02)        ($0.07)       $(0.04)       $(0.13)
Pro forma                                                       $(0.02)        ($0.08)       $(0.04)       $(0.15)


3. NET LOSS PER SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be anti-dilutive. For the six months ended June 30, 2004 and 2003, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

4. COMPREHENSIVE LOSS

For the three and six months ended June 30, 2004 and 2003, total comprehensive loss was as follows (in thousands):

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ----------------------------  --------------------------------
                                                            2004           2003            2004           2003
                                                       ------------  --------------  --------------  ----------------

Net loss                                                       $(575)       $(1,919)       $ (1,155)       $(3,472)
Changes in other comprehensive loss:
Foreign currency translation adjustments                         (51)            46              10             54
Unrealized gain (loss) on marketable securities                  (39)           (11)            (39)             5
                                                       --------------------------------------------------------------

Total comprehensive loss                                       $(665)       $(1,884)        $(1,184)       $(3,413)
                                                       ==============================================================


5. COMMITMENTS AND CONTINGENCIES

We are a defendant in certain purported class action lawsuits field by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended.

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
INDEMNIFICATION OBLIGATIONS

In the quarter ended September 30, 2003, eBay asserted two indemnifications claims against us under one of our commercial agreements with eBay. We settled one of these claims for a cash payment to eBay of $210,000. The remaining claim is based upon a third party alleging that certain of our former technology utilized by eBay infringes certain patents of the third party. No lawsuit has been filed. Given the early stage of the claim we cannot make a determination as to the ultimate outcome of this matter and the impact, if any, on our financial condition, liquidity or results of operations.

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

On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003 (the "Asset Purchase Agreement"). The assets sold included all of our intellectual property and technology, all rights under certain transferred customer contracts and under certain intellectual property license agreements, and accounts receivable relating to services performed after the date of the closing of the asset sale with respect to the transferred customer contracts. Of the total consideration, $2.5 million in cash was paid to us at closing and $2 million was placed in escrow for a period of two years following the closing in order to secure our indemnifications, compensation and reimbursement obligations under the Asset Purchase Agreement. At the end of the two-year escrow period, all funds remaining in the escrow account at that time will be paid to us by the escrow agent, subject to any pending claims.

Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

In connection with the asset sale, the parties entered into a Transition Services Agreement ("TSA") pursuant to which we provided services to eBay through December 31, 2003 to fulfill customer service obligation under customer contracts assumed by eBay. Additionally, through December 31, 2003, we continued to provided services to nine retained customers, six in the United States and three in the United Kingdom, under the same terms as were provided before the closing date of the asset sale. The revenue derived from those retained customers was not significant.

Twelve of our former employees were hired by eBay in connection with the asset sale.

On October 10, 2003, we declared a cash dividend of $1.30 per share on our common stock, representing an aggregate cash distribution of return of capital of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.

In connection with the closing of the asset sale, eBay, the holder of our Series B preferred stock (the "Series B Shares"), elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $ 2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares. The liquidation preference and accrued and unpaid dividends were paid to eBay on September 5, 2003 in the amount of approximately $2,024,000. On September 29, 2003, we repurchased from eBay and retired all of the Series B shares for a purchase price of $1,466,665 in cash. The payment represented payment in full for any and all obligations of the Company in respect of the Series B shares.

In December 2003, we received notice from the Nasdaq Stock Marker that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. To avoid delisting, Nasdaq had stated that the bid price of our common stock must close at $1.00 per share or more for at least ten consecutive trading days prior to June 14, 2004. On June 15, 2004, we received a letter from the Nasdaq Stock Market notifying us that, because the closing price of our common stock has closed below $1.00 per share for 30 consecutive trading days and we do not presently conduct an operating business, the Company's common stock would be delisted on June 24, 2004. Our common stock currently trades over the counter on the Nasdaq OTC bulletin board. An investment in an OTC security is speculative and involves a significant degree of risk. Many OTC securities are relatively illiquid, or "thinly traded," which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may inhibit the ability of investors to sell at a later date.

In December 2003, we entered into an Administrative Services Agreement with Barington Capital Group, L.P. James A. Mitarotonda, our Chief Executive Officer, is Chairman of Barington's general partner. In connection with the Company's cessation of its online auction business, effective as of January 1, 2004, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th floor, New York, New York 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. James Mitarotonda is the Company's President and Chief Executive Officer. We pay Barington a monthly fee of $8,000 for administrative services as well as reimburse Barington's out-of-pocket expenses incurred in connection with providing such services. The Company has also agreed that in the event that Barington identifies for us, and provides us financial consulting services in connection with, a business transaction such as a merger, acquisition or joint venture, we will pay Barington a fee of two percent of the amount of the consideration paid in the transaction. In connection with the agreement, we granted to James Mitarotonda an option to purchase up to 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date.

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

We are currently reviewing alternatives for the use and disposition of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. If we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed n the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution. Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party, and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, deferred tax assets and unutilized office space. No changes to these critical polices have taken place during the quarter ended June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

For the three months ended June 30, 2004 and June 30, 2003, our net loss was $575,000 and $1.9 million respectively, a decrease of 70%.

REVENUE

For the three months ended June 30, 2004 and June 30, 2003, total revenue was $0 and $1.5 million respectively, a decrease of 100% due to the cessation of business activity.

OPERATING EXPENSES

For the three months ended June 30, 2004 and June 30, 2003, cost of revenue was $0 and $566,000 respectively, a decrease of 100% due to the cessation of business activity.

Sales and marketing expenses were $0 compared to $581,000, a decrease of 100%

Development and engineering expenses were $0 compared to $298,000, a decrease of 100%

General and administrative expense were $594,000 compared to $2.1 million, a decrease of 72% . The decrease was due primarily to the reduction in facilities expense, employee compensation expense, employee benefits expense and depreciation expense.

OTHER INCOME, NET

For the three months ended June 30, 2004 and June 30, 2003, other income, net, was $19,000 and $183,000 respectively. The decrease was primarily the results of lower interest income from lower average balances of cash and cash equivalents and lower interest rates compared to the same periods in the prior year.



SIX MONTHS ENDED JUNE 30, 2004 AND 2003

For the six months ended June 30, 2004 and June 30, 2003, our net loss was $1.2 million and $3.5 million respectively, a decrease of 66%.

REVENUE

For the six months ended June 30, 2004 and June 30, 2003, total revenue was $0 and $2.9 million respectively, a decrease of 100% due to the cessation of business activity.

OPERATING EXPENSES

For the six months ended June 30, 2004 and June 30, 2003, cost of revenue was $0 and $1.3 million respectively, a decrease of 100% due to by the cessation of business activity.

Sales and marketing expenses were $0 compared to $1.1 million, a decrease of 100%.

Development and engineering expenses were $0 compared to $650,000, a decrease of 100%.

General an administrative expenses were $1.3 million compared to $3.5 million, a decrease of 63%. The decrease was due primarily to the reduction in facilities expense, employee compensation expense, employee benefits expense and depreciation expense.

OTHER INCOME, NET

For the six months ended June 30, 2004 and June 30, 2003, other income, net, was $100,000 and $398,000 respectively, a decrease of 75%. The decrease was primarily the result of lower interest income from lower average balances of cash and cash equivalents and lower interest rates compared to the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, cash and cash equivalents totaled $4.0 million.

Cash used in operating activities was $2.2 million for the six months ended June 30, 2004 and $ 2.1 million for the six months ended June 30, 2003. Cash used in operating activities for the period ended June 30, 2004, primarily reflects the Company's net loss of $1.2 million and the payment for the termination of the lease on the Company's Woburn, Massachusetts headquarters. Net cash used in operating activities for the six months ended June 30, 2003 primarily reflects the Company's net loss of $3.5 million, offset by depreciation of $823,000 and a reduction in accounts receivable of $568,000.

Cash provided by (used in) investing activities for the six months period ended June 30, 2004 and June 30, 2003 was $473,000 and $(5.4) million respectively. Cash provided by investing activities for the period ended June 30, 2004 was primarily from the release of restricted cash held as a security deposit relating to the lease on the Company's head quarters in Woburn, Massachusetts. Cash used in investing activities for the period ended June 30, 2003 was for the purchase of marketable securities.

Cash provided by financing activities for the six months ended June 30, 2004 and June 30, 2003 was $0 and $4,000 respectively. Cash provided for the period ended June 30, 2003 was primarily from the issuance of the Company's stock.

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



RISKS RELATED TO OUR BUSINESS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

We do not use derivative financial instruments for investment purposes and only invest in financial instruments that meet high credit quality standards. Due to the conservative nature of our investments, we do not believe that we have a material exposure to interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits field by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynbazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynbazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynbazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynbazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  NOT APPLICABLE.

ITEM 3.  NOT APPLICABLE DEFAULTS UPON SENIOR SECURITIES.  NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION.  NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14
(a)/15d-14(a) of the Security Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) /15d-14(a) of the Security Exchange Act of 1934.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

On June 22, 2004, the Company filed a current report on Form 8-K reporting under
Item 5 that the Company issued a press release announcing the delisting of its common stock from The Nasdaq Stock Market and attaching the press release as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DYNABAZAAR, INC.

Date: August 11, 2004           By: /s/ James A. Mitarotonda
                                    ------------------------
                                    James A. Mitarotonda,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: August 11, 2004           By: /s/ Mel Brunt
                                    -------------
                                   Mel Brunt,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)