Form 10-Q
period 2004-09-30
DYNABAZAAR INC
filed 2004-11-12
CIK 1053676

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

                For the Quarterly Period Ended September 30, 2004

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

The number of shares outstanding of the registrant's common stock as of November 11, 2004 was 26,967,944




================================================================================

                                DYNABAZAAR, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2004

                                      INDEX



PART I.      FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)...................................1

          (a) Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
          (b) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004
               and 2003
          (c) Condensed Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2004 and 2003
          (d)  Notes to Condensed Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk........12

   Item 4.  Controls and Procedures...........................................12

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DYNABAZAAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       SEPTEMBER 30,
                                                                                          2004          DECEMBER 31,
                                                                                       (UNAUDITED)         2003
                                                                                     ---------------    ------------

ASSETS
Current assets:
  Cash and cash equivalents                                                               $   3,954        $   5,697
  Restricted cash                                                                                50              523
  Accounts receivable, net of allowance for doubtful accounts of $306 and $162
   at September 30, 2004 and December 31, 2003, respectively                                     --              351
  Prepaid expenses                                                                              373              389
  Other current assets                                                                          128              903
                                                                                   ---------------------------------

         Total current assets                                                                 4,505            7,863

Long-term marketable security                                                                 4,970            5,000
Long-term prepaid expenses                                                                    1,403            1,658
Property and equipment, net                                                                      --              109
Other assets                                                                                  2,000            2,000
                                                                                   ---------------------------------

         Total assets                                                                     $  12,878        $  16,630
                                                                                   =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $       1        $      82
  Accrued expenses                                                                              120            1,034
  Current portion of accrual for unutilized office space                                         --            1,200
                                                                                   ---------------------------------

         Total current liabilities                                                              121            2,316

Other long-term liabilities                                                                   2,000            2,000
                                                                                   ---------------------------------

         Total liabilities                                                                    2,121            4,316
                                                                                   ---------------------------------

Stockholders' equity:
  Common stock, $0.001 par value; 90,000,000 shares authorized, 29,426,385
   issued at September 30, 2004 and December 31, 2003                                            30               30
  Additional paid-in capital                                                                151,636          151,636
  Treasury stock (at cost); 2,453,641 and 2,376,641 shares at September 30,
   2004 and December 31, 2003, respectively                                                  (3,040)          (3,018)
  Accumulated other comprehensive income, net                                                   170              191
  Accumulated deficit                                                                      (138,039)        (136,525)
                                                                                   ---------------------------------

         Total stockholders' equity                                                          10,757           12,314
                                                                                   ---------------------------------

         Total liabilities and stockholders' equity                                       $  12,878        $  16,630
                                                                                   =================================

See accompanying notes to condensed consolidated financial statements.
                                        1

                                DYNABAZAAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                 -------------------------     --------------------------
                                                                      2004          2003          2004           2003
                                                                 -------------   ---------     ---------      -----------

Revenue                                                             $     --      $  2,321      $     --        $  5,195
                                                                 -------------------------------------------------------

Operating expenses:
   Cost of revenue                                                        --           379            --           1,704
   Sales and marketing                                                    --           462            --           1,605
   Development and engineering                                            --           224            --             874
   General and administrative                                            473         1,312         1,728           4,847
   Equity-related charges                                                 --            16            --             106
                                                                 -------------------------------------------------------

Total operating expenses                                                 473         2,393         1,728           9,136
                                                                 -------------------------------------------------------
Gain on sale of assets                                                    --         1,183            --           1,183
                                                                 -------------------------------------------------------
Income (loss) from operations                                           (473)        1,111        (1,728)         (2,758)
Other income, net                                                        114            26           214             423
                                                                 -------------------------------------------------------

Net income (loss)                                                   $   (359)     $  1,137      $ (1,514)       $ (2,335)
                                                                 =======================================================



Dividend and accretion on redeemable convertible preferred                --                          --
   stock                                                                               (24)                          (90)
                                                                 -------------------------------------------------------
Net income (loss) attributable to common shareholders               $   (359)     $  1,113      $ (1,514)       $ (2,425)
                                                                 =======================================================

Basic and diluted net income (loss) per common share                $  (0.01)     $   0.04      $  (0.06)       $  (0.09)
                                                                 =======================================================

Shares used to compute basic and diluted net loss per
   common share                                                       27,029        26,833        27,043          26,711
                                                                 =======================================================

See accompanying notes to condensed consolidated financial statements.
                                        2

                                DYNABAZAAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                --------------------------------------
                                                                                      2004                   2003
                                                                                ----------------      ----------------
Cash flows from operating activities:
  Net loss                                                                          $  (1,514)           $  (2,335)
  Adjustments to reconcile net loss to net cash used in operating
   activities:                                                                             --
         Gain on sale of assets                                                                             (1,183)
         Depreciation                                                                     109                1,001
         Reserve for uncollectible accounts                                               144                  (28)
         Amortization of deferred compensation and equity-related charges                  --                  106

  Changes in operating assets and liabilities:
         Accounts receivable                                                              207                  680
         Prepaid expenses and other current assets                                        791                 (405)
         Long-term prepaid expenses                                                       255               (1,632)
         Accounts payable                                                                 (81)                 (12)
         Accrued expenses                                                                (914)                (384)
         Deferred revenue                                                                  --                 (516)
         Accrual for unutilized office space                                           (1,200)                (747)
         Other long-term liabilities                                                       --                 (126)
                                                                                ----------------------------------

         Net cash used in operating activities                                         (2,203)              (5,581)
                                                                                ----------------------------------
                                                                                           --
  Cash flows from investing activities:                                                    --
         Proceeds from sale of assets, net of selling costs                                --                1,183
         Purchases of marketable securities                                                --             (189,448)
         Proceeds from maturity of marketable securities                                   --              206,439
         Decrease (increase) in restricted cash                                           473                 (832)
                                                                                ----------------------------------

         Net cash provided by investing activities                                        473               17,342
                                                                                ----------------------------------

  Cash flows from financing activities:
         Purchases of treasury stock                                                      (22)
         Payment of liquidation preference on convertible preferred stock                  --               (2,000)
         Payment of redemption of convertible preferred stock                              --               (1,467)
         Proceeds from issuance of common stock, net of issuance costs                     --                  473
         Dividends paid on redeemable convertible preferred stock                          --                  (90)
                                                                                ----------------------------------

         Net cash used in financing activities                                            (22)              (3,084)
                                                                                ----------------------------------

Effect of foreign exchange rates on cash and cash equivalents                               9                   87
                                                                                ----------------------------------

Net increase (decrease) in cash and cash equivalents                                   (1,743)               8,764

Cash and cash equivalents, beginning of period                                          5,697               32,743
                                                                                ----------------------------------

Cash and cash equivalents, end of period                                            $   3,954            $  41,507
                                                                                ==================================



See accompanying notes to condensed consolidated financial statements.
                                        3

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF BUSINESS AND RECENT EVENTS

Through September 3, 2003, Dynabazaar, Inc. ("we," "us," "Dynabazaar" or the "Company") was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

We are currently reviewing alternatives for the use and disposition of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders and or to explore other business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

On June 15, 2004, we received a letter from the Nasdaq Stock Market notifying us that, because the closing price of our common stock has closed below $1.00 per share for 30 consecutive trading days and we do not presently conduct an operating business, the Company's common stock would be delisted on June 24, 2004. Our stock now trades over the counter on the Nasdaq OTC bulletin board.

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

On January 20, 2004, the Company executed a settlement agreement with Acquaport Unicorn, Inc., the landlord of the Company's Woburn, Massachusetts headquarters, providing for termination of the Company's lease in consideration of a cash payment of $1.2 million. In March 2004 the cash payment was made and on April 9th, 2004 our last employee was terminated and the premises were vacated.

On June 22, 2004, the Board of Directors of the Company authorized the termination of the Company's Shareholder Rights Agreement based on its assessment that the termination of the Rights Agreement would benefit the Company's stockholders and enhance the corporate governance practice of the Company. The Company entered into an Amendment No 1 to the Shareholder Rights Agreement, dated as of July 7, 2004, by and between the Company and EquiServe Trust Company, N.A., as Rights Agent, which provided for the termination of the Company's Shareholder Rights Agreement on July 31, 2004.

On August 20, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to 5 million shares of the Corporations common stock. To date we have purchased 81,800 shares at an average price per share of $ 0.3037

On September 28, 2004, the Company executed a settlement agreement with Regal House Limited, the landlord of the Companys London, UK, headquarters, providing for termination of the Company's lease in consideration of a cash payment of approximately $463,000. The cash payment was drawn from the security deposit of approximately $569,000 held by the landlord. The remaining balance of $106,000 was returned to us.

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

As of September 30, 2004, we held an available-for-sale security in the form of a United States Government Bond. On October 6, 2004, this position was liquidated and re-invested as cash.

2. SUMMARY OF SIGNIFICANT  POLICIES

GOING CONCERN

The accompanying condensed consolidated financial statements as of September 30, 2004 and for the nine-month period then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the period ended September 30, 2004, the Company incurred a net loss of approximately $1.5 million and negative cash flows from operations of approximately $2.2 million. Subsequent to the sale of substantially all of our operating assets to eBay in September 2003, the Company has not yet settled on an operating plan. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustments have been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity. It remains management's prime focus to acquire an operating business.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Dynabazaar are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2003. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary for a fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2004 and 2003.

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

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Consistent with the disclosure provisions of SFAS 123, the Company's net income
(loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                          ----------------------------    --------------------------
                                                               2004           2003          2004           2003
                                                          --------------  ------------    ----------    ------------
Net income (loss) attributable to common stockholders
As reported                                                    $  (359)     $ 1,137        $  (1,514)     $  (2,335)
Add: Stock-based employee compensation expense
 included in reported results                                                    16                             106
Deduct: Total stock-based employee compensation
 expense determined under the fair-value-based method
 for all awards                                                                 160                            (211)
                                                          ---------------------------------------------------------
Pro forma                                                      $  (359)     $ 1,313        $  (1,514)     $  (2,440)
                                                          =========================================================
Net income (loss) per common share
As reported                                                    $ (0.01)     $  0.04        $   (0.06)     $   (0.09)
Pro forma                                                      $ (0.01)     $  0.05        $   (0.06)     $   (0.09)


3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be anti-dilutive. For the nine months ended September 30, 2004 and 2003, basic and diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

4. COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2004 and 2003, total comprehensive income (loss) was as follows (in thousands):

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                       -----------------------------     ----------------------------
                                                            2004           2003              2004           2003
                                                       --------------    -----------     ------------     -----------
Net income (loss)                                           $(359)          $1,137         $(1,514)         $(2,335)
Changes in other comprehensive income (loss):
Foreign currency translation adjustments                       (1)              26               9               80
Unrealized gain (loss) on marketable securities                 9                              (30)               5
                                                       --------------------------------------------------------------

Total comprehensive income (loss)                           $(351)          $1,163         $(1,535)         $(2,250)
                                                       ==============================================================

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934 as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

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



6. INCOME TAXES

The Company recently completed an Internal Revenue Code section 382 evaluation that quantified the limitation of the net operating loss carryforwards ("NOL"). It was determined that certain NOL's have been limited. As of September 30, 2004, the Company has approximately $13,780,000 of NOL's that can be utilized in the current tax year. These NOL's begin to expire in 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Through September 3, 2003, Dynabazaar, Inc. ("we," "us," "Dynabazaar" or the "Company") was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers.

On September 4, 2003, we sold substantially all of our operating assets to ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003 (the "Asset Purchase Agreement"). The assets sold included all of our intellectual property and technology, all rights under certain transferred customer contracts and under certain intellectual property license agreements, and accounts receivable relating to services performed after the date of the closing of the asset sale with respect to the transferred customer contracts. Of the total consideration, $2.5 million in cash was paid to us at closing and $2 million was placed in escrow for a period of two years following the closing in order to secure our indemnifications, compensation and reimbursement obligations under the Asset Purchase Agreement. At the end of the two-year escrow period, all funds remaining in the escrow account at that time will be paid to us by the escrow agent, subject to any pending claims.

Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc".

In connection with the asset sale, the parties entered into a Transition Services Agreement ("TSA"), pursuant to which we provided services to eBay through December 31, 2003 to fulfill customer service obligation under customer contracts assumed by eBay. Additionally, through December 31, 2003, we continued to provided services to nine retained customers, six in the United States and three in the United Kingdom, under the same terms as were provided before the closing date of the asset sale. The revenue derived from those retained customers was not significant.

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

In December 2003, we received notice from the Nasdaq Stock Marker that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. To avoid delisting, Nasdaq had stated that the bid price of our common stock must close at $ 1.00 per share or more for at least ten consecutive trading days prior to June 14, 2004. On June 15, 2004, we received a letter from the Nasdaq Stock Market notifying us that, because the closing price of our common stock has closed below $1.00 per share for 30 consecutive trading days and we do not presently conduct an operating business, the Company's common stock would be delisted on June 24, 2004. Our common stock currently trades over the counter on the Nasdaq OTC bulletin board. An investment in an OTC security is speculative and involves a significant degree of risk. Many OTC securities are relatively illiquid, or thinly traded, which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may inhibit the ability of investors to sell at a later date.

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

In January 2004, James A. Mitarotonda was appointed as our Chief Executive Officer and Mel Brunt was appointed as our Chief Financial Officer.

On February 2, 2004, we dismissed PricewaterhouseCoopers, LLP as our independent accountants and engaged Rothstein, Kass & Company, P.C. as our independent auditors commencing with the audit of our financial statements for the year ended December 31, 2003.

We are currently reviewing alternatives for the use and disposition of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. If we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed in the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution. Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders, to explore other strategic alternatives such as a business combination with another party and/or to continue as an independent stand-alone company focusing on business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts and deferred tax assets. No changes to these critical polices have taken place during the quarter ended September 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

For the three months ended September 30, 2004 and September 30, 2003, our net loss was $359,000 and net income was $1.1 million, respectively, a decrease of 132%.

REVENUE

For the three months ended September 30, 2004 and September 30, 2003, total revenue was $0 and $2.3 million, respectively,a decrease of 100% due to the cessation of business activity.

OPERATING EXPENSES

For the three months ended September 30, 2004 and September 30, 2003, cost of revenue was $0 and $379,000, respectively, a decrease of 100% due to the cessation of business activity.

Sales and marketing expenses were $0 compared to $462,000, a decrease of 100% due to the cessation of business activity.

Development and engineering expenses were $0 compared to $224,000, a decrease of 100% due to the cessation of business activity.

General and administrative expense were $473,000 compared to $1.3 million, a decrease of 64%. The decrease was due primarily to the reduction in facilities expense, employee compensation expense, employee benefits expense and depreciation expense.

OTHER INCOME, NET

For the three months ended September 30, 2004 and September 30, 2003, other income, net, was $114,000 and $26,000 respectively. The increase was primarily the results of interest income from higher average balances of cash and cash equivalents and accumulated interest on the security deposit relating to the termination of the lease on the office in London, England.



NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

For the nine months ended September 30, 2004 and September 30, 2003, our net loss was $1.5 million and $2.3 million, respectively, a decrease of 35%.

REVENUE

For the nine months ended September 30, 2004 and September 30, 2003, total revenue was $0 and $5.2 million respectively, a decrease of 100% due to the cessation of business activity.

OPERATING EXPENSES

For the nine months ended September 30, 2004 and September 30, 2003, cost of revenue was $0 and $1.7 million respectively, a decrease of 100% due to the cessation of business activity.

Sales and marketing expenses were $0 compared to $1.6 million, a decrease of 100%, due to the cessation of business activity.

Development and engineering expenses were $0 compared to $874,000, a decrease of 100%

General and administrative expenses were $1.7 million compared to $4.8 million, a decrease of 64%. The decrease was due primarily to the reduction in facilities expense, employee compensation expense, employee benefits expense and depreciation expense.

OTHER INCOME, NET

For the nine months ended September 30, 2004 and September 30, 2003, other income, net, was $214,000 and $423,000 respectively, a decrease of 49%. The decrease was primarily the result of lower interest income from lower average balances of cash and cash equivalents and lower interest rates compared to the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, cash and cash equivalents totaled $4.0 million.

Cash used in operating activities was $2.2 million for the nine months ended September 30, 2004 and $5.6 million for the nine months ended September 30, 2003. Cash used in operating activities for the period ended September 30, 2004, primarily reflects the Company's net loss of $1.9 million and the payment for the termination of the lease on the Company's Woburn, Massachusetts headquarters. Net cash used in operating activities for the nine months ended September 30, 2003 primarily reflects the Company's net loss of $2.3 million, offset by depreciation of $1million and a reduction in accounts receivable of $680,000.

Cash provided by investing activities for the nine months period ended September 30, 2004 and September 30, 2003 was $473,000 and $17.3 million, respectively. Cash provided by investing activities for the period ended September 30, 2004 was primarily from the release of restricted cash held as a security deposit relating to the lease on the Company's head quarters in Woburn, Massachusetts. Cash provided by investing activities for the period ended September 30, 2003 was from the proceeds of marketable securities.

Cash used in financing activities for the nine months ended September 30, 2004 and September 30, 2003 was $22,000 and $3.1 million respectively. Cash used for the period ended September 30, 2004 was from the purchase of the Company's stock. Cash used for the period ended September 30, 2003 was primarily for the payment of a liquidation preference on convertible preferred stock of $2.0 million and the payment of a redemption of convertible preferred stock of $1.5 million.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits field by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynbazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934 as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

The Company is negotiating a final settlement with a former employee regarding an alleged breach of contract. The Company expects the settlement to be less than $50,000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NOT APPLICABLE.

ITEM 5. OTHER INFORMATION. NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)     EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Security Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Security Exchange Act of 1934.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K



On July 13, 2004, the Company filed a current report on Form 8-K reporting that the Board of Directors of the Company has unanimously authorized the termination of the Company's Shareholder Rights Agreement. The Form 8-K also reported that to effect such termination, the Company had entered into an Amendment No. 1 to the Shareholder Rights Agreement, dated as of July 7, 2004 (the "Amendment"), by and between the Company and EquiServe Trust Company, N.A., as Rights agent, which provided for the termination of the Shareholder Rights Agreement on July 31, 2004 and included the Amendment as an exhibit.



On August 12, 2004, the Company filed a current report of Form 8-K reporting that the Company issued release on August 10, 2004 announcing a correction to its financial results for the second quarter ended June 30, 2004 as originally reported in its press release dated July 23, 2004 and attaching the press release as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DYNABAZAAR, INC.

Date: November 11, 2004                           By:   /s/ James A. Mitarotonda
                                                        ------------------------
                                                        James A. Mitarotonda
                                                        Chief Executive Officer

Date: November 11, 2004                           By:   /s/ Mel Brunt
                                                        -----------------------
                                                        Mel Brunt
                                                        Chief Financial Officer