Form 10-K
period 2004-12-31
DYNABAZAAR INC
filed 2005-03-30
CIK 1053676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 000-29423
                                 _______________

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

Securities registered pursuant                    COMMON STOCK, $0.001 PAR VALUE
to Section 12(g) of the Act:                           (Title of each class)
                                 _______________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $8,360,063 on March 26, 2005, based on the closing sales price of the registrant's common stock as reported on the Over-the-Counter Bulletin Board as of such date.

         The number of shares outstanding of the registrant's common stock as of March 26, 2005 was 26,967,944.

================================================================================

                                              DYNABAZAAR, INC.
                                                 FORM 10-K
                                    FOR THE YEAR ENDED DECEMBER 31, 2004
                                                   INDEX


                                                                                                       PAGE
                                                                                                       ----
                                             PART I. BUSINESS

Item 1.       Business ............................................................................      1
Item 2.       Properties ..........................................................................      2
Item 3.       Legal Proceedings ...................................................................      3
Item 4.       Submission of Matters to a Vote of Security Holders .................................      3


                                                  PART II

Item 5.       Market for Registrant's Common Stock, Related Stockholder Matters and Issuer
                 Purchases of Equity Securities ...................................................      3
Item 6.       Selected Financial Data .............................................................      4
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations .......................................................................      5
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk ..........................     12
Item 8.       Financial Statements and Supplementary Data .........................................     12
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure .......................................................................     12
Item 9A.      Controls and Procedures .............................................................     12
Item 9B.      Other Information ...................................................................     12


                                                 PART III

Item 10.      Directors and Executive Officers of the Registrant ..................................     12
Item 11.      Executive Compensation ..............................................................     13
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters ..............................................................     13
Item 13.      Certain Relationships and Related Transactions ......................................     13
Item 14.      Principal Accountant Fees and Services ..............................................


                                                  PART IV

Item 15.      Exhibits and Financial Statement Schedules ..........................................     13

SIGNATURES ........................................................................................     16


                                                    -i-

                                     PART I

ITEM 1.       BUSINESS.

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION" ON PAGE 10 OF THIS FORM 10-K. YOU SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW AND RECENT EVENTS

Dynabazaar, Inc. ("we," "us," "Dynabazaar" or the "Company") was incorporated in the State of Delaware in February 1997 as "Fairmarket, Inc." Through September 3, 2003, the Company was and online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

We are currently reviewing alternatives for the use of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders and/or to explore other business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our Board of Directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

In January 2004, James Mitarotonda was appointed as our President and Chief Executive Officer and Mel Brunt was appointed as our Chief Financial Officer. In October 2004, Mr. Mitarotonda resigned as the Company's President and Chief Executive Officer but remained a director of the Company. In December 2004, Mr. William Fox became the Company's President and Chief Executive Officer.

In connection with the Company's cessation of its online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and our former President and Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. Pursuant to an administrative services agreement we entered into with Barington in December 2003 (which ran through December 31, 2004), we paid Barington a monthly fee of $8,000 for performing certain administrative services on behalf of the Company. In connection with the agreement, we also granted to James Mitarotonda an option to purchase 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date. The Company entered into an amended administrative services agreement with Barington dated as of December 17, 2004. Under the amended agreement, which runs through December 31, 2006, Barington is to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on behalf of the Company. In addition, Barington is to be paid a fee of $175 an hour for any legal services provided by Barington on behalf of the Company at the Company's request. The Company has also agreed that in the event that Barington identifies for the Company, at its request, a business transaction such as a merger, acquisition or joint venture, and/or provides the Company with financial consulting or merger and acquisition services in connection with such business transaction, the Company will pay Barington a fee to be agreed upon between Barington and the Board of Directors of the Company. In connection with the amended agreement, the Company granted options to certain designees of Barington to purchase, in the aggregate, 320,000 shares of the Company's common stock at an exercise price of $0.31 per share, the fair market value of the Company's common stock on the grant date.

On January 20, 2004, the Company executed a settlement agreement with Acquaport Unicorn, Inc., the landlord of the Company's Woburn, Massachusetts headquarters, providing for termination of the Company's lease in consideration of a cash payment of $1.2 million. In March 2004, the cash payment was made and on April 9, 2004 our last employee was terminated and the premises vacated.

On February 2, 2004, we dismissed PricewaterhouseCoopers LLP as our independent accountants and engaged Rothstein, Kass & Company, P.C. as our independent auditors commencing with the audit of our financial statements for the year ended December 31, 2003.

On June 22, 2004, the Board of Directors of the Company authorized the termination of the Company's Shareholder Rights Agreement based on its assessment that the termination of this agreement would benefit the Company's stockholders and enhance the corporate governance practice of the Company. The Company entered into Amendment No. 1 to the Shareholder Rights Agreement, dated as of July 7, 2004, by and between the Company and EquiServe Trust Company, N.A., as Rights Agent, which provided for the termination of the Company's Shareholder Rights Agreement on July 31, 2004.

On June 15, 2004, we received a letter from the Nasdaq Stock Market notifying us that, because the closing price of our common stock had closed below $1.00 per share for 30 consecutive trading days and we do not presently conduct an operating business, the Company's common stock would be delisted on June 24, 2004. Our stock now trades over the counter on the Nasdaq OTC Bulletin Board.

On August 20, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to 5 million shares of the Company's common stock. To date, we have purchased 81,800 shares at an average price per share of $0.2689.

On September 28, 2004, the Company executed a settlement with Regal House Limited, the landlord of the Company's London, UK headquarters, providing for termination of the Company's lease in consideration of a cash payment of approximately $463,000. The cash payment was drawn from the security deposit of approximately $569,000 held by the landlord. The remaining balance of $106,000 was returned to us.

As of September 30, 2004, we held an available-for-sale security in the form of a United States Government Bond. On October 6, 2004, this position was liquidated and re-invested in cash.

On December 17, 2004, the Board of Directors appointed Raymond L. Steele to serve as a Class I director. On December 27, 2004, Joseph R. Wright, Jr. resigned from the Board of Directors in order to devote additional time to his position as President, Chief Executive Officer and a director of PanAmSat Corporation, a global provider of satellite-based video, broadcasting and network distribution and delivery services. On January 31, 2005, the Board of Directors appointed Karen Schneider to serve as a Class II director.

ITEM 2.       PROPERTIES

The Company's headquarters are located in New York City, in an office maintained by Barington Capital Group, L.P., a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and our former President and Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington.

On January 20, 2004, the Company executed a settlement agreement with Acquaport Unicorn, Inc., the landlord of the Company's Woburn, Massachusetts headquarters, providing for termination of the Company's lease in consideration of a cash payment of $1.2 million. In March 2004, the cash payment was made and on April 9, 2004 our last employee was terminated and the premises vacated.

On September 28, 2004, the Company executed a settlement agreement with Regal House Limited, the landlord of the Company's London, UK, headquarters, providing for termination of the Company's lease in consideration of a cash payment of approximately $463,000. The cash payment was drawn from the security deposit of approximately $569,000 held by the landlord. The remaining balance of $106,000 was returned to us.

ITEM 3.       LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10 (b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

         Our common stock trades on the Nasdaq OTC Bulletin Board under the symbol "FAIM." Our common stock was quoted on the Nasdaq National Market, but was delisted on June 24, 2004. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the OTC BB.

                                                             HIGH           LOW
                                                             ----           ---

         YEAR ENDED DECEMBER 31, 2004:
         First Quarter....................................   $0.44         $0.32
         Second Quarter...................................   $0.39         $0.30
         Third Quarter....................................   $0.31         $0.26
         Fourth Quarter...................................   $0.35         $0.27



                                                             HIGH           LOW
                                                             ----           ---

         YEAR ENDED DECEMBER 31, 2003:
         First Quarter....................................   $1.67         $1.42
         Second Quarter...................................   $2.00         $1.52
         Third Quarter....................................   $1.71         $1.54
         Fourth Quarter...................................   $1.79         $0.31

         As of March 26, 2005, there were approximately 177 holders of record of our common stock.

         We have not paid or declared any cash dividends on shares of our common stock other than a $1.30 per share cash distribution that was declared in October 2003 and paid in November 2003 to stockholders of record on October 20, 2003. The total amount of the distribution was approximately $35 million. Any future determinations as to the payment of dividends on our common stock will depend upon our capital requirements, earnings, liquidity and such other factors as our Board of Directors may consider.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

         On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the Securities and Exchange Commission on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that, as of December 31, 2004, approximately $35.3 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment, $4.0 million to repurchase 3.1 million shares of our common stock from our founder, $35 million for the cash distribution paid in November 2003 and $3.5 million for the September 2003 Series B repurchase and liquidation preference. At December 31, 2004, substantially all of the remaining net proceeds (approximately $9 million) were held in investments in interest-bearing accounts.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 are derived from our audited consolidated financial statements.

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                            --------------------------------
                                                             2004           2003           2002           2001           2000
                                                             ----           ----           ----           ----           ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue .............................................   $        --    $     6,673    $     5,747    $     8,571    $    10,937
Total operating expenses ............................         2,227         12,752         29,075         51,688         66,732
Loss from operations ................................        (2,227)        (6,079)       (23,328)       (43,117)       (55,795)
Net loss ............................................        (1,962)        (4,599)       (21,977)       (40,183)       (51,267)
Basic and diluted net loss per share ................   $     (0.07)   $     (0.18)   $     (0.79)   $     (1.39)   $     (2.15)
Shares used to compute basic and diluted
   net loss per share ...............................        27,024         26,796         28,080         28,870         23,811

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                             2004           2003           2002           2001           2000
                                                             ----           ----           ----           ----           ----
                                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities ....   $     8,989    $    10,697    $    54,734    $    63,372    $    76,104
Working capital .....................................         9,124          5,547         39,572         40,411         79,075
Total assets ........................................        12,468         16,630         59,267         71,450         93,449
Obligation under capital lease excluding current
   portion ..........................................            --             --             --             --            148
Total stockholders' equity ..........................        10,452         12,314         52,909         68,857         87,282


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the risks and uncertainties discussed under the heading "Factors that May Affect Results of Operations and Financial Condition" on page 10 of this Form 10-K. You should not place undue reliance on our forward-looking statements, and we assume no obligation to update any forward-looking statements.

         The following discussion of our financial condition and results of operations should be read in conjunction with the description of our business and our financial statements and the notes to those statements included elsewhere in this Report.

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

         We follow the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"), in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

         o We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of the Company's products and services such that the Company could have purchased the products from a third party; and

         o We can reasonably estimate the fair value of the benefit received.

         If both of the conditions are met, we record consideration paid to customers as an expense. Consideration, including equity instruments, not meeting the above criteria, is recorded as a reduction of revenue to the extent the Company has recorded cumulative revenue from the customer or reseller. Any consideration in excess of cumulative revenue recognized from the customer or reseller is recorded as an operating expense.

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

UNUTILIZED OFFICE SPACE In the fourth quarter of 2003 and first quarter of 2002, we recorded charges of $160,000 and $4.5 million, respectively, for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2003, we charged $1.0 million against this reserve which represented rent payments related to unutilized office space. During 2002, we charged $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123
(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123
(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123
(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of modified award over the fair value of the original award immediately before the modifications. The Company has not completed its evaluation of SFAS No. 123 (R) but expects the adoption of this new standard will have an impact on operating results due to the Company's use of options as employee incentives.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

For the years ended December 31, 2004, 2003 and 2002, our net loss was $2.0 million, $4.6 million and $22.0 million, respectively. The reduction in net loss of $2.7 million when comparing 2004 to 2003 was primarily due to the cessation of its online auction business. The reduction in net loss of $17.4 million when comparing 2003 to 2002 was primarily due to a decrease in equity related charges in the a amount of $9.8 million, a decrease in total operating expenses exclusive of equity related charges of $6.5 million, an increase in total revenue of $926,000 and a decrease of interest income of $1.1 million.

REVENUE

         Total revenue was zero for 2004 compared to $6.7 million in 2003, this decrease was due to the cessation of the Company's online auction business. The increase of $1.0 in revenue for 2003 compared to 2002 was due primarily to service fees incurred under the TSA with eBay offset by the loss of revenue from customers transferred to eBay as part of the Asset Purchase Agreement. Total revenue was $5.7 million for 2002.

         International revenue was zero in 2004 compared to $1.5 million in 2003 and $1.6 million in 2002. The decrease in 2004 compared with 2003 is due to the cessation of the Company's online auction business.

OPERATING EXPENSES

COST OF REVENUE

         Cost of revenue was zero in 2004, $2.1 million in 2003 and $3.6 million in 2002. Cost of revenue consists of costs for direct customer support and support to end-users of our customers' sites, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. The decrease in 2004 was primarily due to the cessation of the Company's online auction business. The decreases of $1.5 million in 2003 and $1.3 million in 2002 were primarily due to a reduction in salaries and related expenses resulting from headcount reductions and a reduction in the fees paid to network providers for bandwidth. In addition, we realized cost reductions by relocating our UK Data Center to our US Data Center.

         Gross profit was 0.0%, 68.8% and 38.1% of total revenue for 2004, 2003 and 2002, respectively. This decrease in gross profit from 2004 and 2003 was attributable to the decrease in revenue discussed above. The increase in gross profit from 2003 to 2002 was primarily attributable to the increase in revenues from the TSA, while no costs were associated with those revenues.

SALES AND MARKETING

         Sales and marketing expenses were zero for 2004, $2.0 million for 2003 and $2.3 million for 2002. The decrease in 2004 is attributable to the cessation of the Company's online auction business. The decrease in 2003 is attributable to a reduction in salaries and related expenses.

DEVELOPMENT AND ENGINEERING

         Development and engineering expenses were zero for 2004, $1.1 million for 2003 and $2.2 million for 2002. The decrease for 2004 is attributable to the cessation of the Company's online auction business. The decreases for 2003 and 2002 were primarily due to a reduction in salaries and related expenses resulting from lower headcount.

GENERAL AND ADMINISTRATIVE

         General and Administrative expenses were $2.2 million in 2004 compared to $7.3 million in 2003, a reduction of 72%. Expenses in 2004 were primarily related to the payment of liability insurance premiums for the prior Board of $336,000 and the current Board of $90,000 and costs associated with the settlement of leases in the United States and the United Kingdom. General and Administrative expenses in 2003 were $7.3 million compared to $6.6 million in 2002 an increase of 10%. Contributing to the increase in 2003 was the payment, in December of that year, of $830,000 termination pay to all our remaining employees, together with a patent litigation settlement of $210,000 and an increase in the premium for directors and officers liability insurance.

UNUTILIZED OFFICE SPACE CHARGE

         In the fourth quarter of 2003 and the first quarter of 2002, we recorded charges of $160,000 and $4.5 million, respectively, for unutilized office space at our Woburn, Massachusetts headquarters. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In the fourth quarter of 2002, we recorded a reversal of $513,000 related to a sublease of approximately 11,000 square feet of the unutilized office space. During 2003, we charged $1.0 million against this reserve which represented rent payments related to unutilized office space. During 2002, we charged $746,000 against this reserve, which represented rent payments related to unutilized office space. In addition, we recorded $1.2 million for the write-down of leasehold improvements and furniture and fixtures. In 2004, we terminated our lease for this property.

EQUITY-RELATED CHARGES

         Equity-related charges consist of the amortization of (1) deferred stock compensation resulting from the grant of stock options to employees at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and (2) the fair value of warrants issued to strategic customers and shares of Series B preferred stock issued to strategic customers at prices below their fair value.

         Deferred stock compensation is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter.

         At December 31, 2004 and 2003, the Company had no deferred compensation on the consolidated balance sheets. The Company had recorded $0, $107,000 and $9.8 million in equity related charges for the years ending December 31, 2004, 2003 and 2002, respectively.

GAIN ON SALE OF ASSETS

         On June 20, 2003, the Company entered into an Asset Purchase Agreement (the "Agreement") with eBay, Inc. ("eBay") to sell substantially all of the Company's technology and business assets to eBay for $4.5 million in cash. On September 4, 2003 the Company closed on the sale of assets to eBay.

          In connection with the transaction the parties entered into a separate escrow agreement dated September 2003, which provided that $2 million of the consideration be held in escrow for a two-year period in order to secure the Company's indemnification obligations. The Company estimated its potential liability under the indemnification to be $2 million in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and recorded such liability as a reduction in the gain on the sale of assets.

         The Company recorded a gain on the sale of assets of $1,162,000 based on the proceeds less direct costs of $1,338,000 and the indemnification liability noted above, which is recorded in the results of operations for the year ended December 31, 2003.

INTEREST INCOME, NET

         Interest income was $265,000, $297,000 and $1.4 million in 2004, 2003 and 2002, respectively. The decrease in interest income for 2004 and 2003 was due principally to lower average cash, cash equivalents and marketable securities balances during these periods as a result of cash used in operating activities and to a lesser extent a decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering in March 2000, we financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million as of December 31, 1999. In March 2000, we sold 5,750,000 shares of common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. At December 31, 2004, cash and cash equivalents totaled $9.0 million.

         Net cash used in operating activities was $2.3 million for 2004, $7.1 million for 2003 and $6.3 million for 2002.

         Net cash flows from operating activities in 2004 reflect a net loss of $2.0 million reduced by an increase in other assets of $900,000. Net cash flows from operating activities reflects increases from unutilized lease costs of $1.2 million, $800,000 from accrued expenses and other miscellaneous increases.

         Net cash flows from operating activities in 2003 reflect a net loss of $4.6 million reduced by depreciation expense of $1.2 million, and a reduction of accounts receivable of $1.0 million. Net cash flows from operating activities for 2003 reflects an increase in gain on sale of assets of $1.2 million, long-term prepayment of $1.6 million, unutilized lease costs of approximately $880,000 and additional increases of accounts payable, accrued expenses, deferred revenue and other non-current liabilities.

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

         In 2004, cash provided by investing activities decreased to $5.5 million from $18.1 million in 2003. This decrease was primarily due to the sale of marketable securities compared to the 2003 activity. During 2003, cash provided by investing activities was primarily due from the sale of marketable securities. In 2002, cash provided by investing activities was $20.9 million primarily from the sale of marketable securities.

         In 2004, cash used in financing activities was $22,000, primarily from the purchase of treasury stock. Cash used in financing activities was $38.3 million in 2003 primarily from a cash distribution paid to shareholders of record on October 20, 2003. In 2002, cash used in financing activities was $2.2 million primarily from the purchase of 3,181,000 shares of our Common Stock from the founder of the Company for $4.0 million offset by the issuance of 952,380 shares of our Series B redeemable convertible preferred stock to eBay in May 2002 for net proceeds of $1.8 million as described in Note 11 to the Consolidated Financial Statements.

         We expect to fund our operating expenses for 2005 from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies, though currently we have no commitments for capital expenditures or strategic investments. We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and operating expenditure requirements for the near future. Further, we do not have an operating business and consequently, we are currently exploring various options for the use of our remaining assets, including pursuit of a business strategy unrelated to our historical business. Acquisition and/or operation of any future business strategy may require us to obtain additional financing. In the interim, we believe our cash needs will primarily relate to costs associated with operating as a public company, such as legal and accounting costs. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

WE CURRENTLY DO NOT HAVE AN OPERATING BUSINESS, BUT ALSO DO NOT INTEND TO PURSUE A COURSE OF COMPLETE LIQUIDATION AND DISSOLUTION, AND ACCORDINGLY, THE VALUE OF YOUR SHARES MAY DECREASE

We currently do not have any operating business; we are considering various options for the use of our remaining assets, but have yet to approve any definitive plans. In the meantime, we will continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares. Furthermore, we currently do not intend to pursue a course of complete liquidation and dissolution. As a result, you should not expect any further cash distributions.

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

OUR STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET, AND IS THEREFORE SIGNIFICANTLY LESS LIQUID THAN BEFORE

Our stock has been delisted from trading on The Nasdaq National Market by reason of not maintaining listing requirements due to, among other things, significantly reduced market price of our common stock. As a result, our common stock currently trades over the counter on the Nasdaq OTC Bulletin Board and the ability of our stockholders to obtain liquidity and fair market prices for our shares has been significantly impaired.

WE WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH PUBLIC COMPANY REPORTING AND OTHER REQUIREMENTS

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, and other applicable requirements including those under the Sarbanes-Oxley Act of 2002 even though compliance with such requirements is economically burdensome. In order to curtail expenses, if we elect to pursue a liquidation and dissolution strategy, after we file our Certificate of Dissolution, we will seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act, which may or may not be granted. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

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

         None

FOREIGN CURRENCY RISK

         None

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

ITEM 9A.      CONTROLS AND PROCEDURES

         As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item regarding directors and executive officers is incorporated by reference from the discussion in the proxy statement for the 2005 Annual Meeting of Shareholders under the headings "Directors" and "Other Information."

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item regarding directors and executive officers is incorporated by reference from the discussion in the proxy statement for the 2005 Annual Meeting of Shareholders under the heading "Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item regarding directors and executive officers is incorporated by reference from the discussion in the proxy statement for the 2005 Annual Meeting of Shareholders under the heading "Other Information."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item regarding directors and executive officers is incorporated by reference from the discussion in the proxy statement for the 2005 Annual Meeting of Shareholders under the heading "Other Information."

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   INDEX TO FINANCIAL STAEMENTS

         The following documents are included as part of this Annual Report on Form 10-K.

                                                                                                           PAGE
                                                                                                           ----
Report of Independent Registered Public Accounting Firm...............................................      F-2
Report of Independent Registered Public Accounting Firm...............................................      F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003..........................................      F-4
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002............      F-5
Consolidated Statements of Convertible Preferred Stock, Stockholders' Equity (Deficit) and
   Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002............................      F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002............      F-8
Notes to Consolidated Financial Statements............................................................      F-9

(a)(2)   Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts.........................................................    II-1

(a)(3)   Exhibits

         Please see subsection (b) below


(b)  EXHIBITS

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below. Exhibits indicated with (+) constitute all of the management contracts and compensation plans and arrangements required to be filed as exhibits to the Report on Form 10-K.

EXHIBIT NO.       TITLE
-----------       -----

3.1               Form of Fifth Amended and Restated Certificate of
                  Incorporation of the Company(1)
3.2               Composite Amended and Restated Bylaws of the Company as
                  amended by Amendment to Bylaws adopted May 16, 2001*
4.1               Form of Specimen Certificate for the Company's Common Stock(4)
4.2               Shareholder Rights Agreement, dated as of May 17, 2001,
                  between the Company and EquiServe Trust Company, N.A., as
                  Rights Agent, including form of Right Certificate(2)
10.1              Form of Indemnity Agreement entered into by the Company with each of its directors(1)
10.2              Amended and Restated 1997 Stock Option Plan(1)
10.3              October 2001 Amendment to Amended and Restated 1997 Stock
                  Option Plan(4)
10.4              1999 Stock Option Plan(1)
10.5              2000 Stock Option and Incentive Plan(1)
10.6              Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002(4)
10.7              Employee Stock Purchase Plan(1)
10.8              Letter agreement dated June 26, 2001 between the Company and
                  Nanda Krish(3)
10.9              Amended and Restated Agreement Concerning Termination of
                  Employment, Severance Pay and Related Matters dated as of
                  October 11, 2001 between the Company and Mathew Ackley(4)
10.10             Second Amended and Restated Agreement Concerning Termination
                  of Employment, Severance Pay and Related Matters dated as of
                  October 11, 2001 between the Company and Janet Smith(4)
10.11             Lease Agreement dated November 9, 1999, between DIV Unicorn,
                  LLC and the Company(1)
10.12             Siteharbor Services Agreement between the Company and
                  NaviSite, Inc. dated as of November 1, 2001 together with
                  Amendment to Siteharbor Services Agreement dated as of
                  November 1, 2001(4)
10.13             Indemnification Agreement among the Company and Sierra
                  Ventures VII, LP, and Sierra Ventures Associates VII, LLC,
                  dated February 25, 1999(1)
10.14             Warrant to Purchase Common Stock between the Company and
                  Lycos, Inc. dated as of May 12, 1999(1)
10.15             Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
10.16             Agreement Concerning termination of Employment, Severance Pay and related Matters dated as of January 17, 2002 between the
                  Company and Nanda Krish(5)
10.17             Second Amendment to Agreement dated as of March 15, 2002
                  between the Company and NaviSite, Inc.(5)
10.18             Promotions Agreement dated as of April 10, 2002 between the
                  Company and eBay Inc.(7)
10.19             Third Amendment to Agreement dated as of December 1, 2002
                  between the Company and Navisite, Inc.*
10.20             Agreement Concerning Employment and Termination dated as of
                  January 20, 2003 between the Company and David George. *
10.80             Services Agreement dated as of November 17, 2004 between the
                  Company and Barington Capital Group, L.P.*
21                List of Subsidiaries*
23.1              Consent of Rothstein, Kass & Company, P.C.*
23.2              Consent of PricewaterhouseCoopers LLP*
31.1              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.*
31.2              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.*
32.1              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------

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


(c) Financial Statement Schedules

Please see page II-1 of this Annual Report on form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

                                      DYNABAZAAR, INC.

                                      By:  /s/ William J. Fox
                                           -------------------------------------
                                           William J. Fox
                                           President and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                         TITLE                                                  DATE
---------                         -----                                                  ----
/s/ William J. Fox                President, Chief Executive Officer and Director        March 30, 2005
--------------------------        (Principal Executive Officer)
William J. Fox


/s/ Melvyn Brunt                  Chief Financial Officer and Treasurer                  March 30, 2005
--------------------------        (Principal Financial and Accounting Officer)
Melvyn Brunt


/s/ Rory J. Cowan                 Director and Chairman of the Board                     March 30, 2005
--------------------------
Rory J. Cowan


/s/ Lloyd I. Miller, III          Director                                               March 30, 2005
--------------------------
Lloyd I. Miller, III


/s/ James A. Mitarotonda          Director                                               March 30, 2005
--------------------------
James A. Mitarotonda


/s/ Karen Schneider               Director                                               March 30, 2005
--------------------------
Karen Schneider


/s/ Raymond Steele                Director                                               March 30, 2005
--------------------------
Raymond Steele

                                                DYNABAZAAR, INC.
                                       CONSOLIDATED FINANCIAL STATEMENTS



                                               TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
Report of Independent Registered Public Accounting Firm...............................................      F-2
Report of Independent Registered Public Accounting Firm...............................................      F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003..........................................      F-4
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002............      F-5
Consolidated Statements of Convertible Preferred Stock, Stockholders' Equity (Deficit) and
   Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002............................      F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002............      F-8
Notes to Consolidated Financial Statements............................................................      F-9


                                                      F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dynabazaar, Inc.

We have audited the accompanying consolidated balance sheets of Dynabazaar, Inc. & Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, consolidated statements of convertible preferred stock, stockholders' equity (deficit) and comprehensive loss, and consolidated cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the consolidated financial statements referred to above, we audited the financial schedules listed under Item 15. In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.


/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 9, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dynabazaar, Inc.:

         In our opinion, the consolidated statements of operations, of cash flows and of changes in convertible preferred stock, stockholders' equity (deficit) and comprehensive loss for the years ended December 31, 2002 and 2001 present fairly, in all material respects, the results of operations and cash flows of Dynabazaar, Inc. and its subsidiaries for the years ended December 31, 2002 and 2001, in conformity with accounting priciples generally generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 7, 2003

                                                    DYNABAZAAR, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share and per share amounts)


                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                              2004               2003
                                                                                              ----               ----
                                      ASSETS
Current assets:
   Cash and cash equivalents ......................................................     $      8,989       $      5,697
   Restricted cash ................................................................               --                523
   Accounts receivable, net of allowance of zero and $162 at December 31, 2004
      and 2003, respectively ......................................................               --                351
   Prepaid expenses ...............................................................              331                389
   Other current assets (see Note 5 and 8) ........................................            2,000                903
                                                                                        --------------------------------
       Total current assets .......................................................           11,320              7,863
Long-term marketable securities ...................................................               --              5,000

Long-term prepaid expenses ........................................................            1,328              1,658
Property and equipment, net .......................................................               --                109
Other assets (see Note 8) .........................................................               --              2,000
                                                                                        --------------------------------
       Total assets ...............................................................     $     12,648       $     16,630
                                                                                        ================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................................     $         --       $         82
   Accrued expenses ...............................................................              196              1,034
   Current portion of unutilized space accrual ....................................               --              1,200
   Other current liabilities (see Note 8) .........................................            2,000                 --
                                                                                        --------------------------------
       Total current liabilities ..................................................            2,196              2,316
Other long-term liabilities (see Note 8) ..........................................               --              2,000
                                                                                        --------------------------------
       Total liabilities ..........................................................            2,196              4,316
                                                                                        --------------------------------

Commitments and contingencies

Stockholders' equity

   Common stock, $0.001 par value; 90,000,000 shares authorized, 29,426,385
      shares issued at December 31, 2004 and 2003 .................................               30                 30
   Additional paid-in capital .....................................................          151,636            151,636
   Treasury stock, (at cost); 2,458,441 and 2,376,641 shares at December 31,
      2004 and 2003, respectively .................................................           (3,040)            (3,018)
   Accumulated other comprehensive income, net ....................................              313                191
   Accumulated deficit ............................................................         (138,487)          (136,525)
                                                                                        --------------------------------
       Total stockholders' equity .................................................           10,452             12,314
                                                                                        --------------------------------
       Total liabilities and stockholders' equity .................................     $     12,648       $     16,630
                                                                                        ================================


                  The accompanying notes are an integral part of the consolidated financial statements.

                                                          F-4

                                                    DYNABAZAAR, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands, except per share amounts)


                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                     2004          2003          2002
                                                                                     ----          ----          ----
Revenue .....................................................................     $     --      $  6,673      $  5,747
Operating expenses:
   Cost of revenue, exclusive of zero, $11, and $134 in 2004, 2003
      and 2002, respectively, reported below as equity-related charges                  --         2,085         3,555
   Sales and marketing, exclusive of zero, $41, and $9,465 in 2004,
      2003 and 2002, respectively, reported below as equity-related
      charges ...............................................................           --         1,978         2,284
   Development and engineering, exclusive of zero, $32, and $195 in
      2004, 2003 and 2002, respectively, reported below as
      equity-related charges ................................................           --         1,118         2,213
   General and administrative, exclusive of zero, $23, and $100 in
      2004, 2003 and 2002, respectively, reported below as
      equity-related charges ................................................        2,227         7,304         6,612
   Restructuring charges ....................................................           --            --           530
   Unutilized office space charge ...........................................           --           160         3,987
   Equity-related charges ...................................................           --           107         9,894
                                                                                  -------------------------------------
Total operating expenses ....................................................        2,227        12,752        29,075
                                                                                  -------------------------------------

Loss from operations ........................................................       (2,227)       (6,079)      (23,328)
Interest income .............................................................          265           297         1,351
Gain on sale of assets ......................................................           --         1,183            --
                                                                                  -------------------------------------
Net loss ....................................................................       (1,962)       (4,599)      (21,977)

Dividends and accretion on redeemable convertible preferred stock ...........           --           123           138
                                                                                  -------------------------------------
Net loss attributable to common shareholders ................................     $ (1,962)     $ (4,722)     $(22,115)
                                                                                  =====================================

Basic and diluted net loss per common share .................................     $  (0.07)     $  (0.18)     $  (0.79)
                                                                                  =====================================

Shares used to compute basic and diluted net loss per common share ..........       27,024        26,796        28,080
                                                                                  =====================================


                 The accompanying notes are an integral part of the consolidated financial statements.

                                                          F-5

                                                      DYNABAZAAR, INC.
                                   CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
                                    STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                                    FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                       (In thousands)


                                                                                        ADDITIONAL
                                                                              AMOUNT     PAID-IN
                                             SHARES     AMOUNT     SHARES     AT PAR     CAPITAL       SHARES       AMOUNT
                                             ------     ------     ------     ------     -------       ------       ------
                                               CONVERTIBLE
                                              PREFERRED STOCK        COMMON STOCK                        TREASURY STOCK
                                              ---------------        ------------                        --------------

January 1, 2002 ....................          --       $   --      29,062   $      29   $ 189,370           --      $    --
Comprehensive loss:
Net loss ...........................          --           --          --          --          --           --           --
Foreign currency translation
   adjustment ......................          --           --          --          --          --           --           --
Unrealized loss on marketable
   securities ......................          --           --          --          --          --           --           --

Comprehensive loss .................

Issuance of Series B
   convertible preferred stock .....         952        1,796          --          --          --           --           --
Effective EITF 01-09 on
   convertible preferred stock .....          --          114          --          --          --           --           --
Series B convertible preferred
   stock dividend ..................          --           --          --          --         (81)          --           --
Series B convertible preferred
   stock accretion .................          --           57          --          --         (57)          --           --
Repurchase of common stock .........          --           --          --          --          --        3,181       (4,039)
Issuance of common stock upon
   exercise of employee stock
   options .........................          --           --         320           1          10         (192)         244
Issuance of common stock under
   the employee stock purchase
   plan ............................          --           --          39          --          32           --           --
Cancellation of employee stock
   options .........................          --           --          --          --        (527)          --           --
Equity-related charges .............          --           --          --          --          --           --           --
Deferred compensation related
   to employee stock options .......          --           --          --          --          --           --           --

                                         ------------------------------------------------------------------------------------
Balance at December 31, 2002 .......         952        1,967      29,421          30     188,747        2,989       (3,795)
                                         ------------------------------------------------------------------------------------


Comprehensive loss:
Net loss ...........................          --           --          --          --          --           --           --
Foreign currency translation
   adjustment ......................          --           --          --          --          --           --           --
Unrealized gain on marketable
   securities ......................          --           --          --          --          --           --           --

Comprehensive loss .................
Series B convertible preferred
   stock accretion .................          --           33          --          --         (33)          --           --
Series B convertible preferred
   stock dividend ..................          --           --          --          --         (90)          --           --
Issuance of common stock upon
   exercise of employee stock
   options .........................          --           --          --          --        (352)        (612)         777

(CONTINUED ON NEXT PAGE)

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                F-6a

                                               DYNABAZAAR, INC.
                            CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
                       STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (CONTINUED)
                             FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                (In thousands)


                                                            ACCUMULATED
                                               DEFERRED       OTHER
                                             COMPENSATION     COMPRE-                                TOTAL
                                                  AND         HENSIVE                  COMPRE-   STOCKHOLDERS'
                                             EQUITY-RELATED   INCOME    ACCUMULATED    HENSIVE      EQUITY
                                                CHARGES       (LOSS)      DEFICIT        LOSS      (DEFICIT)
                                                -------       ------      -------        ----      ---------

January 1, 2002 ....................           $ (10,580)   $     (13)   $(109,949)          --    $  68,857
Comprehensive loss:
Net loss ...........................                  --           --      (21,977)   $ (21,977)     (21,977)
Foreign currency translation
   adjustment ......................                  --           98           --           98           98
Unrealized loss on marketable
   securities ......................                  --          (73)          --          (73)         (73)
                                                                                      ----------
Comprehensive loss .................                                                    (21,952)

Issuance of Series B
   convertible preferred stock .....                  --           --           --           --           --
Effective EITF 01-09 on
   convertible preferred stock .....                  --           --           --           --           --
Series B convertible preferred
   stock dividend ..................                  --           --           --           --          (81)
Series B convertible preferred
   stock accretion .................                  --           --           --           --          (57)
Repurchase of common stock .........                  --           --           --           --       (4,039)
Issuance of common stock upon
   exercise of employee stock
   options .........................                  --           --           --           --          255
Issuance of common stock under
   the employee stock purchase
   plan ............................                  --           --           --           --           32
Cancellation of employee stock
   options .........................                 527           --           --           --           --
Equity-related charges .............               9,414           --           --           --        9,414
Deferred compensation related
   to employee stock options .......                 480           --           --           --          480

                                         --------------------------------------------------------------------
Balance at December 31, 2002 .......                (159)          12     (131,926)          --       52,909
                                         --------------------------------------------------------------------


Comprehensive loss:
Net loss ...........................                  --           --       (4,599)      (4,599)      (4,599)
Foreign currency translation
   adjustment ......................                  --          122           --          122          122
Unrealized gain on marketable
   securities ......................                  --           57           --           57           57
                                                                                      ----------
Comprehensive loss .................                                                     (4,420)
Series B convertible preferred
   stock accretion .................                  --           --           --           --          (33)
Series B convertible preferred
   stock dividend ..................                  --           --           --           --          (90)
Issuance of common stock upon
   exercise of employee stock
   options .........................                  --           --           --           --          425


             The accompanying notes are an integral part of the consolidated financial statements.

                                                     F-6b

                                                       DYNABAZAAR, INC.
                                    CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
                               STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (CONTINUED)
                                     FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                        (In thousands)


                                                                                        ADDITIONAL
                                                                              AMOUNT     PAID-IN
                                             SHARES     AMOUNT     SHARES     AT PAR     CAPITAL       SHARES       AMOUNT
                                             ------     ------     ------     ------     -------       ------       ------
                                               CONVERTIBLE
                                              PREFERRED STOCK        COMMON STOCK                        TREASURY STOCK
                                              ---------------        ------------                        --------------
Issuance of common stock under
   employee stock purchase plan ......          --           --            6          --           6           --          --
Cancellation of employee stock
   options ...........................          --           --           --          --         (52)          --          --
Deferred compensation related
   to employee stock options .........          --           --           --          --          --           --         107

Reversal of Series B preferred
   expenses ..........................          --           --           --          --         (42)          --          --
Series B liquidation preference ......          --           --           --          --      (2,000)          --          --
Series B redemption and
   retirement ........................        (952)      (2,000)          --          --         533           --          --
Dividend payment .....................          --           --           --          --     (35,165)          --          --

                                             ---------------------------------------------------------------------------------
Balance at December 31, 2003 .........          --           --       29,427          30     151,636        2,377      (3,018)
                                             ---------------------------------------------------------------------------------


Comprehensive loss:
Net loss .............................          --           --           --          --          --           --          --
Foreign currency translation
   adjustment ........................          --           --           --          --          --           --          --

Comprehensive loss ...................
Treasury stock purchase
   (at cost) .........................          --           --           --          --          --           81         (22)

                                             ---------------------------------------------------------------------------------
Balance at December 31, 2004 .........          --    $      --       29,427   $      30   $ 151,636        2,458   $  (3,040)
                                             =================================================================================

(CONTINUED BELOW)

                                                            ACCUMULATED
                                               DEFERRED       OTHER
                                             COMPENSATION     COMPRE-                                TOTAL
                                                  AND         HENSIVE                  COMPRE-   STOCKHOLDERS'
                                             EQUITY-RELATED   INCOME    ACCUMULATED    HENSIVE      EQUITY
                                                CHARGES       (LOSS)      DEFICIT        LOSS      (DEFICIT)
                                                -------       ------      -------        ----      ---------

Issuance of common stock under
   employee stock purchase plan ......             --            --            --           --            6
Cancellation of employee stock
   options ...........................             52            --            --           --           --
Deferred compensation related
   to employee stock options .........            107            --            --           --           --

Reversal of Series B preferred
   expenses ..........................             --            --            --           --           42
Series B liquidation preference ......             --            --            --           --       (2,000)
Series B redemption and
   retirement ........................             --            --            --           --          533
Dividend payment .....................             --            --            --           --      (35,165)

                                             ----------------------------------------------------------------
Balance at December 31, 2003 .........             --           191       136,525           --       12,314
                                             ----------------------------------------------------------------

Comprehensive loss:
Net loss .............................             --            --        (1,962)      (1,962)      (1,962)
Foreign currency translation
   adjustment ........................             --           122            --          122          122
                                                                                     ----------
Comprehensive loss ...................                                                  (1,840)
Treasury stock purchase
   (at cost) .........................             --            --            --           --          (22)

                                             ----------------------------------------------------------------
Balance at December 31, 2004 .........             --     $     313     $(138,467)          --    $  10,452
                                             ================================================================


                     The accompanying notes are an integral part of the consolidated financial statements.

                                                              F-7

                                                        DYNABAZAAR, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In thousands)


                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                            --------------------------------
                                                                                           2004           2003           2002
                                                                                           ----           ----           ----
Cash flows from operating activities:
Net loss ..........................................................................     $  (1,962)     $  (4,599)     $ (21,977)
Adjustments to reconcile net loss to net cash used in operating activities:
   Gain on sale of assets .........................................................            --         (1,183)            --
   Depreciation ...................................................................           109          1,160          2,940
   Provision for bad debt .........................................................           144              2           (177)
   Amortization of deferred compensation and equity-related charges ...............            --            107          9,894
   Loss on disposal of property and equipment .....................................            --            279          1,379
   Redeemable convertible preferred stock issued to customer ......................            --             --            114
   Changes in operating assets and liabilities:
     Accounts receivable ..........................................................           207            975           (512)
     Prepaid expenses and other current assets ....................................            58           (148)            96
     Long-term prepaid expenses ...................................................           330         (1,623)            --
     Other assets .................................................................           903             --             --
     Accounts payable .............................................................           (82)           (51)          (250)
     Accrued expenses .............................................................          (838)          (455)            --
     Deferred revenue .............................................................            --           (520)           282
     Accrual for unutilized office space ..........................................        (1,200)          (880)         2,080
     Other non-current liabilities ................................................            --           (169)          (169)
                                                                                        ----------------------------------------
Net cash used in operating activities .............................................        (2,331)        (7,105)        (6,300)
                                                                                        ----------------------------------------
Cash flows from investing activities:
   Proceeds from sale of assets, net of selling costs .............................            --          1,183             --
   Long term prepaid ..............................................................            --             --            (35)
   Additions to property and equipment ............................................            --            (70)           (17)
   Purchase of marketable securities ..............................................            --       (189,448)      (304,522)
   Proceeds from maturity of marketable securities ................................         5,000        206,439        325,502
   (Increase) decrease in restricted cash .........................................           523             25            (67)
                                                                                        ----------------------------------------
Net cash provided by investing activities .........................................         5,523         18,129         20,861
                                                                                        ----------------------------------------
Cash flows from financing activities:
   Repayment of capital lease obligation ..........................................            --             --           (145)
   Proceeds from issuance of common stock, net of issuance costs ..................            --            431            287
   Proceeds from issuance of Series B convertible preferred stock, net of
      issuance costs ..............................................................            --             --          1,796
   Payment of liquidation preference of Series B convertible preferred stock ......            --         (2,000)            --
   Payment of redemption of convertible preferred stock ...........................            --         (1,467)            --
   Purchase of treasury stock .....................................................           (22)            --         (4,039)
   Dividends paid on preferred stock ..............................................            --            (90)           (81)
   Dividends paid on common stock .................................................            --        (35,165)            --
                                                                                        ----------------------------------------
Net cash used in financing activities .............................................           (22)       (38,291)        (2,182)
                                                                                        ----------------------------------------
Effect of foreign exchange rates on cash and cash equivalents .....................           122            221             35
Net increase (decrease) in cash and cash equivalents ..............................         3,292        (27,046)        12,414
Cash and cash equivalents, beginning of period ....................................         5,697         32,743         20,329
                                                                                        ----------------------------------------
Cash and cash equivalents, end of period ..........................................     $   8,989      $   5,697      $  32,743
                                                                                        ========================================


                      The accompanying notes are an integral part of the consolidated financial statements.

                                                              F-8

                                DYNABAZAAR, INC.
                   Notes to Consolidated Financial Statements


1.       THE COMPANY

Through September 3, 2003, Dynabazaar, Inc. ("we," "us, " "Dynabazaar" or the "Company") was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. (eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

In January 2004, James Mitarotonda was appointed as our President and Chief Executive Officer and Mel Brunt was appointed as our Chief Financial Officer. In December 2004, Mr. Mitarotonda resigned as the Company's President and Chief Executive Officer and remained a director of the Company. In December 2004, Mr. William Fox became the Company's President and Chief Executive Officer.

In connection with Company's cessation of its online auction business, effective as of January 1, 2004, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and our former President and Chief Executive Officer. William Fox, the President, Chief Exceutive Officer and a director of the Company, is the Vice Chairman of Barington. We paid Barington a monthly fee of $8,000 for performing certain administrative services on behalf of the Company. In connection with the agreement, we granted to James Mitarotonda an option to purchase up to 320,000 shares of our common stock. The option is fully excercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date.

On January 20, 2004, the Company executed a settlement agreement with Acquaport Unicorn, Inc., the landlord of the Company's Woburn, Massachusetts headquarters, providing for termination of the Company's lease in consideration of a cash payment of $1.2 million. In March 2004 the cash payment was made and on April 9th, 2004 our last employee was terminated and the premises vacated.

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

On August 20, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to 5 million shares of the Corporation common stock. To date, we have purchased 81,800 shares at an average price per share of $ 0.2689.

On September 28, 2004, the Company executed a settlement with Regal House Limited, the landlord of the Company's London, UK headquarters, providing for termination of the Company's lease in consideration of a cash payment of approximately $463,000. The cash payment was drawn from the security deposit of approximately $569,000 held by the landlord. The remaining balance of $106,000 was returned to us.

As of September 30, 2004, we held an available-for-sale security in the form of a United States Government Bond. On October 6, 2004, this position was liquidated and re-invested in cash.

At the December 17, 2004 Board of Directors meeting, the Board unanimously approved a revision to the Administrative Services Agreement entered into with Barington Capital Group, LP (Barington) in December 2003. The revision includes an increase in the monthly fee payable to Barington for performing certain services on behalf of the Company from $8,000 to $15,000.

We are currently reviewing alternatives for the use of our remaining assets, which may include other business opportunities unrelated to our historical business, including the possible acquisition of other businesses. At this time, our board of directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

The Company has not yet settled on an operating plan, although the Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities which may be undertaken by the Company. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.


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

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $100,000. At December 31, 2004, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

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

CUSTOMERS

         Our customers included traditional retailers, distributors and manufacturers as well as Internet portals and other web communities primarily engaged in e-commerce. In 2003, we had two major customers that each accounted for more than 10% of our revenue. eBay, Inc. accounted for 38% and Microsoft Corporation accounted for 11% of total revenue. In 2002, we had three customers that each accounted for more than 10% of our total revenue. Sam's West, Inc. accounted for 13.6%, eBay, Inc. accounted for 13.1% and Microsoft Corporation accounted for 12.6% of total revenue. In November 2002, our contract with eBay, Inc. related to the Burger King promotion program was terminated.

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

REVENUE RECOGNITION

         Prior to the eBay, Inc. sale, the Company derived revenues from application fees, transaction fees and professional services fees. In accordance with SEC Staff Accounting Bulletin No. 101, the Company did not record revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the Company's price to its customer is fixed and determinable; and collectibility is reasonably assured.

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

         The Company capitalized costs for purchased software and for upgrades and significant enhancements which were at least probable to result in increased functionality of existing software. The Company capitalized certain development and engineering costs associated with the design and implementation of its systems for internal use, including internally and externally developed software, in accordance with the American Institute of Certified Public

Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs capitalized were $0, $0 and $0 in 2004, 2003 and 2002, respectively. These costs are being amortized over 36 months, which is the expected useful life of the software. The amortization expense was $0, $46,000 and $102,000 in 2004, 2003 and 2002, respectively.

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

         The Company follows the disclosure provisions of SFAS No. 123 and has applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 2004, 2003 and 2002 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                 2004          2003         2002
                                                                                 ----          ----         ----
Net loss
   As reported ..........................................................     $ (1,962)     $ (4,722)     $(22,115)
   Add: Stock-based employee compensation expense included in
      reported results ..................................................          107           480
   Deduct: Total stock-based employee compensation expense
      determined under the fair-value-based method for all awards .......         (334)          (57)       (1,524)
                                                                              -------------------------------------
   Pro forma ............................................................     $ (2,189)     $ (4,299)     $(23,639)
                                                                              =====================================
Net loss per common share
   As reported ..........................................................     $  (0.07)     $  (0.18)     $  (0.79)
                                                                              -------------------------------------
   Pro forma ............................................................     $  (0.08)     $  (0.18)     $  (0.82)
                                                                              =====================================


         The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

                                                                    2004           2003           2002
                                                                    ----           ----           ----
        Expected dividend yield..........................               0%             0%             0%
        Expected stock price volatility..................              55%            60%           100%
        Risk-free interest rate..........................             4.2%           4.0%           4.1%
        Expected option term.............................         10 years        5 years        7 years

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for stock -based Compensation (Revised). SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grand-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will have an impact on operating result due the Company's use of options as employee incentives.

3.       NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusions would be antidilutive. At December 31, 2004, there were options to purchase 1,824,000 shares of common stock outstanding, at December 31, 2003 there were options to purchase 320,000 shares of common stock outstanding and at December 31, 2002, there were options to purchase 3,571,000 shares of common stock outstanding all of which have been excluded from the calculation of diluted net loss per common share.

4.       MARKETABLE SECURITIES

         Marketable securities classified as available-for-sale as of December 31, 2003 consist of the following (in thousands):

                                                                        DECEMBER 31, 2003
                                                                        -----------------
                                                                   UNREALIZED         UNREALIZED
                                                                    GAINS IN           LOSSES IN
                                                                   ACCUMULATED        ACCUMULATED
                                                                      OTHER              OTHER
                                                  AMORTIZED       COMPREHENSIVE      COMPREHENSIVE      ESTIMATED
                                                    COST               LOSS               LOSS          FAIR VALUE
                                                    ----               ----               ----          ----------
Non-current:
   Municipal bonds ..................                5,000                 --                 --              5,000
                                               ---------------------------------------------------------------------
Total marketable securities .........          $     5,000        $        --        $        --        $     5,000
                                               =====================================================================


         Available-for-sale securities by contractual maturity are as follows (in thousands):

                                                                                             DECEMBER 31,
                                                                                                 2003
                                                                                             ------------
Due in 1 year or less
   Commercial paper....................................................................      $        --
   Municipal bonds.....................................................................               --
                                                                                             ------------

Due in 1-2 years
   Municipal bonds.....................................................................            5,000
                                                                                             ------------
Total marketable securities............................................................      $     5,000
                                                                                             ============

5.       RESTRICTED CASH

On September 8, 2003, the Company placed approximately $830,000, which was included in Other Current Assets, into escrow with an independent escrow agent in order to secure the obligations of the Company under individual severance agreements with the former President and Chief Executive Officer for approximately $467,000, Vice President of Sales and Marketing for approximately $128,000 and Chief Financial Officer, Treasurer and Secretary for approximately $235,000. The terms of the escrow agreement provide among other things that the executive will receive full severance payment as provided in their agreement upon the termination of the Transition Services Agreement between the Company and eBay, Inc., subject to satisfactory performance. During 2004, these former employees were paid in full.

Pursuant to an operating lease agreement for its previous headquarters in Woburn, Massachusetts, the Company had placed a deposit of $473,000 with its bank to collateralize an irrevocable stand-by letter of credit in the name of the landlord (see Note 8). In January 2004, this deposit was released in connection with the lease settlement agreement to pay due expenses relating to this office space. In addition to the letter of credit at December 31, 2004 and December 31, 2003 we have nil and $50,000 of restricted cash, that was related to a disputed contract with a vendor, respectively. This dispute was settled during 2004 for approximately $43,000.

Pursuant to an Asset Purchase Agreement with Ebay the Company placed $2 million of the consideration be held in escrow in order to secure the Company's indemnification for certain representations and warranties. The indemnification is capped at $2 million and is for a period of two years following the closing of the asset sale (See Note 9). This amount is included in Other current assets at December 31, 2004.

6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                       DECEMBER 31,
                                                                       ------------
                                                                   2004            2003
                                                                   ----            ----
         Computer equipment ..............................     $       --      $    6,850
         Furniture and fixtures ..........................                             92
         Leasehold improvements ..........................                            212
                                                               ---------------------------
         Property and equipment ..........................                          7,154
         Less accumulated depreciation ...................                         (7,045)
                                                               ---------------------------
         Property and equipment, net .....................     $       --      $      109
                                                               ===========================


         Depreciation expense was $109,000, $1.2 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7.       ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                                       DECEMBER 31,
                                                                       ------------
                                                                   2004            2003
                                                                   ----            ----


         Payroll and benefits ............................             --      $       18
         Professional fees ...............................            170             132
         Other ...........................................             26             884
                                                               ---------------------------
         Total accrued expenses ..........................     $      196      $    1,034
                                                               ===========================

8.       COMMITMENTS AND CONTINGENCIES

The company was obligated under a lease agreement for office space through 2005 for the Company's previous headquarters in Woburn, Massachusetts. The Company's base rental obligations were approximately $1.5 million annually. In addition, the Company was required to maintain a security deposit in the form of an irrevocable, freely transferable letter of credit. At December 31, 2003, this security deposit was $473,000, which is recorded as restricted cash on the consolidated balance sheets.

In December 2000, the Company entered into a two-year agreement to sublease its excess office space under this lease, which ended in October 2002. In November 2002, the Company entered into a two-year agreement to sublease approximately 11,000 square feet of its excess office space under this lease, which was due to expire in December 2004.

On January 20, 2004, the Company and its landlord agreed to terms in which the Company's obligation under the lease agreement would be terminated. According to the settlement agreement, the Company was obligated to pay the landlord a sum $1.2 million, which was paid in March 2004. In addition to the lease settlement, the 473,000 security deposit was taken by the landlord to pay past due expenses. The Company vacated the premises by April 10, 2004.

The Company and its subsidiary, Dynabazaar UK Ltd, was obligated under a lease for office space in Twickenham, UK. The Company was obligated to pay approximately $270,000 annually. On September 28, 2004, the Company executed a settlement with Regal House Limited, the landlord of the Company's London, UK headquarters, providing for termination of the Company's lease in consideration of a cash payment of approximately $463,000. The cash payment was drawn from the security deposit of approximately $569,000 held by the landlord. The remaining balance of $106,000 was returned to us.

Rental expense, net of sublease income, under operating leases amounted to approximately $200,000, $1.7 million and $1.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

         As permitted under Section 145 of the Delaware General Corporation Law, the by-laws of Dynabazaar, Inc. provide that Dynabazaar shall, to the extent legally permitted, indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that such person is or was, or has agreed to become, a director or officer of Dynabazaar, or is or was serving, or has agreed to serve, at the request of Dynabazaar, as a director, officer, trustee, partner, employee or agent of, or in a similar capacity with, another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. The indemnification provided for in the by-laws is expressly not exclusive of any other rights to which those seeking indemnification may be entitled under any law, agreement or vote of stockholders or disinterested directors or otherwise, and shall inure to the benefit of the heirs, executors and administrators of such persons. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2004.

         Our customer contracts contain indemnification provisions as a standard term of those contracts. Generally, these indemnification provisions require that we indemnify, defend and hold harmless the customer and certain related parties for third party claims, liabilities and costs arising from the breach of any warranty, representation or covenant in the agreement by us or any claim that our technology or service infringes or violates any third party's copyright, patent, trade secret, trademark, right of publicity or right of privacy or contains any defamatory content. Generally, our aggregate potential liability under these indemnification provisions is capped at the total amount paid to us by the customer under the contract, although some customer contracts contain higher limits and some contain no limit for specified types of claims. The term of these indemnification provisions is generally perpetual from the time of execution of the agreement. Some of our other types of agreements with third parties contain similar provisions. We believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these provisions as of December 31, 2004. In 2003, eBay asserted two indemnification claims against us under one of our commercial agreements with eBay. In one case, the claim is based upon a third party alleging that certain of our former technology utilized by eBay infringes certain patents of the third party. In the second case, the claim is based upon a third party alleging that certain technology utilized by eBay, which may include our former technology, infringes certain patents of such third party. No lawsuits have been filed. Given the early stage of these claims at this time, we cannot make a determination as to the ultimate outcome of these matters and the impact, if any, on our financial condition, liquidity or results of operations.

         Under the terms of the Asset Purchase Agreement, we have agreed to indemnify, compensate and reimburse eBay and certain affiliates for losses arising or resulting from, or connected with, breaches of our representations and warranties under the Asset Purchase Agreement or breaches of our covenants under the Asset Purchase Agreement or the TSA, certain liabilities relating to persons who are our employees prior to the closing of the asset sale, liabilities relating to certain intellectual property matters, any liabilities not specifically assumed by eBay, and certain liabilities related to any bulk transfer law or similar requirement or claims for damages in connection with the asset sale pursuant to fraudulent transfer, successor liability, bankruptcy or similar laws. In order to secure our indemnification, compensation and reimbursement obligations to eBay, $2 million of the purchase price was deposited in an escrow account with an independent escrow agent at the time of the closing of the asset sale. Except as noted below, our liability for claims relating to breaches of our representations and warranties, is limited to the amount of indemnifiable losses in excess of $50,000 and eBay's sole and exclusive remedy with respect to such claims is recourse to the amounts in the escrow account. Except as noted below, the amount of our indemnification, compensation and reimbursement obligations with respect to breaches of our representations and warranties relating to (1) intellectual property matters will not exceed $2 million, and (2) other representations and warranties will not exceed $1 million. However, none of the foregoing limitations apply to (1) breaches of covenants under the Asset Purchase Agreement, (2) our indemnification obligations under the terms of the existing commercial agreements solely between eBay and Dynabazaar with respect to matters arising prior to the closing of the asset sale, which indemnification obligations will continue following the asset sale, (3) liabilities retained by Dynabazaar, or
(4) fraud or intentional misrepresentation. The Company has estimated the fair value of the indemnification to be $2 million at December 31, 2004 and has recorded it as "Other Current Liabilities on the accompanying balance sheet at December 31, 2004.

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

         The Company also entered into a Transition Services Agreement ("TSA") with eBay pursuant to which the Company is providing services to eBay to fulfill customer service obligations under customer contracts assumed by eBay. Under the TSA, eBay is paying the Company a fee which is substantially equal to the costs incurred by the Company to continue to provide that service. The Company recorded $336,000 of revenue for the period from September 4, 2003 through December 31, 2003 related to the TSA.

10.      STOCKHOLDERS' EQUITY

         At December 31, 2004 and 2003, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 per share and (ii) 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company's Board of Directors has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

         On October 10, 2003, the Company declared a cash dividend of $1.30 per share on the Company's common stock, representing an aggregate cash distribution of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.

11.      SERIES B PREFERRED STOCK

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

         On August 20, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to 5 million shares of the Corporation common stock. To date, we have purchased 81,800 shares at an average price per share of $0.2689.

12.      STOCK OPTION PLANS

2000 STOCK OPTION AND INCENTIVE PLAN

         In February 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the issuance of up to 4,017,250 shares of common stock plus the number of shares as to which options granted under the 1997 and 1999 Plans are forfeited or otherwise terminate unexercised. This plan provides for awards in the form of ISOs, NSOs, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2004, there were 5,585,662 shares available for issuance under this plan.

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

2000 EMPLOYEE STOCK OPTION AND INCENTIVE PLAN

         In October 2000, the Company's Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the "2000 Employee Plan"), which originally provided for the issuance of up to 1,500,000 shares of common stock, under NSOs to employees and key persons of the Company other than any member of the Company's Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934. In January 2001, in connection with the one-time employee option exchange incentive program described below, the Board of Directors amended this plan to increase the number of shares of common stock available for issuance under the plan to 2,654,750. At December 31, 2004, there were 2,450,374 shares available for issuance under this plan.

         The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

         The following table summarizes information about stock options outstanding at December 31, 2004:

                         OPTIONS OUTSTANDING                               OPTIONS OUTSTANDING
                         -------------------                               -------------------
             WEIGHTED                           WEIGHTED
             RANGE OF                           REMAINING        AVERAGE                          AVERAGE
             EXERCISE                          CONTRACTUAL       EXERCISE                         EXERCISE
            PRICE PER           NUMBER            LIFE          PRICE PER        NUMBER          PRICE PER
              SHARE          OUTSTANDING       (IN YEARS)         SHARE        EXERCISABLE         SHARE
              -----          -----------       ----------         -----        -----------         -----

          $0.31 - $0.34       1,824,000            10             $0.32         $1,824,000         $0.32
        ------------------------------------------------------------------------------------------------------

         Stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                   2004                      2003                      2002
                                       -------------------------------------------------------------------------------
                                                        WEIGHTED                  WEIGHTED                   WEIGHTED
                                                        AVERAGE                   AVERAGE                    AVERAGE
                                                        EXERCISE                  EXERCISE                   EXERCISE
                                          NUMBER OF     PRICE PER    NUMBER OF    PRICE PER    NUMBER OF     PRICE PER
                                           SHARES         SHARE       SHARES       SHARE        SHARES        SHARE
                                           ------         -----       ------       -----        ------        -----
Outstanding at beginning of
   period...........................         320,000     $0.33       3,570,537     $1.71       4,809,243      $2.27
Granted.............................       1,504,000      0.32         597,000      0.91       1,421,500       1.35
Exercised...........................                                  (585,124)     0.74        (533,593)      0.47
Canceled............................                                (3,262,413)     1.87      (2,126,613)      3.05
                                       -------------------------------------------------------------------------------
Outstanding at end of period........       1,824,000     $0.32         320,000     $0.33       3,570,537      $1.71
                                       ===============================================================================

Options exercisable at end of
   period...........................       1,824,000     $0.32         320,000     $0.33       1,580,050      $2.08
Weighted average fair value of
   options granted during the
   period at fair value.............                     $0.32                     $0.18                      $1.11
                                       ===============================================================================


         The Company is recognizing the compensation expense over the vesting period. For the years ended December 31, 2004, 2003 and 2002, related expense recognized was zero, $107,000, and $480,000 respectively.

13.      REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC REGION

         The table below presents revenues by principal geographic region for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                      2004         2003         2002
                                                                                      ----         ----         ----
        United States..........................................................    $     --     $  5,120     $  4,194
        United Kingdom.........................................................                    1,479        1,446
        Other..................................................................                       74          107
                                                                                   -----------------------------------
        Consolidated...........................................................    $     --     $  6,673     $  5,747
                                                                                   ===================================

         The table below presents long-lived assets by principal geographic region (in thousands):

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                      2004         2003
                                                                                      ----         ----

        United Kingdom.........................................................    $     --     $    109
                                                                                   ======================

14.      INCOME TAXES

         The provision for income taxes consists of the following (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                2004                                               2003
                                                ----                                               ----

                            FEDERAL       STATE      FOREIGN       TOTAL        FEDERAL      STATE       FOREIGN       TOTAL
                            -------       -----      -------       -----        -------      -----       -------       -----
Current................    $    --      $    --      $    --      $    --      $    --      $    --      $    --      $    --
Deferred...............    $   665      $   117           --      $   782      $ 1,519      $   260      $    14      $ 1,793
Valuation allowance....       (665)        (117)          --         (782)      (1,519)        (260)         (14)      (1,793)
                           ---------------------------------------------------------------------------------------------------
Total..................    $    --      $    --      $    --      $    --      $    --      $    --      $    --      $    --
                           ===================================================================================================

         The Company's effective tax rate varies from the statutory rate as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                                        2004         2003
                                                                                        ----         ----
        U.S. federal income tax rate...........................................        (34.0)%      (34.0)%
        State taxes............................................................         (6.0)        (6.0)
        Other..................................................................           .1           .1
                                                                                     ------------------------
                                                                                       (39.9)       (39.9)
        Valuation allowance....................................................         39.9         39.9
                                                                                     ------------------------
                                                                                          --%          --%
                                                                                     ========================

         The Company's federal statutory income tax rate for 2004 and 2003 was 34%. For 2004 and 2003, the Company recorded no income tax benefit and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets.

         Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2004 and 2003 were as follows (in thousands):

                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                         2004           2003
                                                                                         ----           ----
         Net operating loss carryforwards.......................................     $   21,500      $  50,518
         Capitalized start-up costs.............................................                            49
         Capitalized research and development...................................                         3,809
         Depreciation...........................................................                           150
         Deferred revenue.......................................................
         Other..................................................................                            31
                                                                                     --------------------------
                                                                                         21,500         54,557
         Valuation allowance....................................................        (21,500)       (54,557)
                                                                                     --------------------------
         Net deferred tax assets................................................     $       --      $     --
                                                                                     ==========================

         In connection with ownership changes, it was determined that certain of the Company's net operating loss carryfowards ("NOL") have been limited. The Company recently completed an Internal Revenue Code Section 382 evaluation that quantified the limitation of the ("NOL"). As of December 31, 2004, the Company has approximately $15.0 million of NOL's that can be utilized in the current tax year. These NOL's begin to expire in 2022. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

         Ownership changes resulting from the Company's issuance of capital stock may further limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

15.      EMPLOYEE BENEFIT PLAN

         In January 1999, the Company established a savings plan for its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company made no contributions for the years ending December 31, 2004, 2003 and 2002.

16.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2004 and 2003. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                                         FOR THE QUARTER ENDED
                                                                                         ---------------------
                                                                     MARCH 31,        JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                                       2004             2004            2004             2004
                                                                       ----             ----            ----             ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ......................................................     $        --      $        --      $        --      $        --
Gross profit .................................................              --               --               --               --
Net income (loss) ............................................            (580)            (575)            (359)            (448)
Basic and diluted net income (loss) per common share .........     $     (0.02)     $     (0.02)     $     (0.01)     $     (0.02)

                                                                                         FOR THE QUARTER ENDED
                                                                                         ---------------------
                                                                     MARCH 31,        JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                                       2003             2003            2003             2003
                                                                       ----             ----            ----             ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ......................................................     $     1,357      $     1,516      $     2,321      $     1,479
Gross profit .................................................             598              950            1,942            1,098
Net income (loss) ............................................          (1,602)          (1,968)           1,113           (2,142)
Basic and diluted net income (loss) per common share .........     $     (0.06)     $     (0.07)     $      0.04      $     (0.09)


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

         On January 20, 2004, the Company and its landlord agreed to terms in which the Company's obligation under the lease agreement would be terminated. According to the settlement agreement, the Company was obligated to pay the landlord a sum $1.2 million, which was paid in March 2004. The Company vacated the premises by April 10, 2004.

         On September 28, 2004, the Company executed a settlement with Regal House Limited, the landlord of the Company's London, UK, headquarters, providing for termination of the Company's lease in consideration of a cash payment of approximately $463,000. The cash payment was drawn from the security deposit of approximately $569,000 held by the landlord. The remaining balance of $106,000 was returned to us.

Initial charge recorded in March 2002 ............................................     $     4,500
Non-cash write-down of leasehold improvements and furniture and fixtures .........          (1,161)
Cash payments made in 2002 .......................................................            (746)
Reversal of accrual in December 2002 .............................................            (513)

Unutilized space accrual at December 31, 2002 ....................................           2,080
Cash Payments made in 2003 .......................................................          (1,080)
Settlement accrual ...............................................................             160

Unutilized space accrual at December 31, 2003 ....................................           1,160
Cash payments made in 2004 .......................................................          (1,200)

Unutilized space accrual at December 31, 2004 ....................................     $        --
                                                                                       ============

19.      LEGAL PROCEEDINGS

         The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

         We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10 (b) of the Securities Exchange Act of 1934 as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors & officers liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors & officers liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.

                                                      DYNABAZAAR, INC.

                                       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                               BALANCE AT                                        BALANCE
                                                               BEGINNING        CHARGED TO                       AT END OF
DESCRIPTION                                                    OF PERIOD        OPERATIONS       DEDUCTIONS      PERIOD
-----------                                                    ----------       ----------       ----------      ---------
Year ended December 31, 2002:
   Allowance deducted from asset accounts:
     Allowance for doubtful accounts ....................     $       563            (177)            (119)     $       267
     Deferred tax asset valuation allowance .............     $    43,936           8,810               --      $    52,764
Year ended December 31, 2003:
   Allowance deducted from asset accounts:
     Allowance for doubtful accounts ....................     $       267               2             (107)     $       162
     Deferred tax asset valuation allowance .............     $    52,764           1,793               --      $    54,557
Year ended December 31, 2004:
   Allowance deducted from asset accounts:
     Allowance for doubtful accounts ....................     $       162             144             (306)     $        --
     Deferred tax asset valuation allowance .............     $    54,557           5,099          (44,840)     $    14,816


                                                            II-1

                                  EXHIBIT INDEX


EXHIBIT NO.       TITLE
-----------       -----

3.1               Form of Fifth Amended and Restated Certificate of
                  Incorporation of the Company(1)
3.2               Composite Amended and Restated Bylaws of the Company as
                  amended by Amendment to Bylaws adopted May 16, 2001*
4.1               Form of Specimen Certificate for the Company's Common Stock(4)
4.2               Shareholder Rights Agreement, dated as of May 17, 2001,
                  between the Company and EquiServe Trust Company, N.A., as
                  Rights Agent, including form of Right Certificate(2)
10.1              Form of Indemnity Agreement entered into by the Company with each of its directors(1)
10.2              Amended and Restated 1997 Stock Option Plan(1)
10.3              October 2001 Amendment to Amended and Restated 1997 Stock
                  Option Plan(4)
10.4              1999 Stock Option Plan(1)
10.5              2000 Stock Option and Incentive Plan(1)
10.6              Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002(4)
10.7              Employee Stock Purchase Plan(1)
10.8              Letter agreement dated June 26, 2001 between the Company and
                  Nanda Krish(3)
10.9              Amended and Restated Agreement Concerning Termination of
                  Employment, Severance Pay and Related Matters dated as of
                  October 11, 2001 between the Company and Mathew Ackley(4)
10.10             Second Amended and Restated Agreement Concerning Termination
                  of Employment, Severance Pay and Related Matters dated as of
                  October 11, 2001 between the Company and Janet Smith(4)
10.11             Lease Agreement dated November 9, 1999, between DIV Unicorn,
                  LLC and the Company(1)
10.12             Siteharbor Services Agreement between the Company and
                  NaviSite, Inc. dated as of November 1, 2001 together with
                  Amendment to Siteharbor Services Agreement dated as of
                  November 1, 2001(4)
10.13             Indemnification Agreement among the Company and Sierra
                  Ventures VII, LP, and Sierra Ventures Associates VII, LLC,
                  dated February 25, 1999(1)
10.14             Warrant to Purchase Common Stock between the Company and
                  Lycos, Inc. dated as of May 12, 1999(1)
10.15             Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
10.16             Agreement Concerning termination of Employment, Severance Pay and related Matters dated as of January 17, 2002 between the
                  Company and Nanda Krish(5)
10.17             Second Amendment to Agreement dated as of March 15, 2002
                  between the Company and NaviSite, Inc.(5)
10.18             Promotions Agreement dated as of April 10, 2002 between the
                  Company and eBay Inc.(7)
10.19             Third Amendment to Agreement dated as of December 1, 2002
                  between the Company and Navisite, Inc.*
10.20             Agreement Concerning Employment and Termination dated as of
                  January 20, 2003 between the Company and David George. *
10.80             Services Agreement dated as of November 17, 2004 between the
                  Company and Barington Capital Group, L.P.*
21                List of Subsidiaries*
23.1              Consent of Rothstein, Kass & Company, P.C.*
23.2              Consent of PricewaterhouseCoopers LLP*
31.1              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.*
31.2              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.*
32.1              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------

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