Form 10-K/A
period 2004-12-31
DYNABAZAAR INC
filed 2005-03-31
CIK 1053676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-K/A


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


/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 9, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dynabazaar, Inc.:


         In our opinion, the consolidated statements of operations, of cash flows and of changes in convertible preferred stock, stockholders' equity (deficit) and comprehensive loss for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Dynabazaar, Inc. and its subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2002 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


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