Form 10-K/A
period 2004-12-31
DYNABAZAAR INC
filed 2005-05-02
CIK 1053676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 2)


   |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004,
                                       or

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________to________________

                        Commission file number: 000-29423

                                DYNABAZAAR, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  04-3351937
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                               888 Seventh Avenue
                               New York, NY 10019
                    (Address of principal executive offices)

                  Registrant's telephone number: (212) 974-5730

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                              (Title of each class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $8,360,063 on March 26, 2005, based on the closing sales price of the registrant's common stock as reported on the Over-the-Counter Bulletin Board as of such date.

      The number of shares outstanding of the registrant's common stock as of March 26, 2005 was 26,967,944.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

EXPLANATORY NOTE:

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is to provide the information required by Items 10-14 of Part III to our Form 10-K. In addition, in connection with the filing of this Amendment No. 2, we are including currently dated certifications as Exhibits 31.3 and 31.4.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The number of directors comprising our board of directors (the "Board") is currently fixed at six. Each Board member holds office for a term of three years or until his or her respective successor has been duly elected and qualified. Our Board is divided into three classes, consisting of two Class I directors (William J. Fox and Raymond Steele); two Class II directors (Rory J. Cowan and Karen Schneider); and two Class III directors (Lloyd I. Miller, III and James A Mitarotonda).

      Set forth below is certain information regarding the directors of Dynabazaar, Inc. (the "Company" or "Registrant").

                                         Position with the
Name                              Age    Company                Director Since
----                              ---    -----------------      --------------

William J. Fox................     48    President, Chief             2004
                                         Executive Officer and
                                         Director
Rory J. Cowan.................     52    Chairman of the Board of     2001
                                         Directors(1)(2)(3)
Lloyd I. Miller, III..........     51    Director(1)(2)(3)            2003
James A. Mitarotonda..........     50    Director                     2003
Karen Schneider...............     47    Director(2)                  2005
Raymond Steele................     70    Director(1)                  2004
      _____________

      (1)  Member of Audit Committee
      (2)  Member of Nominating and Corporate Governance Committee
      (3)  Member of Compensation Committee

      Mr. Fox has served as one of our directors and as our President and Chief Executive Officer since December 2004. Mr. Fox was Chairman, President and Chief Executive Officer of AKI Inc. and President and CEO of AKI Holdings, Inc. (collectively, "AKI"), an international specialty marketing services business, from February 1999 until October 2004. From September 1991 until January 1999, Mr. Fox was an executive of Revlon Inc. (NYSE:REV) and of Revlon Consumer Products Corporation ("RCPC"), holding various positions, including Senior Executive Vice President of Revlon, Inc., President of Strategic and Corporate Development, Revlon Worldwide, Chief Executive Officer of Revlon Technologies, and, until December 1997, was Chief Financial Officer of Revlon, Inc. Mr. Fox was concurrently a Senior Vice President of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). Mr. Fox was a director of Revlon Inc. and RCPC from 1994 until April 1999. At various times, beginning in April 1983, Mr. Fox was also an executive officer of several affiliates of MacAndrews and Revlon, including Technicolor Inc., The Coleman Company, New World Entertainment and Revlon Group Incorporated. Mr. Fox served as a director and non-executive Co-Chairman of Loehmann's Holdings Inc. from October 2000 until October 2004. Mr. Fox has served as a director of LQ Corporation, Inc. (OTC BB:LQCI), a company in the process of seeking new businesses to acquire, since December 2003 and has served as its President and Chief Executive Officer since October 2004. Mr. Fox also serves as Vice Chairman of Barington Capital Group, L.P. and certain of its affiliates and as a director of Nephros, Inc. (AMEX:NEP).

      Mr. Cowan has served as one of our directors since March 2001. Mr. Cowan is the founder of Lionbridge Technologies, Inc. ("Lionbridge"), a provider of globalization products and services for worldwide deployment of technology and information-based products, where he has served as Chairman of the Board and Chief Executive Officer since September 1996. From September 1996 to March 2000, Mr. Cowan also served as President of Lionbridge. Before founding Lionbridge, Mr. Cowan served as Chief Executive Officer of Interleaf, Inc., a document automation software services company, from October 1996 to January 1997. From May 1995 to June 1996, Mr. Cowan served as Chief Executive Officer of Stream International, Inc., a software and services provider and a division of R.R. Donnelley & Sons ("R.R. Donnelley"), a provider of commercial print and print-related services. Mr. Cowan joined R.R. Donnelley in 1988 and served most recently as Executive Vice President from 1991 to June 1996. Before joining R.R. Donnelley, Mr. Cowan was founder of CSA Press of Hudson, Mass., a software duplication firm, and held positions at Compugraphic Corporation, an automated publishing hardware firm.

      Mr. Miller has served as one of our directors since September 2003. Mr. Miller is a registered investment advisor and has been a member of the Chicago Board of Trade since 1978 and a member of the Chicago Stock Exchange since 1996. Mr. Miller is currently a director of Stamps.com Inc. (NASDAQ: STMP), American BankNote Corporation (OTC BB:ABNTQ), Synergy Brands Inc. (NASDAQ:SYBR), Celeritek, Inc. (NASDAQ:CLTK) and Aldila, Inc. (NASDAQ:ALDA). Mr. Miller's principal occupation is investing assets held by Mr. Miller on his own behalf and on behalf of his family.

      Mr. Mitarotonda has served as one of our directors since September 2003 and as our President and Chief Executive Officer from January 2004 to December 17, 2004. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm that he co-founded in November 1991. Mr. Mitarotonda is also Chairman of the Board, President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization value fund. In addition, he is the Chairman of the Board, President and Chief Executive Officer of Barington Companies Advisors, LLC, the investment advisor of Barington Companies Offshore Fund, Ltd., a small capitalization value fund. Mr. Mitarotonda is also a director of LQ Corporation, Inc. (OTCBB:LQCI) and a director of Register.com (NASDAQ:RCOM). He also has served as LQ Corporation, Inc.'s Co-Chief Executive Officer and Co-Chairman from April 2003 to May 2004, its sole Chief Executive Officer from May 2004 to October 2004 and as its sole Chairman since May 2004. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates.

      Ms. Schneider has served as one of our directors since January 2005. Ms. Schneider has been the Head of Merchandising for Pringle of Scotland, a fashion manufacturing company, since January 2005. Prior to that, she was an independent consultant for various fashion designers. From May 1997 to December 2002, Ms. Schneider was the President and Chief Executive Officer of Wolford America, Inc., an upscale manufacturer and retailer of hosiery, lingerie, bodywear and swimwear. Ms. Schneider has 23 years of experience in fashion retailing and manufacturing.

      Mr. Steele has served as one of our directors since December 2004. Mr. Steele is a retired businessman. Prior to his retirement, he held various senior positions such as Executive Vice President of Pacholder Associates, Inc. (from August 1990 until September 1993), Executive Advisor at the Nickert Group (from 1989 through 1990), and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank (from 1984 through 1988). Mr. Steele currently serves on the board of directors of American BankNote Corporation (OTC BB:ABNTQ), Globix Corporation (AMEX:GEX), Motient Corporation (PNK:MNCP) and Horizon Offshore, Inc. He is also a member of the board of directors of Newcastle Holdings, Inc. (PNK:HOFF).

      There are no family relationships among any of our directors or executive officers.

Executive Officers

      Melvyn Brunt has served as our Chief Financial Officer since January 1, 2004. James A. Mitarotonda served as our President and Chief Executive Officer from January 1, 2004 until December 17, 2004. On December 17, 2004, Mr. Mitarotonda resigned as President and Chief Executive Officer. From that date, William J. Fox has served as our President and Chief Executive Officer.

      As of April 27, 2005, the following persons were serving as our executive officers:

                                     Position with the              Held Office
Name                           Age   Company                           Since
----                           ---   -----------------              -----------

William J. Fox..............   48    President, Chief                    2004
                                     Executive Officer and Director

Melvyn Brunt................   61    Chief Financial Officer             2004
                                     and Secretary

      Mr. Fox's biographical information is detailed under "Item 10-Directors and Executive Officers of the Registrant-Directors" above.

      Mr. Brunt has served as our Chief Financial Officer and Secretary since January 2004. He has also served as Chief Financial Officer to Barington Capital Group, L.P. since January 2002 and as Chief Financial Officer and Secretary to L Q Corporation, Inc. (OTCBB:LQCI) since April 2003. In addition, from January 2002 to May 2004, he served as Chief Financial Officer and Secretary to MM Companies, Inc. (OTCBB:MMCO). From 1985 to 2001, Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co., an international freight forwarding company with offices throughout the United States. From 1996 to 2001, Mr. Brunt was President of Air Mar, Inc., and a Director of TCX International Inc. Both of those companies provided logistics support services to a wide variety of importing and exporting companies.

Identification of the Audit Committee

      The Company has a separately-designated standing audit committee established in accordance with the Exchange Act. The members of the audit committee are Raymond Steele, Lloyd I. Miller, III and Rory Cowan.

Audit Committee Financial Expert

      The Board has determined that Mr. Steele qualifies as an audit committee financial expert and that he is an independent director under the National Association of Securities Dealers' listing standards and the applicable rules of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Code of Business Conduct and Ethics

      The Company has adopted a Code of Business Conduct and Ethics which applies to directors, officers, senior management and certain other employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company shall provide a copy of its Code of Business Conduct and Ethics to any person without charge, upon request. Requests for a copy of the Code of Business Conduct and Ethics can be made in writing to the following address: Dynabazaar, Inc., 888 Seventh Avenue, 17th Floor, New York, New York 10019, Attn: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and to furnish copies to us.

      Based upon a review of the reports furnished to us and representations made to us, we believe that, during the fiscal year ended December 31, 2004, all reports required by Section 16(a) of the Exchange Act to be filed by our officers and directors and 10% beneficial owners were filed on a timely basis, except as follows: (i) Melvyn Brunt filed late one report on Form 3 relating to the reporting of his position as an officer of the Company and (ii) James A. Mitarotonda filed late one report on Form 3 relating to the reporting of his position as an officer of the Company and two reports on Form 4 relating to acquisitions of shares of common stock of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table provides information as to compensation paid by the Company to our Chief Executive Officers and the other executive officer for the fiscal year 2004 (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended December 31, 2004, 2003 and 2002.

--------------------------------------------------------------------------------
                                                               Long Term
                               Annual Compensation        Compensation Awards
--------------------------------------------------------------------------------
                                                         Restricted
    Name and Principal                                     Stock      Number of
        Position          Year     Salary($)    Bonus($)   Awards($)  Options(#)
--------------------------------------------------------------------------------
William J. Fox(1)         2004      $15,000      $  --   $182,325(2)  561,000
President and Chief       2003           --         --           --          --
Executive Officer         2002           --         --           --          --
--------------------------------------------------------------------------------
James A. Mitarotonda(3)   2004      $    --      $  --           --   618,000(4)
President and Chief       2003           --         --           --          --
Executive Officer         2002           --         --           --          --
--------------------------------------------------------------------------------
________________

(1) William J. Fox was elected as President and Chief Executive Officer on December 17, 2004.

(2) On December 17, 2004, the Company granted Mr. Fox an option to purchase 561,000 shares of our common stock. The grant was comprised of (a) incentive stock options to purchase 161,290 shares of our common stock at $0.31, the closing price of our common stock on the grant date, (b) incentive stock options to purchase 161,290 shares of our common stock at $0.34, 110% of the closing price of our common stock on the grant date, (c) nonqualified stock options to purchase 119,210 shares of our common stock at $0.31, the closing price of our common stock on the grant date, and (d) nonqualified stock options to purchase 119,210 shares of our common stock at $0.34, 110% of the closing price of our common stock on the grant date. One-third of the shares granted pursuant to this option vest on November 1, 2005. The remainder of the shares granted pursuant to this option vest in equal monthly installments from November 1, 2005 to November 1, 2007.

(3) James A. Mitarotonda served as President and Chief Executive Officer from January 2004 until December 17, 2004. He continues to serve as a director of the Company.

(4) On December 17, 2004, the Company granted Mr. Mitarotonda an option to purchase 100,000 shares of our common stock. The grant was comprised of an option to purchase 75,000 shares, which was provided to directors upon election to the Board in 2003 but was never previously granted to Mr. Mitarotonda, and an anniversary grant of options to purchase 25,000 shares. The option is fully exercisable and was granted with an exercise price per share equal to $0.31, the fair market value of our common stock on the grant date. An option to purchase 320,000 shares was granted to Mr. Mitarotonda pursuant to an administrative services agreement entered into with Barington Capital Group, L.P. ("Barington") in December 2003, with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date. In addition, an option to purchase 198,000 shares was granted to Mr. Mitarotonda pursuant to an amended administrative services agreement entered into with Barington in December 2004, with an exercise price per share equal to $0.31, the fair market value of our common stock on the grant date. Barington is a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer.

Option Grants in Fiscal Year 2004

      The following table contains information concerning the grant of stock options under our stock option plan and otherwise to the Named Executive Officers during the 2004 fiscal year. No stock appreciation rights were granted during the 2004 fiscal year.

Option/SAR Grants in Fiscal Year 2004


----------------------------------------------------------------------------------------- ------------------------------
                                                                                          Potential Realizable Value
                                                                                          at Assumed Annual Rates of
                                                                                          Stock Price Appreciation for
Individual Grants                                                                         Option Term
---------------------------- -------------- -------------- --------------- -------------- ------------------------------
                                            % of
                             Number of      Underlying
                             Securities     Options
                             Underlying     Granted to
                             Options        Employees in   Exercise Price    Expiration
Name                         Granted(#)     Fiscal Year    ($/Share)         Date                5%($)          10%($)
---------------------------- -------------- -------------- --------------- -------------- -------------- ---------------
William J. Fox               561,000(1)             43.8%           (2)         12/17/14        141,640         225,537
---------------------------- -------------- -------------- --------------- -------------- -------------- ---------------
James A. Mitarotonda         298,000                23.3%           $0.31       12/17/14        150,476         239,608
---------------------------- -------------- -------------- --------------- -------------- -------------- ---------------

     (1) On December 17, 2004, the Company granted Mr. Fox an option to purchase 561,000 shares of our common stock. One-third of the shares granted pursuant to this option vest on November 1, 2005. The remainder of the shares granted pursuant to this option vest in equal monthly installments from November 1, 2005 to November 1, 2007.

     (2) The exercise price for 280,500 shares underlying this option is $0.31; the exercise for the other 280,500 shares underlying this option is $0.34.

Aggregate Option Exercises in Fiscal Year 2004 and Year End Option Values

      The following table contains information concerning the exercise of stock options during the 2004 fiscal year and the year-end value of unexercised options for the Named Executive Officers. None of the Named Executive Officers exercised any stock options during 2004.


------------------------- -------------- -------------- --------------------------------- -----------------------------------
                                                                                          Value of Unexercised In-the-Money
                                                        No. of Securities Underlying      Options/SARs at FY-End (Market
                                                        Unexercised Options at FY-End     price of shares at FY-End less
                             Shares                     (#)                               exercise price) ($)(1)
                            Acquired         Value      --------------------------------- -----------------------------------
Name                       on Exercise     Realized       Exercisable     Unexercisable      Exercisable      Unexercisable
------------------------- -------------- -------------- ---------------- ---------------- ------------------ ----------------
William J. Fox                  0             --               0             561,000              0              2,805(2)
------------------------- -------------- -------------- ---------------- ---------------- ------------------ ----------------
James A. Mitarotonda            0             --            618,000             0                 0                 0
------------------------- -------------- -------------- ---------------- ---------------- ------------------ ----------------

     (1) Based on the fair market value of our common stock on December 31, 2004 of $0.32 per share, the closing sales price per share on that date on the Over-the-Counter Bulletin Board.

     (2) Comprised of 280,500 shares underlying options that are in-the-money as of year end.

Director Compensation

      In June 2004, our Board approved a plan that provides our Chairman with cash compensation of $20,000 upon initial election and upon the anniversary of being appointed and our other non-employee directors with cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service. The plan also provides non-employee directors with $1,000 per meeting of the Board attended during their term of service. In addition, the plan provides that attendance at committee meetings will be compensated at the rate of $1,000 per meeting for members and $2,000 per meeting for the chairperson.

      Non-employee directors are granted a fully vested option to purchase 50,000 shares of common stock upon initial election and a fully vested option to purchase 25,000 shares of common stock on each anniversary of becoming a director during their term of service.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee is currently composed of independent, non-employee directors. No interlocking relationships exist among our Board, Compensation Committee or executive officers and the Board, Compensation Committee or executive officers of any other company, nor has an interlocking relationship existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents information with respect to beneficial ownership of the common stock as of April 27, 2005 by:

      o each person known by us to beneficially own more than 5% of the common stock;

      o    individuals serving as our Named Executive Officers;

      o    each of our directors and the nominees for director; and

      o    all executive officers and directors as a group.

Except as otherwise noted, the address of each person/entity listed in the table is c/o Dynabazaar, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019. The table includes all shares of common stock issuable within 60 days of April 27, 2005 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 27,049,744 shares of common stock outstanding as of April 27, 2005, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

                                                             Shares Beneficially
                                                                    Owned
                                                             -------------------
Name of Beneficial Owner                                     Number     Percent
------------------------                                     -------    -------
Ticketmaster                                               2,225,000(1)   8.23%
3701 Wilshire Boulevard
Los Angeles, CA 90010

Barington Capital Group, L.P.                              2,806,360(2)  10.37%
888 Seventh Avenue, 17th Floor
New York, NY 10019

Don C. Whitaker                                            1,685,101(3)   6.23%
23 Beechwood
Irvine, CA 92604

David T. Lu                                                1,777,957(4)   6.57%
c/o Hedgehog Capital, LLC
1147 E. Putnam Ave #320
Riverside, CT 06878

William J. Fox                                                     0          *

Melvyn Brunt                                                 100,000(5)       *

Rory J. Cowan                                                 50,000(6)       *

Lloyd I. Miller, III                                       3,788,015(7)  13.95%

James Mitarotonda                                          1,917,330(8)   6.93%

Karen Schneider                                               50,000(9)       *

Raymond Steele                                                50,000(10)      *

All executive officers and directors as a group
(consisting of 7 persons) (5)-(10)                         5,955,345(11) 21.26%

__________________
     (*)  Represents less than 1% of the outstanding shares of common stock.

     (1) This information is based on a Schedule 13D filed by Ticketmaster (formerly Ticketmaster Online-CitySearch, Inc.) with the Securities and Exchange Commission on June 25, 2003.

     (2) This information is based solely on a Schedule 13D, as amended, filed by Barington Companies Equity Partners, L.P., Ramius Capital Group, LLC, Ramius Halifax Partners, L.P., MM Companies, Inc., Jewelcor Management, Inc., Barington Capital Group, L.P., Ramius Securities, LLC and Starboard Value & Opportunity Fund with the SEC on March 25, 2004, reporting a combined ownership of 2,785,560 shares of our common stock by the reporting entities, and a Form 4 filed by James Mitarotonda with the SEC on June 9, 2004, reporting the acquisition of 20,800 shares by Barington Capital Group, L.P. on June 7, 2004.

     (3) This information is based on a Schedule 13D/A filed by Don C. Whitaker, Don C. Whitaker, Jr. and Don. C. Whitaker, Inc. with the Securities and Exchange Commission on July 24, 2003. According to such
          Schedule 13D/A, 1,685,101 of these shares are beneficially owned by Don C. Whitaker, 180,000 are beneficially owned by Don C. Whitaker, Jr. and 118,000 are beneficially owned by Don C. Whitaker, Inc. Don C. Whitaker and Don C. Whitaker, Jr. each have sole responsibility to vote and dispose of their respective shares. Don C. Whitaker and Don
          C. Whitaker, Jr. share voting power with regards to the shares held in the name of Don C. Whitaker, Inc.

     (4) This information is based on a Schedule 13G filed by David T. Lu and Hedgehog Capital LLC with the Securities and Exchange Commission on July 25, 2003. According to such Schedule 13G, all of these shares are beneficially owned by Mr. Lu, and Hedgehog Capital LLC claims beneficial ownership of 1,200,883 of the shares. As the managing member of Hedgehog Capital LLC, Mr. Lu claims sole responsibility to vote and dispose of the shares reported on the Schedule 13G.

     (5) Consists of 100,000 shares of common stock issuable upon the exercise of options.

     (6) Consists of 50,000 shares of common stock issuable upon the exercise of options.

     (7) This information is based on a Schedule 13D/A, as amended, filed by Mr. Miller with the Securities and Exchange Commission on July 1, 2003 and a voting agreement entered into by Mr. Miller and related entities with eBay on June 20, 2003. According to such Schedule 13D/A, and voting agreement, such shares include shares held by various related trusts and other entities affiliated with Mr. Miller and consist of:
          2,303,547 shares as to which Mr. Miller has sole voting power; 1,847,293 shares as to which Mr. Miller has sole dispositive power; 1,384,441 shares as to which Mr. Miller has shared voting power; and 1,840,695 shares as to which Mr. Miller has shared dispositive power. Mr. Miller is a nominee for director of the Company. In addition, includes 100,000 shares of common stock issuable upon the exercise of the options.

     (8) Includes 1,299,330 shares of common stock beneficial owned by Barington Capital Group, L.P. and Barington Companies Equity Partners, L.P., entities which are directly or indirectly controlled by Mr. Mitarotonda. Mr. Mitarotonda disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 618,000 shares of common stock issuable upon the exercise of options granted to Mr. Mitarotonda.

     (9) Consists of 50,000 shares of common stock issuable upon the exercise of options.

     (10) Consists of 50,000 shares of common stock issuable upon the exercise of options.

     (11) Includes 968,000 shares of common stock issuable upon the exercise of options.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2004 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company's 1997 Stock Option Plan (the "1997 Plan"), 1999 Stock Option Plan (the "1999 Plan"), and 2000 Stock Option and Incentive Plan (the "2000 Plan") and the Company's 2000 Employee Stock Purchase Plan (the "ESPP").

-------------------------------------------------------------------------------
                                                                Number of
                                                                securities
                                                                remaining
                                                                available for
                      Number of                                 future issuance
                      securities to be       Weighted average   under equity
                      issued upon            exercise price     compensation
                      exercise of            of outstanding     plan (excluding
                      outstanding            options,           securities
                      options, warrants      warrants and       referenced in
Plan category         and rights             rights             column (a))
-------------------------------------------------------------------------------
                              (a)                (b)               (c)
-------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders(1)     3,744,939(2)           $1.23            2,878,025(3)
-------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders(4)     1,106,598              $1.70            1,543,152
-------------------------------------------------------------------------------
TOTAL                   4,851,537              $1.34            4,421,177
-------------------------------------------------------------------------------

________________

     (1)  Consists of shares from the 1997 Plan, 1999 Plan, and the 2000 Plan.

     (2) Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

     (3)  Includes shares available for future issuance under the ESPP.

     (4)  Consists of shares from the 2000 Employee Plan.

ITEM 13.  CERTAIN RELATIONSHIPS WITH RELATED PARTIES

      In connection with the Company's cessation of its online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and our former President and Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington.

      Pursuant to an administrative services agreement we entered into with Barington in December 2003 (which ran through December 31, 2004), the Company paid Barington a monthly fee of $8,000 for performing certain administrative services on behalf of the Company. In connection with the agreement, the Company granted to James Mitarotonda an option to purchase 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date.

      The Company entered into an amended administrative services agreement with Barington dated as of December 17, 2004. Under the amended agreement, which runs through December 31, 2006, Barington is to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on behalf of the Company. In addition, Barington is to be paid a fee of $175 an hour for any legal services provided by Barington on behalf of the Company at the Company's request. The Company has also agreed that in the event that Barington identifies for the Company at its request a business transaction such as a merger, acquisition or joint venture, and/or provides the Company with financial consulting or merger & acquisition services in connection with such business transaction, the Company will pay Barington a fee to be agreed upon between Barington and the Board of Directors of the Company. In connection with the amended agreement, the Company granted options to certain designees of Barington to purchase, in the aggregate, 320,000 shares of the Company's common stock. The options were granted with an exercise price per share equal to $0.31, the fair market value of the Company's common stock on the grant date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants

      The public accounting firm of Rothstein Kass & Company, PC has served as our independent accountants to perform the audit of our financial statements for the fiscal years ended December 31, 2004 and December 31, 2003. The table below sets forth the fees billed for services rendered by our principal accountants in our fiscal years ended December 31, 2004 and 2003.

                                              Fiscal      Fiscal
               Fee Category                    2004        2003
               ------------                    ----        ----

               Audit Fees                    $ 88,200     $83,081
               Audit-Related Fees                -           -
               Tax Fees                      $ 12,862        -
               All Other Fees                    -           -
                                             --------    -------
                                             $101,062    $83,081

      The Tax Fees listed above were billed for assistance with federal and state tax returns. The audit committee approved 100% of the Company's Tax Fees in fiscal year 2004.

Pre-Approval Policy for Services Performed by Independent Accountant

      Pursuant to the Company's audit committee charter, the audit committee shall pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwritings) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to the Company by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provision of non-audit services for the Company if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the audit committee, who shall present all decisions to pre-approve an activity to the full audit committee at its first meeting following such decision.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   INDEX TO FINANCIAL STAEMENTS

The following documents are incorporated by reference to Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005.

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004,
  2003 and 2002
Consolidated Statements of Convertible Preferred Stock, Stockholders' Equity
  (Deficit) and Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004,
  2003 and 2002
Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts

(a)(3)   Exhibits

         Please see subsection (b) below

(b)  EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below. Exhibits indicated with (+) constitute all of the management contracts and compensation plans and arrangements required to be filed as exhibits to the Report on Form 10-K.

EXHIBIT NO.   TITLE
----------    -----

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

10.18 Promotions Agreement dated as of April 10, 2002 between the Company and eBay Inc.(6)

10.19 Third Amendment to Agreement dated as of December 1, 2002 between the Company and Navisite, Inc.(7)

10.20 Agreement Concerning Employment and Termination dated as of January 20, 2003 between the Company and David George.(7)

10.80 Services Agreement dated as of November 17, 2004 between the Company and Barington Capital Group, L.P.(8)

21            List of Subsidiaries(7)

23.1          Consent of Rothstein, Kass & Company, P.C.(9)

23.2          Consent of PricewaterhouseCoopers LLP(9)

31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.(8)

31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.(8)

31.3          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.*

31.4          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

________________
(*)   Filed with this Report.

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

(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 29, 2002.

(5) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

(6) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 14, 2002.

(7) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

(8) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005.

(9) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DYNABAZAAR, INC.



Dated: May 2, 2005                     By: /s/ William J. Fox
                                          --------------------------------------
                                          William J. Fox
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NO.   TITLE
----------    -----

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

10.18 Promotions Agreement dated as of April 10, 2002 between the Company and eBay Inc.(6)

10.19 Third Amendment to Agreement dated as of December 1, 2002 between the Company and Navisite, Inc.(7)

10.20 Agreement Concerning Employment and Termination dated as of January 20, 2003 between the Company and David George.(7)

10.80 Services Agreement dated as of November 17, 2004 between the Company and Barington Capital Group, L.P.(8)

21            List of Subsidiaries(7)

23.1          Consent of Rothstein, Kass & Company, P.C.(9)

23.2          Consent of PricewaterhouseCoopers LLP(9)

31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.(8)

31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.(8)

31.3          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.*

31.4          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

________________
(*)   Filed with this Report.

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

(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 29, 2002.

(5) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

(6) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 14, 2002.

(7) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

(8) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005.

(9) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on March 31, 2005.