Form 10-Q
period 2005-03-31
DYNABAZAAR INC
filed 2005-05-13
CIK 1053676

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

                  For the Quarterly Period Ended March 31, 2005

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ___________ to ____________


                        Commission File Number 000-29423


                                DYNABAZAAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                    04-3351937
     -------------------------------                     ------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

     888 Seventh Avenue, New York, NY                          10019
 ----------------------------------------                    ----------
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

The number of shares outstanding of the registrant's common stock as of May 1, 2005 was 26,967,944

================================================================================

                                         DYNABAZAAR, INC.

                                            FORM 10-Q

                               For the Quarter Ended March 31, 2005

                                              INDEX


PART I.     FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)................................................1

               (a)   Condensed Consolidated Balance Sheets as of March 31, 2005
                     and December 31, 2004
               (b) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004
               (c)   Condensed Consolidated Statements of Cash Flows for Three
                     Months Ended March 31, 2005 and 2004
               (d)   Notes to Condensed Consolidated Financial Statements

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................................8

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................10

      Item 4.  Controls and Procedures........................................................10

PART II.    OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................................11
      Item 6.  Exhibits.......................................................................11


                                                i

                                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 DYNABAZAAR, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)


                                                                                   MARCH 31,
                                                                                     2005           DECEMBER 31,
                                                                                  (UNAUDITED)           2004
                                                                                  ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $      8,753      $      8,989
  Prepaid expenses                                                                         372               331
  Other current assets                                                                   2,000             2,000
                                                                                  ------------      ------------

         Total current assets                                                           11,125            11,320

Other assets, long-term prepaid expenses                                                 1,244             1,328
                                                                                  ------------      ------------

         Total assets                                                             $     12,369      $     12,648
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                                                  $        209      $        196
Other current liabilities                                                                2,000             2,000
                                                                                  ------------      ------------

         Total current liabilities                                                       2,209             2,196
                                                                                  ------------      ------------

Stockholders' equity:
  Common stock, $0.001 par value; 90,000,000 shares authorized, 29,426,385
   issued at March 31, 2005 and December 31, 2004                                           30                30
  Additional paid-in capital                                                           151,636           151,636
  Treasury stock (at cost); 2,458,441 at March 31, 2005 and December 31, 2004           (3,040)           (3,040)
  Accumulated other comprehensive income, net                                              296               313
  Accumulated deficit                                                                 (138,762)         (138,487)
                                                                                  ------------      ------------

         Total stockholders' equity                                                     10,160            10,452
                                                                                  ------------      ------------

         Total liabilities and stockholders' equity                               $     12,369      $     12,648
                                                                                  ============      ============


                      See accompanying notes to condensed consolidated financial statements.

                                                        1

                                     DYNABAZAAR, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              2005              2004
                                                          ------------      ------------
Revenue                                                   $         --      $         --

Operating expenses, general and administrative                     334               661
                                                          ------------      ------------

Loss from operations                                              (334)             (661)
Other income, net                                                   59                81
                                                          ------------      ------------

Net loss                                                  $       (275)     $       (580)
                                                          ============      ============

Net loss attributable to common shareholders              $       (275)     $       (580)
                                                          ============      ============

Basic and diluted net loss per common share               $      (0.01)     $      (0.02)
                                                          ============      ============

Shares used to compute basic and diluted net loss per
   common share                                                 26,968           27,050
                                                          ============      ============


         See accompanying notes to condensed consolidated financial statements.

                                            2

                                          DYNABAZAAR, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)
                                           (IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ----------------------------
                                                                            2005             2004
                                                                        -----------      -----------
Cash flows from operating activities:
  Net loss                                                              $      (275)     $      (580)
  Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                            --                8
         Reserve for uncollectible accounts                                      --                2

  Changes in operating assets and liabilities:
         Accounts receivable                                                     --              171
         Prepaid expenses and other current assets                              (41)             333
         Long-term prepaid expenses                                              84               83
         Accounts payable                                                        --              (80)
         Accrued expenses                                                        13             (402)
         Accrual for unutilized office space                                     --             (300)
                                                                        -----------      -----------

         Net cash used in operating activities                                 (219)            (765)

 Net cash used in investing activities, decrease in restricted cash              --             (528)

Effect of foreign exchange rates on cash and cash equivalents                   (17)              58
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                      (236)          (1,235)

Cash and cash equivalents, beginning of period                                8,989            5,697
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $     8,753      $     4,463
                                                                        ===========      ===========


               See accompanying notes to condensed consolidated financial statements.

                                                 3

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       NATURE OF BUSINESS AND RECENT EVENTS

Dynabazaar, Inc. ("we," "us", "Dynabazaar" or the "Company") was incorporated in the State of Delaware in February 1997 as "Fairmarket, Inc." Through September 3, 2003, the Company was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all our operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

We are currently reviewing alternatives for the use of our remaining assets, which may include other business opportunities unrelated to our historical business, including the possible acquisition of other businesses. Neither our board of directors nor our stockholders have yet approved any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

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

On January 31, 2005, the Board of Directors appointed Karen Schneider to serve as a Class II director. In connection with the agreement, we granted to Karen Schneider an option to purchase up to 50,000 stock options of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.30, the fair market value of our common stock on the grant date.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Dynabazaar for the three months ended are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2004. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission the ("SEC"). The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended March 31, 2005 and 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated interim financial statements include the accounts of Dynabazaar and its wholly owned inactive subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------
Net loss attributable to common stockholders
As reported                                            $    (275)     $    (580)
Add: Stock-based employee compensation expense
  Included in reported results                                --             --
Deduct: Total stock-based employee compensation
 expense determined under the fair-value-based
 method for all awards                                       (10)            --
                                                       ---------      ---------
Pro forma loss                                         $    (285)     $    (580)
                                                       =========      =========
Net loss per common share
As reported                                            $   (0.01)     $   (0.02)
                                                       =========      =========
Pro forma                                              $   (0.01)     $   (0.02)
                                                       =========      =========


3.       NET LOSS PER SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be anti-dilutive. For the three months ended March 31, 2005 and 2004, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.


4.       COMPREHENSIVE LOSS

For the three months ended March 31, 2005 and 2004, total comprehensive income loss was as follows (in thousands):

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       2005              2004
                                                     ---------        ---------

Net loss                                             $    (275)       $    (580)
Changes in other comprehensive loss:
Foreign currency translation adjustments                   (17)              61
                                                     ---------        ---------

Total comprehensive loss                             $    (292)       $    (519)
                                                     =========        =========


5.       COMMITMENTS AND CONTINGENCIES

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended (the "Securities Act"). The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors' and officers' liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.


6.       NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard, which will take effect January 1, 2006, will not have a material impact on the operating results of the Company.

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       INCOME TAXES

In connection with ownership changes, it was determined that certain of the Company's net operating loss carryforwards ("NOL") have been limited. The Company recently completed an Internal Revenue Code Section 382 evaluation that quantified the limitation of the ("NOL"). As of December 31, 2004, the Company has approximately $15.0 million of NOL's that can be utilized in the current tax year. These NOL's begin to expire in 2022. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dynabazaar, Inc. ("we," "us", "Dynabazaar" or the "Company") was incorporated in the State of Delaware in February 1997 as "Fairmarket, Inc." Through September 3, 2003, the Company was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all our operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

We are currently reviewing alternatives for the use of our remaining assets, which may include other business opportunities unrelated to our historical business, including the possible acquisition of other businesses. Neither our board of directors nor our stockholders have yet approved any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

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

On January 31, 2005, the Board of Directors appointed Karen Schneider to serve as a Class II director. In connection with the agreement, we granted to Karen Schneider an option to purchase up to 50,000 stock options of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.30, the fair market value of our common stock on the grant date.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts and deferred tax assets. No changes to these critical polices have taken place during the quarter ended March 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

For the three months ended March 31, 2005 and March 31, 2004, our net loss was $275 and $580, respectively, a decrease of 53%.

REVENUE

For the three months ended March 31, 2005 and March 31, 2004, total revenue was $0 due to the cessation of business activity.

OPERATING EXPENSES

For the three months March ended March 31, 2005, general and administrative expenses were $334 compared to $661 for the three months ended March 31, 2004, a decrease of 49%. The decrease was due primarily to the reduction in facilities expense, employee compensation expense, employee benefits expense and depreciation expense.

OTHER INCOME, NET

For the three months ended March 31, 2005 and March 31, 2004, other income, net, was $59 and $81, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, cash and cash equivalents totaled $8.8 million.

Cash used in operating activities was $219 for the three months ended March 31, 2005 and $765 for the three months ended March 31, 2004. Cash used in operating activities for the period ended March 31, 2005 primarily reflects the Company's net loss of $275, offset by an increase in prepaid expenses of $41 and a reductionin long-term prepaid expenses of $84. Net cash used in operating activities for the three months ended March 31, 2004 primarily reflects the Company's net loss of $580, offset by a reduction in accounts receivable of $171, prepaid expenses and other current assets of $333, an increase in accrued expenses of $402, and an increase in accrual for unutilized office space of $300.

Cash used in investing activities for the three months ended March 31, 2005 and March 31, 2004 was $0 and $528, respectively. Cash used in provided by investing activities for the period ended March 31, 2004 was primarily from the release of restricted cash held as a security deposit relating to the lease on the Company's headquarters in Woburn, Massachusetts.

Cash used in financing activities for the three months ended March 31, 2005 and March 31, 2004 was $0.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements.

Some of the factors that might cause these differences include those set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 which is incorporated herein by reference. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this

Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RISKS RELATED TO OUR BUSINESS

The information contained in Item 7 of the Company's Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

We do not use derivative financial instruments for investment purposes and only invest in financial instruments that meet high credit quality standards. Due to the conservative nature of our investments, we do not believe that we have a material exposure to interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

As required by rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our system evolve with our business.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits field by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynbazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The proposed settlement is subject to a number of significant conditions and contingencies, including the execution of a definitive settlement agreement, final approval of the settlement by the Company's directors' and officers' liability insurance carriers and by the plaintiff class, and the approval of the settlement by the Court.


ITEM 6.  EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYNABAZAAR, INC.

Date: May 13, 2005                      By:   /s/ William J. Fox
                                              ------------------
                                              William J. Fox
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date: May 13, 2005                      By:   /s/ Melvyn Brunt
                                              ----------------
                                              Melvyn Brunt
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)