Form 10-Q
period 2005-06-30
DYNABAZAAR INC
filed 2005-08-12
CIK 1053676

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

                     For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes       No X

The number of shares outstanding of the registrant's common stock as of August 1, 2005 was 23,409,956


================================================================================

                                DYNABAZAAR, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2005

                                      INDEX



PART I.      FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)....................................................1

             (a)  Condensed Consolidated Balance Sheets as of June 30, 2005 and
                    December 31, 2004
             (b)  Condensed Consolidated Statements of Operations for the
                    Six Months Ended June 30, 2005 and 2004
             (c)  Condensed Consolidated Statements of Cash Flows for Six
                    Months Ended June 30, 2005 and 2004
             (d)  Notes to Condensed Consolidated Financial Statements

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................8

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................10

        Item 4.    Controls and Procedures........................................................11

PART II.     OTHER INFORMATION

      Item 1.  Legal Proceedings..................................................................11
      Item 2.  Unregistered Sales of Equity Securities and Proceeds...............................12
      Item 6.  Exhibits...........................................................................12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DYNABAZAAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JUNE 30,
                                                                                           2005        DECEMBER 31,
                                                                                       (UNAUDITED)         2004
                                                                                     --------------- -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $7,440           $8,989
  Prepaid expenses                                                                            362              331
  Other current assets                                                                      2,000            2,000
                                                                                     ---------------------------------

         Total current assets                                                               9,802           11,320

Other assets, long-term prepaid expenses                                                    1,161            1,328
                                                                                     ---------------------------------

         Total assets                                                                     $10,963          $12,648
                                                                                     =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                                                             $148             $196
Other current liabilities                                                                   2,000            2,000
                                                                                     ---------------------------------

         Total current liabilities                                                          2,148            2,196
                                                                                     ---------------------------------

Stockholders' equity:
  Common stock, $0.001 par value; 90,000,000 shares authorized, 29,526,385 and
   29,426,385 issued at June 30, 2005 and December 31, 2004, respectively                      30               30
  Additional paid-in capital                                                              151,636          151,636
  Treasury stock (at cost); 6,116,429 and 2,458,441 at June 30, 2005 and
   December 31, 2004, respectively                                                         (4,161)          (3,040)
  Accumulated deficit                                                                    (138,954)        (138,487)
  Accumulated other comprehensive income, net                                                 264              313
                                                                                     ---------------------------------

         Total stockholders' equity                                                         8,815           10,452
                                                                                     ---------------------------------

         Total liabilities and stockholders' equity                                       $10,963          $12,648
                                                                                     =================================


See accompanying notes to condensed consolidated financial statements.

                                DYNABAZAAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                      2005          2004        2005          2004

Revenue                                                                 $--            $--          $--         $--

Operating expenses, general and administrative                          270            594          604       1,255
                                                                 --------------------------------------------------------

Loss from operations                                                   (270)          (594)        (604)     (1,255)
Other income, net                                                        78             19          137         100
                                                                 --------------------------------------------------------

Net loss                                                              $(192)         $(573)       $(467)    $(1,155)
                                                                 ========================================================

Net loss attributable to common shareholders                          $(192)         $(573)       $(467)    $(1,155)
                                                                 ========================================================

Basic and diluted net loss per common share                          $(0.01)        $(0.02)      $(0.02)     $(0.04)
                                                                 ========================================================

Shares used to compute basic and diluted net loss per
   common share                                                      26,673         27,050       26,969      27,050
                                                                 ========================================================

See accompanying notes to condensed consolidated financial statements.

                                DYNABAZAAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                --------------------------------------
                                                                                       2005               2004
                                                                                ------------------- ------------------
Cash flows from operating activities:
  Net loss                                                                             $ (467)          $ (1,155)
  Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                                         10
         Reserve for uncollectible accounts                                                                   (2)

  Changes in operating assets and liabilities:
         Accounts receivable                                                                                 210
         Prepaid expenses and other current assets                                        136                377
         Long-term prepaid expenses                                                                          165
         Accounts payable                                                                                    (81)
         Accrued expenses                                                                 (48)              (486)
         Accrual for unutilized office space                                                              (1,200)
                                                                                --------------------------------------

         Net cash used in operating activities                                           (379)            (2,162)
                                                                                --------------------------------------

 Net cash used in investing activities, decrease in restricted cash                                          473
                                                                                --------------------------------------

Cash flows from financing activities
               Proceeds from issuance of common stock                                      31
               Purchase of treasury stock                                              (1,152)
                                                                                --------------------------------------

Net cash used in financing activities                                                  (1,121)

Effect of foreign exchange rates on cash and cash equivalents                             (49)                10
                                                                                --------------------------------------

Net decrease in cash and cash equivalents                                              (1,549)            (1,679)

Cash and cash equivalents, beginning of period                                          8,989              5,697
                                                                                --------------------------------------

Cash and cash equivalents, end of period                                              $ 7,440            $ 4,018
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

The Company has not yet settled on an operating plan, although the Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with its operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities which may be undertaken by the Company. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

On June 30, 2005, the Company entered into a stock purchase agreement (the "Agreement") with Lloyd Miller, III, on behalf of himself and on behalf of certain affiliated entities, whereby the Company purchased from Mr. Miller and such affiliated entities an aggregate of 3,657,988 shares of common stock, par value $0.001 per share, of the Company at an aggregate purchase price of $1,152,266. Pursuant to the Agreement, Mr. Miller is also entitled to receive 13.6% of any net proceeds distributed to the Company pursuant to the escrow agreement dated as of September 4, 2003 by and among the Company, eBay, Inc. and Zions First National Bank.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Dynabazaar for the six months ended June 30, 2005 are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2004. The condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended June 30, 2005 and 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The condensed consolidated interim financial statements include the accounts of Dynabazaar and its wholly owned inactive subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Consistent with the disclosure provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                           ----------------------------  ----------------------------
                                                                2005          2004          2005           2004
                                                           -------------  -------------  -----------  ---------------
Net loss attributable to common stockholders
As reported                                                     $ (192)        $ (573)       $ (467)     $ (1,155)
Add: Stock-based employee compensation expense
 Included in reported results
Deduct: Total stock-based employee compensation
 expense determined under the fair-value-based method
 for all awards                                                                                 (10)
                                                           ----------------------------------------------------------
Pro forma loss                                                   $(192)        $ (573)       $ (477)     $ (1,155)
                                                           ==========================================================
Net loss per common share
As reported                                                     $(0.01)       $ (0.02)      $ (0.02)      $ (0.04)
                                                           ==========================================================
Pro forma                                                       $(0.01)       $ (0.02)      $ (0.02)      $ (0.04)
                                                           ==========================================================


3. NET LOSS PER SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. Potential common shares were excluded from the calculation of net loss per common share for the periods presented since their inclusion would be anti-dilutive. For the six months ended June 30, 2005 and 2004, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. COMPREHENSIVE LOSS

For the three and six months ended June 30, 2005 and 2004, total comprehensive loss was as follows (in thousands):

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ------------------------------  ------------------------------
                                                            2005           2004            2005           2004
                                                       --------------  --------------  -------------  ---------------
Net loss                                                      $ (192)        $ (573)          $(467)      $ (1,155)
Changes in other comprehensive loss:
Foreign currency translation adjustments                         (32)           (51)            (49)            10
Unrealized gains (loss) on marketable securities                                (39)                           (39)
                                                       --------------------------------------------------------------
Total comprehensive loss                                       $(224)        $ (663)          $(516)      $ (1,184)
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

6. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)". SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects that the adoption of this new standard, which will take effect January 1, 2006, will not have a material impact on the operating results of the Company.

                                DYNABAZAAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. INCOME TAXES

In connection with ownership changes, it was determined that certain of the Company's net operating loss carryforwards ("NOL") have been limited. The Company recently completed an Internal Revenue Code Section 382 evaluation that quantified the limitation of the NOL. As of December 31, 2004, the Company has approximately $15.0 million of NOL's that can be utilized in the current tax year. These NOL's begin to expire in 2022. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

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

The Company has not yet settled on an operating plan, although the Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with its operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities which may be undertaken by the Company. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

On June 30, 2005, the Company entered into a stock purchase agreement (the "Agreement") with Lloyd Miller, III, on behalf of himself and on behalf of certain affiliated entities, whereby the Company purchased from Mr. Miller and such affiliated entities an aggregate of 3,657,988 shares of common stock, par value $0.001 per share, of the Company at an aggregate purchase price of $1,152,266. Pursuant to the Agreement, Mr. Miller is also entitled to receive 13.6% of any net proceeds distributed to the Company pursuant to the escrow agreement dated as of September 4, 2003 by and among the Company, eBay, Inc. and Zions First National Bank.

On June 30, 2005, Mr. Miller resigned from the Board of Directors of the Company. Mr. Miller had no disagreements with the Company on any matters related to the Company's operations, policies or practices.

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (the "SEC") requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts and deferred tax assets. No changes to these critical polices have taken place during the quarter ended June 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (IN THOUSANDS)

For the three months ended June 30, 2005 and June 30, 2004, our net loss was $192 and $573, respectively, a decrease of 66%.

Revenue

For the three months ended June 30, 2005 and June 30, 2004, total revenue was $0 due to the cessation of business activity.

Operating Expenses

For the three months ended June 30, 2005, general and administrative expenses were $270 compared to $594 for the three months ended June 30, 2004, a decrease of 55%. The decrease was due primarily to the reduction in facilities expense, employee compensation expense, employee benefits expense and depreciation expense.

Other Income, net

For the three months ended June 30, 2005 and June 30, 2004, other income, net, was $78 and $19, respectively, an increase of 311%. The increase is due primarily to the reinvestment of $5 million in U.S. Government Bonds into a higher yielding money market account.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (IN THOUSANDS)

For the six months ended June 30, 2005 and June 30, 2004, our net loss was $467 and $1,155, respectively, a decrease of 61%.

Revenue

For the six months ended June 30, 2005 and June 30, 2004, total revenue was $0 due to the cessation of business activity.

Operating Expenses

For the six months ended June 30, 2005, general and administrative expenses were $604 compared to $1,255 for the six months ended June 30, 2004, a decrease of 52%. The decrease is due primarily to the cessation of business activity.

Other Income, Net

For the six months ended June 30, 2005 and June 30, 2004, other income, net, was $137 and $100 respectively, an increase of 37%. The increase was primarily the result of higher interest income from cash and cash equivalents compared to the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

At June 30, 2005, cash and cash equivalents totaled $7,440.

Cash used in operating activities was $379 for the six months ended June 30, 2005 and $2,162 for the six months ended June 30, 2004. Cash used in operating activities for the period ended June 30, 2005 primarily reflects the Company's net loss of $467, offset by a decrease in prepaid expenses of $136 and a decrease in accrued expenses of $48. Net cash used in operating activities for the six months ended June 30, 2004 primarily reflects the Company's net loss of $1,155, offset by a reduction in accounts receivable of $210 and a reduction in prepaid expenses and other current assets of $377, a decrease in accrued expenses of $486 and a decrease in accrual for unutilized office space of $1,200.

Cash used in investing activities for the six months ended June 30, 2005 was $0 compared to cash provided for investing activities for the six months ended June 30, 2004 of $473. Cash provided by investing activities for the period ended June 30, 2004 was primarily from the release of restricted cash held as a security deposit relating to the lease on the Company's headquarters in Woburn, Massachusetts.

Cash used in financing activities for the six months ended June 30, 2005 and June 30, 2004 was $1,121 and $0, respectively. Cash used in financing activities for the period ending June 30, 2005 was primarily related to the purchase of common stock from a former director of the Company for $1,152.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the near future.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, of 1934 as amended (the "Exchange Act"). You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements.

Some of the factors that might cause these differences include those set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 which is incorporated herein by reference. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. Forward-looking statements herein are based on information, plans and estimates at the date of this Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our system evolve with our business.





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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


------------------------- ---------------------- ----------------------- ---------------------- ----------------------
PERIOD                    (A) TOTAL NUMBER OF    (B) AVERAGE PRICE        (C) TOTAL NUMBER OF   (D) MAXIMUM NUMBER
                          SHARES (OR UNITS)      PAID PER SHARE (OR      SHARES (OR UNITS)      (OR APPROXIMATE
                          PURCHASED              UNIT)                   PURCHASED AS PART OF   DOLLAR VALUE) OF
                                                                         PUBLICLY ANNOUNCED     SHARES (OR UNITS)
                                                                         PLANS OR PROGRAMS      THAT MAY YET BE
                                                                                                PURCHASED UNDER THE
                                                                                                PLANS OR PROGRAMS
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
April 1 through 30, 2005           --                      --                     --                     --
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
May 1 through 31, 2005             --                      --                     --                     --
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
June through 30, 2005           3,657,988 (1)            $.0315                   --                     --
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                           3,657,988                $.0315                   --                     --
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(1) On June 30, 2005, the Company entered into a stock purchase agreement with Lloyd Miller, III, on behalf of himself and on behalf of certain affiliated entities, whereby the Company purchased from Mr. Miller and such affiliated entities an aggregate of 3,657,988 shares of common stock, par value $0.001 per share, of the Company at an aggregate purchase price of $1,152,266.


ITEM 6.  EXHIBITS



10.1 Stock Purchase Agreement dated as of June 30, 2005 between the Company and Lloyd Miller, III, on behalf of himself and on behalf of certain affiliated entities.

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

                                               DYNABAZAAR, INC.

Date: August 12, 2005                          By:   /s/ William J. Fox
                                                     ------------------
                                               William J. Fox
                                               Chief Executive Officer
                                                 (Principal Executive Officer)


Date: August 12, 2005                          By:   /s/ Melvyn Brunt
                                                     ----------------
                                               Melvyn Brunt
                                               Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)