Form 10-Q
period 2005-09-30
DYNABAZAAR INC
filed 2005-11-14
CIK 1053676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2005

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from             to


                        Commission File Number 000-29423


                                DYNABAZAAR, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                      04-3351937
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

           888 Seventh Ave., 17TH floor, New York, NY             10019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of November 9, 2005 was 23,409,956.

DYNABAZAAR, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION.....................................................................................1

   ITEM 1.  FINANCIAL STATEMENTS..................................................................................1
              Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
                 December 31, 2004
              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 (unaudited) and 2004 (unaudited)
              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
                 2005 (unaudited) and 2004 (unaudited)
              Notes to Condensed Consolidated Financial Statements
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............8
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................10
   ITEM 4.   CONTROLS AND PROCEDURES.............................................................................11

PART II. OTHER INFORMATION.......................................................................................11

   ITEM 1.   LEGAL PROCEEDINGS...................................................................................11
   ITEM 6.   EXHIBITS............................................................................................12

SIGNATURES.......................................................................................................13


ITEM 1. FINANCIAL STATEMENTS

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     September 30,
                                                                                         2005           December 31,
                                                                                      (unaudited)           2004
                                                                                     --------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $   9,132        $   8,989
  Prepaid expenses                                                                           351              331
  Other current assets                                                                                      2,000
                                                                                       ---------        ---------

     Total current assets                                                                  9,483           11,320

Other assets, long-term prepaid expenses                                                   1,078            1,328
                                                                                       ---------        ---------

     Total assets                                                                      $  10,561        $  12,648
                                                                                       =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses and other current liabilities                                       $     136        $     196
  Other current liabilities                                                                                 2,000
                                                                                       ---------        ---------

     Total current liabilities                                                               136            2,196
                                                                                       ---------        ---------
Stockholders' equity:
  Common stock, $0.001 par value; 90,000,000 shares authorized; 29,526,385 and
    29,426,385 shares issued at September 30, 2005
    December 31, 2004, respectively                                                           30               30
  Additional paid-in capital                                                             151,636          151,636
  Treasury stock (at cost); 6,116,429 and 2,458,441 at September 30, 2005 and
    December 31, 2004, respectively                                                       (4,439)          (3,040)
  Accumulated deficit                                                                   (137,062)        (138,487)
  Accumulated other comprehensive income, net                                                260              313
                                                                                       ---------        ---------

     Total stockholders' equity                                                           10,425           10,452
                                                                                       ---------        ---------

     Total liabilities and stockholders' equity                                        $  10,561        $  12,648
                                                                                       =========        =========

     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                    ------------------------        ------------------------
                                                                      2005            2004            2005            2004
                                                                    --------        --------        --------        --------
 Revenues                                                           $      -        $      -        $      -        $      -

 Operating expenses, general and administrative                          236             473             840           1,728
                                                                    --------        --------        --------        --------

 Loss from operations                                                   (236)           (473)           (840)         (1,728)
                                                                    --------        --------        --------        --------

 Other income (expense)
 Gain on sale of assets                                                2,000                           2,000
 Other                                                                   128             114             265             214
                                                                    --------        --------        --------        --------

                                                                       2,128             114           2,265             214
                                                                    --------        --------        --------        --------

 Net income (loss)                                                  $  1,892        $   (359)       $  1,425        $ (1,514)
                                                                    ========        ========        ========        ========

 Net income (loss) per share:
   Basic                                                            $   0.08        ($  0.01)       $   0.06        ($  0.06)
                                                                    ========        ========        ========        ========

   Diluted                                                          $   0.08        ($  0.01)       $   0.06        ($  0.06)
                                                                    ========        ========        ========        ========

Weighted average number of common
 shares outstanding:
   Basic                                                              23,410          27,029          25,765          27,043
                                                                    ========        ========        ========        ========

   Diluted                                                            23,554          27,029          25,787          27,043
                                                                    ========        ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                      2005                2004
                                                                    -------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $ 1,425             $(1,514)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities
Gain on sale of assets                                               (2,000)
Depreciation                                                                                109
Reserve for uncollectible accounts                                                          144
Changes in operating assets and liabilities
  Accounts receivable                                                                       207
  Prepaid expenses and other current assets                             (20)                791
  Long-term prepaid expenses                                            250                 255
  Accounts payable                                                                          (81)
  Accrued expenses                                                      (60)               (914)
  Accruals of unutilized office space                                                    (1,200)
                                                                    -------             -------

Net cash used in operating activities                                  (405)             (2,203)
                                                                    -------             -------

Cash flows from investing activities
Proceeds from sale of assets                                          2,000
Decrease in restricted cash                                                                 473
                                                                    -------             -------
Net cash provided by investing activities                             2,000                 473
                                                                    -------             -------


Cash flows from financing activities
Proceeds from issuance of common stock                                   31
Purchase of treasury stock                                           (1,430)                (22)
                                                                    -------             -------

Net cash used in financing activities                                (1,399)                (22)
                                                                    -------             -------

EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                  (53)                  9
                                                                    -------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    143              (2,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        8,989               5,697
                                                                    -------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 9,132             $ 3,481
                                                                    =======             =======


     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

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

On June 30, 2005, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lloyd Miller, III, a former director of the Company, on behalf of himself and on behalf of certain affiliated entities, whereby the Company purchased from Mr. Miller and such affiliated entities an aggregate of 3,657,988 shares of common stock, par value $0.001 per share, of the Company at an aggregate purchase price of $ 1,152,266. Pursuant to the Stock Purchase Agreement, Mr. Miller is also entitled to receive 13.6% of the net proceeds distributed to the Company pursuant to the escrow agreement dated as of September 4, 2003 by and among the Company, eBay and Zions First National Bank, as additional consideration for his shares of common stock (the "Escrow Agreement").

On September 6, 2005, the Company received a payment of $2,045,982 from Zions First National Bank pursuant to the Escrow Agreement. The payment represented the $2 million held in escrow under the terms and conditions of the Asset Purchase Agreement we entered into with eBay together with $45,982 of accrued interest. In accordance with the Stock Purchase Agreement entered into with former director Lloyd Miller, III and certain affilitated entities, the Company paid to Mr. Miller and certain affiliated entities a total of $278,253 from the proceeds of the Escrow Agreement, which was recorded as additional consideration for the stock purchase.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Dynabazaar for the nine months ended September 30, 2005 are unaudited and have been prepared on a basis substantially consistent with our audited condensed consolidated financial statements for the year ended December 31, 2004. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited condensed consolidated financial statements for the year ended December 31, 2004, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC"). The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended September 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of our wholly-owned (inactive) subsidiaries. Significant intercompany transactions and balances have been eliminated.

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30                  September 30
                                                                ---------------------       -----------------------
                                                                  2005         2004          2005           2004
                                                                -------      --------       -------       ---------
Net income (loss) - as reported                                 $ 1,892      $   (359)      $ 1,425       $  (1,514)
Less stock-based compensation expense determined under
  fair value based method, net of tax effects                                      (2)          (10)            (54)
                                                                -------      --------       -------       ---------

Net income (loss) - proforma                                    $ 1,892      $   (361)      $ 1,415       $  (1,568)
                                                                =======      ========       =======       =========

Basic and diluted net income (loss) per share - as reported     $  0.08      $  (0.01)      $  0.06       $   (0.06)
Basic and diluted net income (loss) per share - pro forma       $  0.08      $  (0.01)      $  0.06       $   (0.06)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment (Revised)." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchanges for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard, which will take effect for the Company during the first quarter of 2006, will not have a material impact on operating results of the Company.

NOTE 2 - COMPREHENSIVE INCOME (LOSS):

For the three and nine months ended September 30, 2005 and 2004, total comprehensive income (loss) was as follows (in thousands):

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                   ----------------------        ----------------------
                                                                    2005           2004           2005           2004
                                                                   -------        -------        -------        -------
Comprehensive income (loss):
Net income (loss)                                                  $ 1,892        $  (359)       $ 1,425        $(1,514)
Foreign currency translation adjustments                                (4)            (1)           (53)             9
Unrealized gain (loss) on marketable securities                                         9                           (30)
                                                                   -------        -------        -------        -------

Comprehensive income (loss)                                        $ 1,888        $  (351)       $ 1,372        $(1,535)
                                                                   =======        =======        =======        =======

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - NET INCOME (LOSS) PER SHARE:

The difference between the number of shares used to compute basic income (loss) per share and diluted income (loss) per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three and nine months ended September 30, 2005, the additional shares amounted to 143,746 and 21,706, respectively. For the three and nine months ended September 30, 2004, basic and diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

NOTE 4 - CONTINGENCIES AND LEGAL PROCEEDINGS:

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The Court has granted preliminary approval of the settlement. A notice to all class members seeking approval of the settlement is expected to be sent to them by November 30, 2005. The settlement remains contingent on a number of significant conditions and contingencies, including final approval of the settlement by the plaintiff class and the Court.

NOTE 5 - INCOME TAXES:

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

On June 30, 2005, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lloyd Miller, III, a former director of the Company, on behalf of himself and on behalf of certain affiliated entities, whereby the Company purchased from Mr. Miller and such affiliated entities an aggregate of 3,657,988 shares of common stock, par value $0.001 per share, of the Company at an aggregate purchase price of $ 1,152,266. Pursuant to the Stock Purchase Agreement, Mr. Miller is also entitled to receive 13.6% of the net proceeds distributed to the Company pursuant to the escrow agreement dated as of September 4, 2003 by and among the Company, eBay. and Zions First National Bank, as additional consideration for his shares of common stock (the "Escrow Agreement").

On September 6, 2005, the Company received a payment of $2,045,982 from Zions First National Bank pursuant to the Escrow Agreement. The payment represented the $2 million held in escrow under the terms and conditions of an Asset Purchase Agreement we entered into with eBay together with $45,982 of accrued interest. In accordance with the Stock Purchase Agreement entered into with former director Lloyd Miller, III and certain affilitated entities, the Company paid to Mr. Miller a total of $278,253 from the proceeds of the escrow agreement, and was recorded as additional consideration for the stock purchase.

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (the "SEC") requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts and deferred tax assets. No changes to these critical polices have taken place during the quarter ended September 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (IN THOUSANDS)

For the three months ended September 30, 2005 and September 30, 2004, our net income (loss) was $1,892 and $(359), respectively.

Revenue

For the three months ended September 30, 2005 and September 30, 2004, total revenue was $0 due to the cessation of business activity.

Operating Expenses

For the three months ended September 30, 2005, general and administrative expenses were $236 compared to $473 for the three months ended September 30, 2004, a decrease of 50%. The decrease was due primarily to the reduction in facilities expense, employee compensation expense, employee benefits expense and depreciation expense.

Other Income (Expense)

For the three months ended September 30, 2005 and September 30, 2004, other income (expense) was $2,128 and $114, respectively, an increase of 1,767%. The increase is due primarily to the receipt of approximately $2,000 in proceeds pursuant to the Escrow Agreement.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (IN THOUSANDS)

For the nine months ended September 30, 2005 and September 30, 2004, our net income (loss) was $1,425 and $(1,514) respectively.

Revenue

For the nine months ended September 30, 2005 and September 30, 2004, total revenue was $0 due to the cessation of business activity.

Operating Expenses

For the nine months ended September 30, 2005, general and administrative expenses were $840 compared to $1,728 for the nine months ended September 30, 2004, a decrease of 51%. The decrease was due primarily to the reduction in facilities expense, employee compensation expense, employee benefits expense and depreciation expense.

Other Income (Expense)

For the nine months ended September 30, 2005 and September 30, 2004, other income (expense) was $2,265 and $214 respectively, an increase of over 958%. The increase is due primarily to the receipt of approximately $2,000 in proceeds pursuant to the Escrow Agreement.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

At September 30, 2005, cash and cash equivalents totaled $9,132.

Cash used in operating activities was $405 for the nine months ended September 30, 2005, compared to cash used of $2,203 for the nine months ended September 30, 2004. Cash used in operating activities for the period ended September 30, 2005 primarily reflects the Company's net income of $1,425, the recognition of a $2,000 gain on the sale of assets in connection with the Escrow Agreement, a decrease in prepaid expenses and other current assets of $230 offset by a decrease in accrued expenses of $60. Net cash used in operating activities for the period ended September 30, 2004, primarily reflects the Company's net loss of $1,514 and the payment for the termination of the lease on the Company's Woburn, Massachusetts headquarters.

Cash provided by investing activities for the nine months ended September 30, 2005 was $2,000 compared to cash provided for investing activities for the nine months ended September 30, 2004 of $473. Cash provided by investing activities for the period ended September 30, 2005 was from the receipt of $2,000 in connection with the eBay escrow agreement. Cash provided by investing activities for the period ended September 30, 2004 was primarily from the release of restricted cash held as a security deposit relating to the lease on the Company's headquarters in Woburn, Massachusetts.

Cash used in financing activities for the nine months ended September 30, 2005 and September 30, 2004 was $1,399 and $22, respectively. Cash used in financing activities for the period ending September 30, 2005 was primarily due to the purchase of treasury stock from a former director of the Company for $1,430.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13d-15(e) or Rule 15d-15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13d-15(f) or Rule 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our system evolve with our business.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


We are a defendant in certain purported class action lawsuits field by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens, Inc. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering, which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claimsand will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The Court has granted preliminary approval of the settlement. A notice to all class members seeking approval of the settlement is expected to be sent to them by November 30, 2005. The settlement remains contingent on a number of significant conditions and contingencies, including final approval of the settlement by the plaintiff class and the Court.

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

                                         DYNABAZAAR, INC.

Date: November 14, 2005                  By: /s/ William J. Fox
                                             ---------------------------------
                                         William J. Fox
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date: November 14, 2005                  By: /s/ Melvyn Brunt
                                             ---------------------------------
                                         Melvyn Brunt
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)