Form 10-K
period 2005-12-31
DYNABAZAAR INC
filed 2006-03-30
CIK 1053676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 000-29423

                                   ----------

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

Securities registered pursuant to                 COMMON STOCK, $0.001 PAR VALUE
Section 12(g) of the Act:                             (Title of each class)

                                   ----------

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act. Yes [ ] No [X]

Note-checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of March 21, 2006, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $8,427,652 based on the closing sales price of the registrant's common stock as reported on the Over-the-Counter Bulletin Board as of such date.

     The number of shares outstanding of the registrant's common stock as of March 30, 2006 was 23,410,144.

================================================================================

                                DYNABAZAAR, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I
Item 1.      Business                                                                                1
Item 1A.     Risk Factors                                                                            2
Item 1B.     Unresolved Staff Comments                                                               4
Item 2.      Properties                                                                              4
Item 3.      Legal Proceedings                                                                       5
Item 4.      Submission of Matters to a Vote of Security Holders                                     5
PART II
Item 5.      Market for Registrant's Common Stock, Related Stockholder Matters and Issuer
             Purchases of Equity Securities                                                          6
Item 6.      Selected Financial Data                                                                 6
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                              7
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                             11
Item 8.      Financial Statements and Supplementary Data                                            12
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                             12
Item 9A.     Controls and Procedures                                                                12
Item 9B.     Other Information                                                                      12
PART III
Item 10.     Directors and Executive Officers of the Registrant                                     13
Item 11.     Executive Compensation                                                                 15
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholders Matters                                                                   19
Item 13.     Certain Relationships and Related Transactions                                         22
Item 14.     Principal Accountant Fees and Services                                                 22
PART IV
Item 15.     Exhibits and Financial Statement Schedules                                             23
SIGNATURES

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussions and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expert", "intend", "may", "plan", "estimate", "project", "should", "will be" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in "Risk Factors" in Item 1A of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

We are currently reviewing alternatives for the use of our remaining assets, which may include pursuing a plan of complete liquidation and dissolution, possibly including the sale of our remaining assets. Alternatively, we may decide to pursue selling our remaining assets outside of a liquidation and dissolution, to make additional distributions of cash to our stockholders and/or to explore other business opportunities unrelated to our historical business, including the possible acquisition of other businesses or the possible merger with another Company. At this time, our Board of Directors has not made any decision to pursue any one of these options and has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

In connection with the Company's cessation of its online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and our former President and Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. Pursuant to an administrative services agreement we entered into with Barington in December 2003 (which ran through December 31, 2004), we paid Barington a monthly fee of $8,000 for performing certain administrative services on behalf of the Company. In connection with the agreement, we also granted to James Mitarotonda an option to purchase 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date. The Company entered into an amended administrative services agreement with Barington dated as of December 17, 2004. Under the amended agreement, which runs through December 31, 2006, Barington is to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on behalf of the Company. However, as of March 1, 2006, the Company and Barington agreed to reduce the monthly fee to $7,500. In addition, Barington is to be paid a fee of

$175 an hour for any legal services provided by Barington on behalf of the Company at the Company's request. The Company has also agreed that in the event that Barington identifies for the Company, at its request, a business transaction such as a merger, acquisition or joint venture, and/or provides the Company with financial consulting or merger and acquisition services in connection with such business transaction, the Company will pay Barington a fee to be agreed upon between Barington and the Board of Directors of the Company. In connection with the amended agreement, the Company granted options to certain designees of Barington to purchase, in the aggregate, 320,000 shares of the Company's common stock at an exercise price of $0.31 per share, the fair market value of the Company's common stock on the grant date.

On January 31, 2005, the Board of Directors appointed Karen Schneider to serve as a Class II director. On March 23, 2006, Karen Schneider resigned from the Board of Directors in order to devote additional time to her position as a senior executive of Pringles of Scotland, a fashion manufacturing company located in the United Kingdom.

On June 30, 2005, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lloyd Miller, III, a former director of the Company, on behalf of himself and on behalf of certain affiliated entities, whereby the Company purchased from Mr. Miller and such affiliated entities an aggregate of 3,657,988 shares of common stock, par value $0.001 per share, of the Company at an aggregate purchase price of approximately $1.2 million. Pursuant to the Stock Purchase Agreement, Mr. Miller was also paid 13.6% of the net proceeds distributed to the Company pursuant to the escrow agreement dated as of September 4, 2003 by and among the Company, eBay and Zions First National Bank, as additional consideration for his shares of common stock (the "Escrow Agreement").

On September 6, 2005, the Company received a payment of $2,045,982 from Zions First National Bank Pursuant to the Escrow Agreement. The payment represented the $2 million held in escrow under the terms and conditions of the Asset Purchase Agreement we entered into with eBay together with $45,982 of accrued interest. In accordance with the Stock Purchase Agreement entered into with former director Lloyd Miller, III and certain affiliated entities, the Company paid to Mr. Miller and certain affiliated entities approximately $278,000 from the proceeds of the Escrow Agreement, which was recorded as additional consideration for the stock purchase.

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expert", "intend", "may", "plan", "estimate", "project", "should", "will be" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affect by known and unknown risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in "Risk Factors" in Item 1A of this Annual Report. Should one or more of these risks discussed in "Risk Factors" in Item 1A of this Annual Report. Should one or more these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

WE MAY NOT BE ABLE TO IDENTIFY OR FULLY CAPITALIZE ON ANY APPROPRIATE BUSINESS OPPORTUNITIES

We are considering various options for the use of our remaining assets, which may include business combinations, or a merger with, or investments in other operating companies, or entering into a completely new line of business. Nevertheless, we have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:
(1) competition from other potential acquirers and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do; (2) in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and
(3) the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., DB Alex. Brown (as successor-in-interest to Deutsche Bank Securities, Inc.), Robertson Stephens, Inc. (formerly known as FleetBoston Robertson Stephens, Inc.), Banc of America Securities, LLC, Goldman Sachs & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets, Inc. (as successor-in-interest to Salomon Smith Barney, Inc.), and J.P. Morgan Securities, Inc. (as successor-in-interest to Hambrecht & Quist, LLC). The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Dynabazaar and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Dynabazaar and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades on the Nasdaq OTC Bulletin Board under the symbol "FAIM.OB." Our common stock was quoted on the Nasdaq National Market, but was delisted on June 24, 2004. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ OTC Bulletin Board.

                                                         HIGH         LOW
                                                        -------     -------
     YEAR ENDED DECEMBER 31, 2005:
     First Quarter ................................     $  0.35     $  0.30
     Second Quarter ...............................     $  0.34     $  0.30
     Third Quarter ................................     $  0.41     $  0.31
     Fourth Quarter ...............................     $  0.39     $  0.36

                                                         HIGH         LOW
                                                        -------     -------
     YEAR ENDED DECEMBER 31, 2004:
     First Quarter ................................     $  0.44     $  0.32
     Second Quarter ...............................     $  0.39     $  0.30
     Third Quarter ................................     $  0.31     $  0.26
     Fourth Quarter ...............................     $  0.35     $  0.27

As of March 30, 2006, there were approximately 171 holders of record of our common stock.

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

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the Securities and Exchange Commission on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that, as of December 31, 2005, approximately $35.3 million has been used for working capital purposes, including approximately $5.1 million used for the purchase of equipment, $4.0 million to repurchase 3.1 million shares of our common stock from our founder, $35 million for the cash distribution paid in November 2003 and $3.5 million for the September 2003 Series B repurchase and liquidation preference. At December 31, 2005, substantially all of the remaining net proceeds (approximately $9 million) were held in investments in interest-bearing accounts.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our audited consolidated financial statements.

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   2005       2004       2003       2002       2001
                                                                 --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue ......................................................   $     --    $     --    $  6,673    $  5,747    $  8,571
Total operating expenses .....................................      1,119       2,227      12,752      29,075      51,688
Loss from operations .........................................     (1,119)     (2,227)     (6,079)    (23,328)    (43,117)
Net income (loss) ............................................      1,256      (1,962)     (4,599)    (21,977)    (40,183)
Basic and diluted net income (loss) per share ................   $   0.05    $  (0.07)   $  (0.18)   $  (0.79)   $  (1.39)
Shares used to compute basic net income (loss) per share .....     25,165      27,024      26,796      28,080      28,870
Shares used to compute diluted net income (loss) per share ...     25,259      27,024      26,796      28,080      28,870

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   2005       2004       2003       2002       2001
                                                                 --------   --------   --------   --------   --------
                                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities .............   $  9,125    $  8,989    $ 10,697    $ 54,734    $ 63,372
Working capital ..............................................      9,260       9,124       5,547      39,572      40,411
Total assets .................................................     10,462      12,648      16,630      59,267      71,450
Total stockholders' equity ...................................     10,256      10,452      12,314      52,909      68,857

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussions and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expert", "intend", "may", "plan", "estimate", "project", "should", "will be" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in "Risk Factors" in Item 1A of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

The following discussion of our financial condition and results of operations should be read in conjunction with the description of our business and our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and the notes to those statements included elsewhere in this Report.

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

Deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and tax planning strategies in assessing the need for the valuation allowance, if management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would affect the provision for income taxes in the period such determination was made.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of modified award over the fair value of the original award immediately before the modifications. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will not have a material impact on operating results of the Company.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. Finally, this Statement requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

For the year ended December 31, 2005 we had net income of approximately $1.3 million. For the years ended December 31, 2004 and 2003 our net loss was approximately $2.0 million and $4.7 million, respectively. Our net income for 2005 is attributable to the receipt of approximately $2.0 million, plus interest, held in escrow in accordance with the Asset Purchase Agreement entered into with eBay, and interest income of approximately $400,000 offset by expenses of approximately $1.1 million.

REVENUE

Total revenue was $0 for 2005 and 2004 and $6,673 in 2003. The decrease in revenues is due to the cessation of the Company's online auction business.

OPERATING EXPENSES

COST OF REVENUE

Cost of revenue was $0 in 2005 and 2004 and $2.1 million in 2003. Cost of revenue consisted of costs for direct customer support and support to end-users of our customers' sites, depreciation of network equipment, fees paid to network providers for bandwidth and monthly fees paid to third-party network providers. The decrease in 2004 was due to the cessation of the Company's online auction business.

Gross profit was 0.0%, 0.0% and 68.8% of total revenue for 2005, 2004, and 2003, respectively. This decrease in gross profit from 2003 was attributable to the decrease in revenue discussed above.

SALES AND MARKETING

Sales and marketing expenses were $0 for each of 2005 and 2004, and $2.0 million for 2003. The decrease in 2005 and 2004 is attributable to the cessation of the Company's online auction business.

DEVELOPMENT AND ENGINEERING

Development and engineering expenses were $0 in 2005 and 2004 and $1.1 million for 2003. The decrease for 2004 is attributable to the cessation of the Company's online auction business.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.1 million in 2005 and $2.2 million in 2004, a reduction of 50%. Expenses in 2005 were primarily related to the payment of liability insurance premiums of approximately $383,000, board of director fees of approximately $134,000 and fees to Barington of approximately $180,000. Expenses in 2004 were primarily related to the payment of liability insurance premiums for the prior Board of $336,000 and the current Board of $90,000 and costs associated with the settlement of leases in the United States and the United Kingdom. General and administrative expenses in 2003 were $7.3 million. Contributing to the expenses in 2003 was the payment, in December of that year, of $830,000 termination pay to all our remaining employees, together with a patent litigation settlement of $210,000 and an increase in the premium for directors and officers' liability insurance.

UNUTILIZED OFFICE SPACE CHARGE

In the fourth quarter of 2003, we recorded charges of $160,000 for unutilized office space at our previous headquarters in Woburn, Massachusetts. This charge included rent and other related costs for a significant portion of our leased space which has been vacated for the remaining lease term and the write-down of related leasehold improvements and furniture and fixtures. In 2004, we terminated our lease for this property.

GAIN ON SALE OF ASSETS

On June 20, 2003, the Company entered into an Asset Purchase Agreement with eBay to sell substantially all of the Company's technology and business assets to eBay for $4.5 million in cash. On September 4, 2003, the Company closed on the sale of assets to eBay.

In connection with the transaction the parties entered into the Escrow Agreement which provided that $2 million of the consideration be held in escrow for a two-year period in order to secure the Company's indemnification obligations. The Company estimated its potential liability under the indemnification to be $2 million in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and recorded such liability as a reduction in the gain on the sale of assets.

The Company recorded a gain on the sale of assets of $1,183,000 based on the proceeds less direct costs of $1,338,000 and the indemnification liability noted above, which is recorded in the results of operations for the year ended December 31, 2003.

On September 6, 2005, the Company received a payment of $2,045,982 from Zions First National Bank Pursuant to the Escrow Agreement. The payment represented the $2 million held in escrow under the terms and conditions of the Asset Purchase Agreement we entered into with eBay together with $45,982 of accrued interest. In accordance with the Stock Purchase Agreement entered into with former director Lloyd Miller, III and certain affiliated entities, the Company paid to Mr. Miller and certain affiliated entities a total of approximately $278,000 from the proceeds of the Escrow Agreement, which was recorded as additional consideration for the stock purchase.

INTEREST INCOME, NET

Interest income was $375,000, $265,000 and $297,000 in 2005, 2004, and 2003
respectively. The increase of interest income for 2004 to 2005 is a result of increasing interest rates. The decrease in interest income for 2004 and 2003 was due principally to lower average cash, cash equivalents and marketable securities balances during these periods as a result of cash used in operating activities and to a lesser extent a decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering in March 2000, we financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million as of December 31, 1999. In March 2000, we sold 5,750,000 shares of common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. At December 31, 2005, cash and cash equivalents totaled $9.1million.

Net cash used in operating activities was $412,000 for 2005, $2.3 million for 2004, and $7.1 million for 2003.

Net cash used in operating activities of $412,000 in 2005 reflects a net profit of $1.3 million, offset by a gain on the sale of assets of $2.0 million plus an increase in other assets of $332,000.

Net cash used in operating activities in 2004 reflect a net loss of $2.0 million reduced by an increase in other assets of $903,000. Net cash used in operating activities reflect increases from unutilized lease costs of $1.2 million, $838,000 from the accrued expenses and other miscellaneous increase.

In 2005, cash provided by investing activities was $2.0 million which is attributable to the gain on the sale of assets.

In 2004, cash provided by investing activities decreased to $5.5 million from $18.1 million in 2003. This decrease was primarily due to the sale of marketable securities compared to the 2003 activity. During 2003, net cash provided by investing activities was primarily due from the sale of marketable securities.

In 2005, net cash used in financing activities was $1.4 million primarily for the purchase of treasury stock from Lloyd Miller.

In 2004, net cash used in financing activities was $22,000, primarily from the purchase of treasury stock. Net cash used in financing activities was $38.3 million in 2003 primarily from a cash distribution paid to shareholders of record on October 20, 2003.

We expect to fund our operating expenses for 2006 from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies, though currently we have no commitments for capital expenditures or strategic investments. We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and operating expenditure requirements for the near future. Further, we do not have an operating business and consequently, we are currently exploring various options for the use of our remaining assets, including pursuit of a business strategy unrelated to our historical business. Acquisition and/or operation of any future business strategy may require us to obtain additional financing and/or capital. In the interim, we believe our cash needs will primarily relate to costs associated with operating as a public company, such as legal and accounting costs. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

     None.

FOREIGN CURRENCY RISK

     None.

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

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The number of directors comprising our board of directors (the "Board") is currently fixed at four. Each Board member holds office for a term of three years or until his or her respective successor has been duly elected and qualified. Our Board is divided into three classes, consisting of two Class I directors (William J. Fox and Raymond Steele); one Class II director (Rory J. Cowan); and one Class III director (James A Mitarotonda).

Set forth below is certain information regarding the directors of Dynabazaar, Inc.

                                       Position with the
Name                            Age    Company                    Director Since
---------------------------   ------   ------------------------   --------------
William J. Fox.............     49     President, Chief                2004
                                       Executive Officer and
                                       Director
Rory J. Cowan..............     53     Chairman of the Board of        2001
                                       Directors(1)(2)(3)
James A. Mitarotonda.......     51     Director                        2003
Raymond Steele.............     71     Director(1)(2)(3)               2004

     (1)  Member of Audit Committee
     (2)  Member of Nominating and Corporate Governance Committee
     (3)  Member of Compensation Committee

Mr. Fox has served as one of our directors and as our President and Chief Executive Officer since December 2004. Mr. Fox was Chairman, President and Chief Executive Officer of AKI Inc. and President and CEO of AKI Holdings, Inc. (collectively, "AKI"), an international specialty marketing services business, from February 1999 until October 2004. From September 1991 until January 1999, Mr. Fox was an executive of Revlon Inc. (NYSE:REV) and of Revlon Consumer Products Corporation ("RCPC"), holding various positions, including Senior Executive Vice President of Revlon, Inc., President of Strategic and Corporate Development, Revlon Worldwide, Chief Executive Officer of Revlon Technologies, and, until December 1997, was Chief Financial Officer of Revlon, Inc. Mr. Fox was concurrently a Senior Vice President of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). Mr. Fox was a director of Revlon Inc. and RCPC from 1994 until April 1999. At various times, beginning in April 1983, Mr. Fox was also an executive officer of several affiliates of MacAndrews and Revlon, including Technicolor Inc., The Coleman Company, New World Entertainment and Revlon Group Incorporated. Mr. Fox served as a director and non-executive Co-Chairman of Loehmann's Holdings Inc. from October 2000 until October 2004. Mr. Fox has served as a director of L Q Corporation, Inc. (OTC BB:LQCI.OB), a provider of professional security, compliance, advisory and investigatory services, since December 2003 and has served as its President and Chief Executive Officer since October 2004. Mr. Fox also serves as Vice Chairman of Barington Capital Group, L.P. and certain of its affiliates and as a director of Nephros, Inc. (AMEX:NEP).

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

Mr. Mitarotonda has served as one of our directors since September 2003 and as our President and Chief Executive Officer from January 2004 to December 17, 2004. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm that he co-founded in November 1991. Mr. Mitarotonda is also Chairman of the Board, President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization value fund. In addition, he is the Chairman of the Board, President and Chief Executive Officer of Barington Companies Advisors, LLC, the investment advisor of Barington Companies Offshore Fund, Ltd., a small capitalization value fund. Mr. Mitarotonda is also a director of L Q Corporation, Inc. (OTCBB:LQCI.OB) and
A. Schulman, Inc. (NASDAQ:SHLM). He also has served as L Q Corporation, Inc.'s Co-Chief Executive Officer and Co-Chairman from April 2003 to May 2004, its sole Chief Executive Officer from May 2004 to October 2004 and as its sole Chairman since May 2004. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates.

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

Executive Officers

Melvyn Brunt has served as our Chief Financial Officer since January 1, 2004. William J. Fox has served as our President and Chief Executive Officer since December 17, 2004.

As of March 21, 2006, the following persons were serving as our executive officers:

                                       Position with the          Held Office
Name                            Age    Company                    Since
---------------------------   ------   ------------------------   --------------
William J. Fox.............     49     President, Chief                2004
                                       Executive Officer
                                       and Director

Melvyn Brunt...............     62     Chief Financial Officer         2004
                                       and Secretary

Mr. Fox's biographical information is detailed under "Item 10-Directors and Executive Officers of the Registrant-Directors" above.

Mr. Brunt has served as our Chief Financial Officer and Secretary since January 2004. He has also served as Chief Financial Officer of Barington Capital Group, L.P. since January 2002 and as Chief Financial Officer and Secretary to L Q Corporation, Inc. (OTCBB:LQCI.OB) since April 2003. In addition, from January 2002 to May 2004, he served as Chief Financial Officer and Secretary to MM Companies, Inc., now known as George Foreman Enterprises, Inc. (OTCBB:GFME.OB). From 1985 to 2001, Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co., an international freight forwarding company with offices throughout the United States. From 1996 to 2001, Mr. Brunt was President of Air Mar, Inc., and a Director of TCX International Inc. Both of those companies provided logistics support services to a wide variety of importing and exporting companies.

Identification of the Audit Committee

The Company has a separately-designated standing audit committee established in accordance with the Exchange Act. The members of the audit committee are Raymond Steele and Rory Cowan.

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

Based upon a review of the reports furnished to us and representations made to us, we believe that, during the fiscal year ended December 31, 2005, all reports required by Section 16(a) of the Exchange Act to be filed by our officers and directors and 10% beneficial owners were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information as to compensation paid by the Company to our Chief Executive Officers and the other executive officer (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended December 31, 2005, 2004 and 2003.

                                                                           Long Term
                                                                      Compensation Awards
                                                                   -------------------------
                                      Annual Compensation          Restricted
Name and Principal              --------------------------------      Stock       Number of
Position                         Year     Salary($)    Bonus($)     Awards($)     Options(#)
-----------------------------   ------   ----------   ----------   ----------     ----------
William J. Fox(1)                2005    $   60,000   $       --   $       --             --
President and Chief              2004    $   15,000           --   $  182,325(2)     561,000
Executive Officer                2003            --           --           --             --
                                ------   ----------   ----------   ----------     ----------
James A. Mitarotonda(3)          2005    $       --   $       --           --
President and Chief              2004            --           --           --        618,000(4)
Executive Officer                2003            --           --           --             --
                                ------   ----------   ----------   ----------     ----------
Melvyn Brunt(5)                  2005    $       --   $       --   $       --             --
Chief Financial Officer          2004            --           --           --             --
                                ------   ----------   ----------   ----------     ----------

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

     (5) Melvyn Brunt has served as Chief Financial Officer since January 1,
     2004.

Option Grants in Fiscal Year 2005

No stock options or stock appreciation rights were granted to the Named Executive Officers during the 2005 fiscal year.

Aggregate Option Exercises in Fiscal Year 2005 and Year End Option Values

The following table contains information concerning the exercise of stock options during the 2005 fiscal year and the year-end value of unexercised options for the Named Executive Officers. None of the Named Executive Officers exercised any stock options during 2005.

                                                                                          Value of Unexercised In-the
                                                                                          Money Option/SARS at FY-End
                                                         No. of Securities Underlying     (Market price of shares at
                                                         Unexercised Options at FY End    FY-End less exercise price)
                                   Shares                -----------------------------               ($)(1)
                                  Acquired      Value    (#)                             -----------------------------
Name                            on Exercise   Realized    Exercisable    Unexercisable    Exercisable
-----------------------------   -----------   --------   -------------   -------------   -------------
William J. Fox (2)                   0           --            218,167         342,833         0                19,635
James A. Mitarotonda                 0           --            618,000               0         0                     0

     (1) Based on the fair market value of our common stock on December 31, 2005 of $0.36 per share, the closing sales price per share on that date on the Over-the-Counter Bulletin Board.

     (2) Comprised of 561,000 shares underlying options that are in-the-money as of year end.

Director Compensation

In June 2004, our Board approved a plan that entitles our Chairman to cash compensation of $20,000 upon initial election and upon the anniversary of being appointed and our other non-employee directors to cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service. The plan also provides non-employee directors with $1,000 per meeting of the Board attended during their term of service. In addition, the plan provides that attendance at committee meetings will be compensated at the rate of $1,000 per meeting for members and $2,000 per meeting for the chairperson.

Non-employee directors are entitled to fully vested option to purchase 50,000 shares of common stock upon initial election and a fully vested option to purchase 25,000 shares of common stock on each anniversary of becoming a director during their term of service.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of independent, non-employee directors. No interlocking relationships exist among our Board, Compensation Committee or executive officers and the Board, Compensation Committee or executive officers of any other company, nor has an interlocking relationship existed in the past.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
          AMONG DYNABAZAAR, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                      AND THE RDG INTERNET COMPOSITE INDEX

                                 [CHART OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information with respect to beneficial ownership of the common stock as of March 30, 2006 by:

o each person known by us to beneficially own more than 5% of the common stock;

o    individuals serving as our Named Executive Officers;

o    each of our directors and the nominees for director; and

o    all executive officers and directors as a group.

Except as otherwise noted, the address of each person/entity listed in the table is c/o Dynabazaar, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019. The table includes all shares of common stock issuable within 60 days of March 30, 2006 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 23,410,144 shares of common stock outstanding as of March 30, 2006 together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

                               Shares Beneficially
                                      Owned
-----------------------------------------------------------------------------

Name of Beneficial Owner                                Number        Percent
------------------------------                         ---------      -------

Ticketmaster                                           2,225,000(1)      9.50%
3701 Wilshire Boulevard
Los Angeles, CA 90010

Barington Capital Group, L.P.                          2,936,360(2)     12.54%
888 Seventh Avenue, 17th Floor
New York, NY 10019

Don C. Whitaker                                        1,685,101(3)      7.20%
23 Beechwood
Irvine, CA 92604

David T. Lu                                            1,777,957(4)      7.59%
c/o Hedgehog Capital, LLC
1147 E. Putnam Ave #320
Riverside, CT 06878

Jay Gottlieb                                           1,465,359(5)      6.26%
27 Misty Brook Lane
New Fairfield, CT  06812

Melvyn Brunt                                             100,000(6)          *

Rory J. Cowan                                            100,000(7)          *

William J. Fox                                           218,167(8)          *

James Mitarotonda                                      2,047,330(9)      8.75%

Raymond Steele                                            75,000(10)         *

All executive officers and directors as a group
(consisting of 7 persons) (6)-(10)                     2,540,497(11)    10.85%

     (*) Represents less than 1% of the outstanding shares of common stock.

     (1) This information is based on a Schedule 13D filed by Ticketmaster (formerly Ticketmaster Online-CitySearch, Inc.) with the Securities and Exchange Commission on June 25, 2003.

     (2) This information is based solely on a Schedule 13D, as amended, filed by Barington Companies Equity Partners, L.P., Ramius Capital Group, LLC, Ramius Halifax Partners, L.P., MM Companies, Inc., Jewelcor Management, Inc., Barington Capital Group, L.P., Ramius Securities, LLC and Starboard Value & Opportunity Fund with the SEC on May 25, 2004, reporting a combined ownership of 2,785,560 shares of our common stock by these reporting entities, and (i) a Form 4 filed by James Mitarotonda with the SEC on June 9, 2004, reporting the acquisition of 20,800 shares by Barington Capital Group, L.P. on June 7, 2004; (ii) a Form 4 filed by James Mitarotonda with the SEC on August 25, 2005, reporting the acquisition of 105,000 shares by Barington Capital Group, L.P. on August 23, 2005; and (iii) a Form 4 filed by James Mitarotonda with the SEC on March 29, 2006, reporting the acquisition on March 28, 2006 of 25,000 shares of common stock issuable upon the exercise of options.

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

     (5) This information is based on a Schedule 13D filed by Jay Gottlieb with the Securities and Exchange Commission on June 8, 2005. According to such
     Schedule 13D, 1,104,389 of these shares are owned by Mr. Gottlieb, 182,985 are owned by the Rick Gottlieb 2004 Irrevocable Trust and 177,985 are beneficially owned by the Lauren Gottlieb 2004 Irrevocable Trust. The trusts are for the benefit of Mr. Gottlieb's adult children. Mr. Gottlieb, as trustee of both trusts, has sole responsibility to vote and dispose of these shares as well as the shares in his name. Mr. Gottlieb disclaims beneficial ownership of any such shares held by him as trustee for the benefit of his adult children

     (6) Consists of 100,000 shares of common stock issuable upon the exercise of options.

     (7) Consists of 100,000 shares of common stock issuable upon the exercise of options.

     (8) Consist of 218,167 shares of common stock issuable upon exercise of options.

     (9) Includes 1,404,330 shares of common stock beneficial owned by Barington Capital Group, L.P. and Barington Companies Equity Partners, L.P., entities which are directly or indirectly controlled by Mr. Mitarotonda. Mr. Mitarotonda disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 643,000 shares of common stock issuable upon the exercise of options granted to Mr. Mitarotonda.

     (10) Consists of 75,000 shares of common stock issuable upon the exercise of options.

     (11) Includes 1,036,167 shares of common stock issuable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company's 1997 Stock Option Plan (the "1997 Plan"), 1999 Stock Option Plan (the "1999 Plan"), and 2000 Stock Option and Incentive Plan (the "2000 Plan") and the Company's 2000 Employee Stock Purchase Plan (the "ESPP").

                                                                       Number of
                                                                       securities
                                                                       remaining
                                                                       available for
                             Number of                                 future issuance
                             securities            Weighted average    under equity
                             to be issued          exercise price      compensation
                             upon exercise         of outstanding      plan (excluding
                             of outstanding        options,            securities
                             options, warrants     warrants and        referenced in
Plan category                and rights (a)        rights (b)          column (a)) (c)
--------------------------   -----------------     ----------------    -----------------
Equity compensation
plans approved by
security holders(1)                  3,744,939(2)      $    1.23               2,878,025(3)

Equity compensation
plans not approved by
security holders(4)                  1,106,598         $    1.70               1,543,152
                             -----------------     ----------------    -----------------
TOTAL                                4,851,537         $    1.34               4,421,177
                             -----------------     ----------------    -----------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company entered into an amended administrative services agreement with Barington dated as of December 17, 2004. Under the amended agreement, which runs through December 31, 2006, Barington is to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on behalf of the Company. As of March 1, 2006, the Company and Barington agreed to reduce the fee to $7,500 per month. In addition, Barington is to be paid a fee of $175 an hour for any legal services provided by Barington on behalf of the Company at the Company's request. The Company has also agreed that in the event that Barington identifies for the Company at its request a business transaction such as a merger, acquisition or joint venture, and/or provides the Company with financial consulting or merger and acquisition services in connection with such business transaction, the Company will pay Barington a fee to be agreed upon between Barington and the Board of Directors of the Company. In connection with the amended agreement, the Company granted options to certain designees of Barington to purchase, in the aggregate, 320,000 shares of the Company's common stock. The options were granted with an exercise price per share equal to $0.31, the fair market value of the Company's common stock on the grant date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The public accounting firm of Rothstein Kass & Company, P.C. has served as our independent accountant to perform the audit of our financial statements for the fiscal year ended December 31, 2005 and December 31, 2004. The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountants in our fiscal years ended December 31, 2005 and 2004.

                                                         FISCAL     FISCAL
     FEE CATEGORY                                         2005       2004
     ------------------------------------------------   --------   --------
     Audit Fees (1)                                     $ 76,000   $ 65,700
     Audit-Related Fees (2)                                   --         --
     Tax Fees (3)                                       $ 12,000   $ 19,630
     All Other Fees (4)                                       --         --
                                                        --------   --------
     Total All Fees                                     $ 88,000   $ 85,330

(1) Audit Fees. These consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly 10-Q reports and for services normally provided in connection with statutory and regulatory filings.

(2) Audit-Related Fees. These consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under "Audit Fees." These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

(3) Tax Fees. These consist of fees billed for professional services for tax compliance, tax advice and tax planning.

(4) All Other Fees. These consist of other fees not reported in the above categories.

PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT COMMITTEE

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent accountant. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent accountant.

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwritings) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided. Prior approval need not be given with respect to the provision of non-audit services if certain "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) INDEX TO FINANCIAL STATEMENTS

     The following documents are included as part of this Annual Report on Form 10-K.

                                                                                                   PAGE
                                                                                                   ----
Report of Independent Registered  Public Accounting Firm.........................................   F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004.....................................   F-3
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.......   F-4
Consolidated Statements of Convertible Preferred  Stock, Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003...............   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.......   F-6
Notes to Consolidated Financial Statements.......................................................   F-7

(a)(2) Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts...................................................  II-1

(a)(3) Exhibits

     Please see subsection (b) below.

(b)  EXHIBITS

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below. Exhibits indicated with (+) constitute all of the management contracts and compensation plans and arrangements required to be filed as exhibits to the Report on Form 10-K.

EXHIBIT NO.     TITLE
------------    --------------------------------------------------------------------------------------
3.1             Form of Fifth Amended and Restated Certificate of Incorporation of the Company(1)
3.2             Composite Amended and Restated Bylaws of the Company as amended by Amendment to
                Bylaws adopted May 16, 2001(4)
4.1             Form of Specimen Certificate for the Company's Common Stock(4)
4.2             Shareholder Rights Agreement, dated as of May 17, 2001, between the Company and
                EquiServe Trust Company, N.A., as Rights Agent, including form of Right Certificate(2)
10.1            Form of Indemnity Agreement entered into by the Company with each of its directors(1)
10.2            Amended and Restated 1997 Stock Option Plan(1)+
10.3            October 2001 Amendment to Amended and Restated 1997 Stock Option Plan(4)+
10.4            1999 Stock Option Plan(1)+
10.5            2000 Stock Option and Incentive Plan(1)+
10.6            Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12,
                2002(4)+
10.7            Employee Stock Purchase Plan(1)+
10.8            Letter agreement dated June 26, 2001 between the Company and Nanda Krish(3)+
10.9            Amended and Restated Agreement Concerning Termination of Employment, Severance Pay
                and Related Matters dated as of October 11, 2001 between the Company and Mathew
                Ackley(4)+
10.10           Second Amended and Restated Agreement Concerning Termination of Employment, Severance
                Pay and Related Matters dated as of October 11, 2001 between the Company and Janet
                Smith(4)+
10.11           Lease Agreement dated November 9, 1999, between DIV Unicorn, LLC and the Company(1)
10.12           Siteharbor Services Agreement between the Company and NaviSite, Inc. dated as of
                November 1, 2001 together with Amendment to Siteharbor Services Agreement dated as of
                November 1, 2001(4)
10.13           Indemnification Agreement among the Company and Sierra Ventures VII, LP, and Sierra
                Ventures Associates VII, LLC, dated February 25, 1999(1)
10.14           Warrant to Purchase Common Stock between the Company and Lycos, Inc. dated as of May
                12, 1999(1)
10.15           Auction Services Agreement, dated September 15, 1999, by and between the Company and
                Ticketmaster Online-CitySearch(1)
10.16           Agreement Concerning termination of Employment, Severance Pay and related Matters dated as of January 17, 2002 between the
                Company and Nanda Krish(5)+
10.17           Second Amendment to Agreement dated as of March 15, 2002 between the Company and
                NaviSite, Inc.(5)
10.18           Promotions Agreement dated as of April 10, 2002 between the Company and eBay, Inc.(7)
10.19           Third Amendment to Agreement dated as of December 1, 2002 between the Company and
                Navisite, Inc.(8)
10.20           Agreement Concerning Employment and Termination dated as of January 20, 2003 between the Company and David George(8)+
10.21           Services Agreement dated as of November 17, 2004 between the Company and Barington
                Capital Group, L.P.(9)
10.22           Amendment to Administrative Services Agreement dated as of March 23, 2006 between the
                Company and Barington Capital Group, L.P.*
23.1            Consent of Rothstein, Kass & Company, P.C.*
31.1            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------
*    Filed with this Report.

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

(8) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

(9) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005.

Exhibits

(c) Financial Statement Schedules

Please see page II-1 of this Annual Report on form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

                                       DYNABAZAAR, INC.

                                       By: /s/ William J. Fox
                                           -------------------------------------
                                           William J. Fox
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    SIGNATURE                TITLE                                             DATE
------------------           -----------------------------------------------   --------------
/s/ William J. Fox           President, Chief Executive Officer and Director   March 30, 2006
------------------           (Principal Executive Officer)
William J. Fox

/s/ Melvyn Brunt             Chief Financial Officer and Treasurer (Principal  March 30, 2006
----------------             Financial and Accounting Officer)
Melvyn Brunt

/s/ Rory J. Cowan            Director and Chairman of the Board                March 30, 2006
-----------------
Rory J. Cowan

/s/ James A. Mitarotonda     Director                                          March 30, 2006
------------------------
James A. Mitarotonda

/s/ Raymond Steele           Director                                          March 30, 2006
------------------
Raymond Steele

                                DYNABAZAAR, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
Report of  Independent Registered Public Accounting Firm.........................................   F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004.....................................   F-3
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003          F-4
Consolidated Statements of Convertible Preferred  Stock, Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003...............   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.......   F-6
Notes to Consolidated Financial Statements.......................................................   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dynabazaar, Inc.

We have audited the accompanying consolidated balance sheets of Dynabazaar, Inc. & Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, convertible preferred stock, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

Roseland, New Jersey
March 9, 2006

                                DYNABAZAAR, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                            2005         2004
                                                                         ----------   ----------
                                ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $    9,125   $    8,989
  Prepaid expenses ...................................................          341          331
  Other current assets (see Note 4) ..................................                     2,000
                                                                         ----------   ----------
    Total current assets .............................................        9,466       11,320
Long-term prepaid expenses ...........................................          996        1,328
                                                                         ----------   ----------
    Total assets .....................................................   $   10,462   $   12,648
                                                                         ==========   ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses ...................................................   $      206   $      196
  Other current liabilities (see Note 4) .............................                     2,000
                                                                         ----------   ----------
    Total current liabilities ........................................          206        2,196
                                                                         ----------   ----------
Commitments and contingent liabilities

Stockholders' equity
  Common stock, $0.001 par value; 90,000,000 shares authorized,
   29,526,385 and 29,426,385 shares issued at December 31, 2005
    and 2004, respectively ...........................................           30           30
  Additional paid-in capital .........................................      151,667      151,636
  Accumulated other comprehensive income, net ........................          260          313
  Accumulated deficit ................................................     (137,231)    (138,487)
                                                                         ----------   ----------
                                                                             14,726       13,492
  Less: Common stock held in treasury, at cost; 6,116,241 and
   2,458,441 shares at December 31, 2005 and 2004, respectively ......       (4,470)      (3,040)
                                                                         ----------   ----------
    Total stockholders' equity .......................................       10,256       10,452
                                                                         ----------   ----------
    Total liabilities and stockholders' equity .......................   $   10,462   $   12,648
                                                                         ==========   ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                                DYNABAZAAR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                            2005         2004         2003
                                                                         ----------   ----------   ----------
Revenue ..............................................................   $        -   $        -   $    6,673
                                                                         ----------   ----------   ----------
Operating expenses:
  Cost of revenue, exclusive of $0, $0 and, $11, in 2005, 2004, and
   2003, respectively, reported below as equity-related charges ......                                  2,085
  Sales and marketing, exclusive of $0, $0 and, $41, in 2005, 2004,
   and 2003, respectively, reported below as equity-related charges ..                                  1,978
  Development and engineering, exclusive of $0, $0 and, $32, in 2005, 2004 and 2003 respectively, reported below as
   equity-related charges ............................................                                  1,118
  General and administrative, exclusive of $0, $0 and, $23,
   in 2005, 2004 and 2003  respectively, reported below as
   equity-related charges ............................................        1,119        2,227        7,304
  Unutilized office space charge .....................................                                    160
  Equity-related charges .............................................                                    107
                                                                         ----------   ----------   ----------
Total operating expenses .............................................        1,119        2,227       12,752
                                                                         ----------   ----------   ----------
Loss from operations .................................................       (1,119)      (2,227)      (6,079)
                                                                         ----------   ----------   ----------
Other income
  Interest income (See Note 4) .......................................          375          265          297
  Gain on sale of assets (See Note 4) ................................        2,000                     1,183
                                                                         ----------   ----------   ----------
                                                                              2,375          265        1,480
                                                                         ----------   ----------   ----------
Net income (loss) ....................................................        1,256       (1,962)      (4,599)
Dividends and accretion on redeemable convertible preferred stock ....                                    123
                                                                         ----------   ----------   ----------
Net income (loss) attributable to common shareholders ................   $    1,256   $   (1,962)  $   (4,722)
                                                                         ==========   ==========   ==========
Net income (loss) per common share
  Basic ..............................................................   $     0.05   $    (0.07)  $    (0.18)
                                                                         ==========   ==========   ==========
  Diluted ............................................................   $     0.05   $    (0.07)  $    (0.18)
                                                                         ==========   ==========   ==========
Weighted average number of common shares outstanding
  Basic ..............................................................       25,165       27,024       26,796
                                                                         ==========   ==========   ==========
  Diluted ............................................................       25,259       27,024       26,796
                                                                         ==========   ==========   ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                                DYNABAZAAR, INC.
             CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,
         STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                        SHARE     AMOUNT                AMOUNT
                                      --------   --------     SHARE     AT PAR    ADDITIONAL     SHARE     AMOUNT
                                          CONVERTIBLE       --------   --------     PAID-IN    --------   --------
                                        PREFERRED STOCK         COMMON STOCK        CAPITAL       TREASURY STOCK
                                      -------------------   -------------------   ----------   -------------------
Balance at January 1, 2003                 952   $  1,967     29,421   $     30   $  188,747      2,989   $ (3,795)
Comprehensive loss:
Net loss
Foreign currency translation
 adjustment, net of tax
Unrealized gain on marketable
 securities, net of tax
Comprehensive loss
Series B convertible preferred
 stock accretion                                       33                                (33)
Series B convertible preferred
 stock dividend                                                                          (90)
Issuance of common stock upon
 exercise of employee stock options                                                     (352)      (612)       777
Issuance of common stock under
 employee stock purchase plan                                      6                       6
Cancellation of employee stock
 options                                                                                 (52)
Deferred compensation related to
 employee stock options
Reversal of Series B preferred
 expenses                                                                                (42)
Series B liquidation preference                                                       (2,000)
Series B redemption and retirement        (952)    (2,000)                               533
Dividend payment                                                                     (35,165)
                                        -------  --------   --------   --------   ----------   --------   --------
Balance at December 31, 2003                                  29,427         30      151,636      2,377     (3,018)
                                        -------  --------   --------   --------   ----------   --------   --------
Comprehensive loss:
Net loss
Foreign currency translation
 adjustment, net of tax

Comprehensive loss
Treasury stock purchase (at cost)                                                                    81        (22)
                                        -------  --------   --------   --------   ----------   --------   --------
Balance at December 31, 2004                                  29,427         30      151,636      2,458     (3,040)
                                        -------  --------   --------   --------   ----------   --------   --------
Comprehensive loss
Net income
Foreign currency transaction
 adjustments, net of tax

Comprehensive income
Issuance of common stock upon
 exercise of employee stock options                               99                      31
Treasury stock purchase (at cost)                                                                 3,658     (1,430)
                                        -------  --------   --------   --------   ----------   --------   --------
Balance at December 31, 2005                  -  $      -     29,526   $     30   $  151,667      6,116   $ (4,470)
                                        =======  ========   ========   ========   ==========   ========   ========

                                         DEFERRED        ACCUMULATED
                                       COMPENSATION         OTHER                                         TOTAL
                                            AND        COMPREHENSIVE                                  STOCKHOLDERS'
                                      EQUITY-RELATED       INCOME       ACCUMULATED   COMPREHENSIVE       EQUITY
                                          CHARGES          (LOSS)         DEFICIT     INCOME (LOSS)     (DEFICIT)
                                      --------------   --------------   -----------   -------------   -------------
Balance at January 1, 2003            $         (159)  $           12   $  (131,926)                  $      52,909
Comprehensive loss:
Net loss                                                                     (4,599)         (4,599)         (4,599)
Foreign currency translation
 adjustment, net of tax                                           122                           122             122
Unrealized gain on marketable
 securities, net of tax                                            57                            57              57
                                                                                      -------------
Comprehensive loss                                                                           (4,420)
Series B convertible preferred
 stock accretion                                                                                                (33)
Series B convertible preferred
 stock dividend                                                                                                 (90)
Issuance of common stock upon
 exercise of employee stock options                                                                             425
Issuance of common stock under
 employee stock purchase plan                                                                                     6
Cancellation of employee stock
 options                                          52
Deferred compensation related to
 employee stock options                          107                                                            107
Reversal of Series B preferred
 expenses                                                                                                        42
Series B liquidation preference                                                                              (2,000)
Series B redemption and retirement                                                                              533
Dividend payment                                                                                            (35,165)
                                      --------------   --------------   -----------                   -------------
Balance at December 31, 2003                                      191      (136,525)                         12,314
                                      --------------   --------------   -----------                   -------------
Comprehensive loss:
Net loss                                                                     (1,962)         (1,962)         (1,962)
Foreign currency translation
 adjustment, net of tax                                           122                           122             122
                                                                                      -------------
Comprehensive loss                                                                           (1,840)
Treasury stock purchase (at cost)                                                                               (22)
                                      --------------   --------------   -----------                   -------------
Balance at December 31, 2004                                      313      (138,487)                  $      10,452
                                      --------------   --------------   -----------                   -------------
Comprehensive loss
Net income                                                                    1,256           1,256           1,256
Foreign currency transaction
 adjustments, net of tax                                          (53)                          (53)            (53)
                                                                                      -------------
Comprehensive income                                                                          1,203
Issuance of common stock upon
 exercise of employee stock options                                                                              31
Treasury stock purchase (at cost)                                                                            (1,430)
                                      --------------   --------------   -----------                   -------------
Balance at December 31, 2005          $            -   $          260   $  (137,231)                  $      10,256
                                      ==============   ==============   ===========                   =============

         The accompanying notes are an integral part of the consolidated financial statements.

                                DYNABAZAAR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                            2005         2004         2003
                                                                         ----------   ----------   ----------
Cash flows from operating activities:
Net income (loss) ....................................................   $    1,256   $   (1,962)  $   (4,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Gain on sale of assets .............................................       (2,000)                   (1,183)
  Depreciation .......................................................                       109        1,160
  Provision for bad debt .............................................                       144            2
  Amortization of deferred compensation and equity-related charges ...                                    107
  Loss on disposal of property and equipment .........................                                    279
  Changes in operating assets and liabilities:
    Accounts receivable ..............................................                       207          975
    Prepaid expenses and other current assets ........................          (10)          58         (148)
    Long-term prepaid expenses .......................................          332          330       (1,623)
    Other assets .....................................................                       903
    Accounts payable .................................................                       (82)         (51)
    Accrued expenses .................................................           10         (838)        (455)
    Deferred revenue .................................................                                   (520)
    Accrual for unutilized office space ..............................                    (1,200)        (880)
    Other non-current liabilities ....................................                                   (169)
                                                                         ----------   ----------   ----------
Net cash used in operating activities ................................         (412)      (2,331)      (7,105)
                                                                         ----------   ----------   ----------
Cash flows from investing activities:
  Proceeds from sale of assets, net of selling costs .................        2,000                     1,183
  Additions to property and equipment ................................                                    (70)
  Purchase of marketable securities ..................................                               (189,448)
  Proceeds from maturity of marketable securities ....................                     5,000      206,439
  Decrease in restricted cash ........................................                       523           25
                                                                         ----------   ----------   ----------
Net cash provided by investing activities ............................        2,000        5,523       18,129
                                                                         ----------   ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs ......           31                       431
  Payment of liquidation preference of Series B convertible
   preferred stock ...................................................                                 (2,000)
  Payment of redemption of convertible preferred stock ...............                                 (1,467)
  Purchase of treasury stock .........................................       (1,430)         (22)
  Dividends paid on preferred stock ..................................                                    (90)
  Dividends paid on common stock .....................................                                (35,165)
                                                                         ----------   ----------   ----------
Net cash used in financing activities ................................       (1,399)         (22)     (38,291)
                                                                         ----------   ----------   ----------
Effect of foreign exchange rates on cash and cash equivalents ........          (53)         122          221
                                                                         ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents .................          136        3,292      (27,046)
Cash and cash equivalents, beginning of year .........................        8,989        5,697       32,743
                                                                         ----------   ----------   ----------
Cash and cash equivalents, end of year ...............................   $    9,125   $    8,989   $    5,697
                                                                         ==========   ==========   ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

In connection with the Company's cessation of its online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and our former President and Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. Pursuant to an administrative services agreement we entered into with Barington in December 2003 (which ran through December 31, 2004), we paid Barington a monthly fee of $8,000 for performing certain administrative services on behalf of the Company. In connection with the agreement, we also granted to James Mitarotonda an option to purchase 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date. The Company entered into an amended administrative services agreement with Barington dated as of December 17, 2004. Under the amended agreement, which runs through December 31, 2006, Barington is to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on behalf of the Company. However, as of March 1, 2006 the Company and Barington agreed to reduce the monthly fee to $7,500. In addition, Barington is to be paid a fee of $175 an hour for any legal services provided by Barington on behalf of the Company at the Company's request. The Company has also agreed that in the event that Barington identifies for the Company, at its request, a business transaction such as a merger, acquisition or joint venture, and/or provides the Company with financial consulting or merger and acquisition services in connection with such business transaction, the Company will pay Barington a fee to be agreed upon between Barington and the Board of Directors of the Company. In connection with the amended agreement, the Company granted options to certain designees of Barington to purchase, in the aggregate, 320,000 shares of the Company's common stock at an exercise price of $0.31 per share, the fair market value of the Company's common stock on the grant date.

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

On June 15, 2004, we received a letter from the Nasdaq Stock Market notifying us that, because the closing price of our common stock has closed below $1.00 per share for 30 consecutive trading days and we do not presently conduct an operating business, the Company's common stock would be delisted on June 24, 2004. Our stock now trades over the counter on the Nasdaq OTC bulletin board.

On June 22, 2004, the Board of Directors of the Company authorized the termination of the Company's Shareholder Rights Agreement based on its assessment that the termination of the Rights Agreement would benefit the Company's stockholders and enhance the corporate governance practice of the Company. The Company entered into an Amendment No. 1 to the Shareholder Rights Agreement, dated as of July 7, 2004, by and between the Company and EquiServe Trust Company, N.A., as Rights Agent, which provided for the termination of the Company's Shareholder Rights Agreement on July 31, 2004.

On August 20, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to 5 million shares of the Corporation's common stock. To date, we have purchased 81,800 shares at an average price per share of $ 0.2689.

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

On December 17, 2004, the Board of Directors appointed Raymond L. Steele to serve as a Class I director. On December 27, 2004, Joseph R. Wright, Jr. resigned from the Board of Directors in order to devote additional time to his position as President, Chief Executive Officer and a director of PanAmSat Corporation, a global provider of satellite-based video, broadcasting and network distribution and delivery services. On January 31, 2005, the Board of Directors appointed Karen Schneider to serve as a Class II director. On March 23, 2006, Karen Schneider resigned from the Board of Directors in order to devote additional time to her position as a senior executive of Pringles of Scotland in the UK.

On June 30, 2005, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lloyd Miller, III, a former director of the Company, on behalf of himself and certain affiliated entities, whereby the Company purchased from Mr. Miller and such affiliated entities an aggregate of 3,657,988 shares of common stock, par value $0.001 per share, of the Company at an aggregate purchase price of approximately $1.2 million. Pursuant to the Stock Purchase Agreement, Mr. Miller is also entitled to receive 13.6% of the net proceeds distributed to the Company pursuant to the escrow agreement dated as of September 4, 2003 by and among the Company, eBay and Zions First National Bank, as additional consideration for his shares of common stock (the "Escrow Agreement").

On September 6, 2005, the Company received a payment of $2,045,982 from Zions First National Bank pursuant to the Escrow Agreement. The payment represented the $2 million held in escrow under the terms and conditions of the Asset Purchase Agreement we entered into with eBay together with $45,982 of accrued interest. In accordance with the Stock Purchase Agreement entered into with former director Lloyd Miller, III and certain affiliated entities, the Company paid to Mr. Miller and certain affiliated entities a total of approximately $278,000 from the proceeds of Escrow Agreement, which was recorded as additional consideration for the stock purchase.

The Company has not yet settled on an operating plan, although the Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities which may be undertaken by the Company. The Company continues to consider future alternatives, including the possible acquisition of other businesses, merger with another Company sale of its remaining assets or a partial or complete liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $100,000. At December 31, 2005, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

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

REVENUE RECOGNITION

Prior to the eBay sale, the Company derived revenues from application fees, transaction fees and professional services fees. In accordance with SEC Staff Accounting Bulletin No. 101, the Company did not record revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the Company's price to its customer is fixed and determinable; and collectibility is reasonably assured.

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

We followed the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"), in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

The Company follows the disclosure provisions of SFAS No. 123 and has applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income (loss) for the years ended December 31, 2005, 2004 and 2003 would have increased (decreased) to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                            2005         2004         2003
                                                                         ----------   ----------   ----------
Net income (loss)
  As reported ........................................................   $    1,256   $   (1,962)  $   (4,722)
  Add: Stock-based employee compensation expense included in
   reported results ..................................................                                    107
  Deduct: Total stock-based employee compensation expense determined
   under the fair-value-based method for all awards ..................          (10)        (334)         (57)
                                                                         ----------   ----------   ----------
  Pro forma ..........................................................   $    1,246   $   (2,189)  $   (4,299)
                                                                         ==========   ==========   ==========
  Basic and diluted net income (loss) per share - as reported ........   $     0.05   $    (0.07)  $    (0.18)
                                                                         ----------   ----------   ----------
  Basic and diluted net income (loss) per share - pro forma ..........   $     0.05   $    (0.08)  $    (0.18)
                                                                         ==========   ==========   ==========

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

                                                           2005         2004         2003
                                                        ----------   ----------   ----------
     Expected dividend yield ........................            0%           0%           0%
     Expected stock price volatility ................           55%          55%          60%
     Risk-free interest rate ........................          4.3%         4.2%         4.0%
     Expected option term ...........................     10 years     10 years      5 years

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will not have an impact on operating results due to the Company's use of options as employee incentives. This statement became effective January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. Finally, this Statement requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.

3.   NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. At December 31, 2005, the additional shares amounted to 93,980. At December 31, 2004 and 2003 the additional shares of common stock outstanding have been excluded from the calculation of diluted net loss per common share because the effect would be anti-dilutive.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

4.   RESTRICTED CASH

Pursuant to an Asset Purchase Agreement with Ebay, the Company placed $2 million of the consideration received from the sale of substantially all of the Company's operating assets in escrow in order to secure the Company's indemnification for certain representations and warranties. The indemnification was capped at $2 million and for a period of two years following the closing of the asset sale.

On September 6, 2005, the Company received a payment of $2,045,982 from Zions First National Bank pursuant to the Escrow Agreement. The payment represented the $2 million held in escrow under the terms and conditions of the Asset Purchase Agreement we entered into with eBay together with $45,982 of accrued interest.

5.   ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
     Professional fees ...........................   $      170   $      170
     Other .......................................           36           26
                                                     ----------   ----------
     Total accrued expenses ......................   $      206   $      196
                                                     ==========   ==========

6.   GAIN ON SALE OF ASSETS

On June 20, 2003, the Company entered into an Asset Purchase Agreement with eBay to sell substantially all of the Company's technology and business assets to eBay. Under the Asset Purchase Agreement, the Company sold to eBay substantially all the Company's business assets for $4.5 million in cash.

The Asset Purchase Agreement also provided that $2 million of the consideration be held in escrow in order to secure the Company's indemnification for certain representations and warranties. The indemnification is capped at $2 million and is for a period of two years following the closing of the asset sale. The Company estimated its potential liability under the indemnification to be $2 million in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and recorded such liability as a reduction in the gain on the sale of assets.

The Company recorded a gain on the sale of assets of approximately $1.2 million based on the proceeds less direct costs of $1,317,000 and the indemnification liability noted above, which is recorded in the results of operations for the year ended December 31, 2003.

On September 6, 2005 the Company received a payment of $2 million plus interest from Zions First National Bank. This payment represented the $2 million held in escrow under the terms and conditions of the Asset Purchase Agreement entered into with eBay. The Company has now satisfied all requirements of the Asset Purchase Agreement.

7.   STOCKHOLDERS' EQUITY

At December 31, 2005 and 2004, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 per share and (ii) 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company's Board of Directors has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

On October 10, 2003, the Company declared a cash dividend of $1.30 per share on the Company's common stock, representing an aggregate cash distribution of approximately $35 million. The dividend was paid on November 3, 2003 to stockholders of record on October 20, 2003.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

8.   SERIES B PREFERRED STOCK

On May 17, 2002, the Company completed a private placement of 952,380 shares of its Series B redeemable convertible preferred stock, par value $0.001 per share, to eBay for an aggregate purchase price of $2.0 million. The Series B preferred stock is entitled to cash dividends payable quarterly at the rate of 6.5% per annum in preference to any dividend on any other series of preferred stock or common stock. The dividends are cumulative and are entitled to participate on a pro rata basis in any dividend paid on the common stock on an as if converted basis. The Series B preferred stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustment mechanisms including a weighted average anti-dilution mechanism. In the event of any liquidation, dissolution or winding up of the Company (a "Liquidation"), the holders of the Series B preferred stock are entitled to receive, in preference to the holders of certain junior securities, as defined, a per share amount equal to $2.10 plus all accrued and unpaid dividends (the "Liquidation Preference"). In the event of a Liquidation, after payment of the Liquidation Preference and any other liquidation preference on any other series of stock, the Series B preferred stock is entitled to participate on a pro rata basis with the common stock in the distribution of the remaining assets of the Company on as if converted basis. The holders of the Series B preferred stock have the right to require the Company to redeem the Series B preferred stock at any time after the earlier of
(a) May 17, 2003, and (b) the happening of a material adverse effect on the Company's business, as defined. The Company had the right, at any time after May 17, 2004, to redeem the outstanding Series B preferred stock at $2.10 per share plus all accrued and unpaid dividends. The net proceeds from this offering, after issuance costs, totaled $1.8 million. At the issuance date, the Company estimated the fair value of the Series B preferred stock to be in excess of the amount paid by eBay by $114,200. As a result, the Company recorded an $114,200 adjustment to increase the carrying value of this investment and decrease revenue from eBay in accordance with EITF 01-09 (see Note 2.) The Company accreted the carrying value of the Series B preferred stock up to $2.0 million through May 2003 in accordance with the redemption feature described above. The Company recorded $33,000 in accretion in the year ended December 31, 2003. At December 31, 2003, the carrying value of the Series B preferred stock was $0.

In connection with the closing of the asset sale, eBay, the holder of the Company's Series B preferred stock (the "Series B Shares"), provided notice to the Company that it had elected to receive a liquidation preference equal to approximately $2 million in the aggregate, or $2.10 per share, plus all accrued and unpaid dividends with respect to the Series B Shares. The liquidation preference and accrued and unpaid dividends were paid to eBay on September 5, 2003 in the amount of approximately $2 million. On September 29, 2003, the Company repurchased from eBay all of the Series B Shares for a purchase price of approximately $1.5 million in cash. The payment represented payment in full for any and all obligations of the Company in respect of the Series B Shares.

TREASURY STOCK

In 2003 the Company sold 612,000 shares of treasury stock with a par value $.001 and a cost of $1.27 per share, in connection with the with the exercise of employee stock options.

On August 20, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to 5 million shares of the Corporation common stock. To date, we have purchased 81,800 shares at an average price per share of $0.2689, under this program.

On June 30, 2005, the Company purchased 3,657,988 shares of common stock for an aggregate purchase price of approximately $1.2 million in connection with the Stock Purchase Agreement with Lloyd Miller, III. Then on September 6, 2005, the Company paid approximately $278,000 of additional consideration for the above shares in accordance with the terms of the Stock Purchase Agreement.

9.   STOCK OPTION PLANS

2000 STOCK OPTION AND INCENTIVE PLAN

In February 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the issuance of up to 4,017,250 shares of common stock plus the number of shares as to which options granted under the 1997 and 1999 Plans are forfeited or otherwise terminate

                       DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

unexercised. This plan provides for awards in the form of ISOs, NSOs, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2005, there were 5,585,662 shares available for issuance under this plan.

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

2000 EMPLOYEE STOCK OPTION AND INCENTIVE PLAN

In October 2000, the Company's Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the "2000 Employee Plan"), which originally provided for the issuance of up to 1,500,000 shares of common stock, under NSOs to employees and key persons of the Company other than any member of the Company's Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934. In January 2001, in connection with the one-time employee option exchange incentive program described below, the Board of Directors amended this plan to increase the number of shares of common stock available for issuance under the plan to 2,654,750. At December 31, 2005, there were 2,450,374 shares available for issuance under this plan.

The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

The following table summarizes information about stock options outstanding at December 31, 2005:

                  OPTIONS OUTSTANDING                            OPTIONS OUTSTANDING
                  -------------------                            -------------------
                                                       WEIGHTED                      WEIGHTED
      RANCE OF                         REMAINING       AVERAGE                       AVERAGE
      EXERCISE                        CONTRACTUAL      EXERCISE                     EXERCISE
      PRICE PER           NUMBER          LIFE        PRICE PER        NUMBER       PRICE PER
      SHARE            OUTSTANDING     (IN YEARS)       SHARE       EXERCISABLE       SHARE
--------------------   ------------   ------------   ------------   ------------   ------------
$0.31 - $0.34             1,774,000            9.2   $       0.32      1,774,000   $       0.32
-----------------------------------------------------------------------------------------------

Stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                    2005                      2004                      2003
                                           -----------------------   -----------------------   -----------------------
                                                        WEIGHTED                  WEIGHTED                  WEIGHTED
                                                        AVERAGE                   AVERAGE                   AVERAGE
                                                        EXERCISE                  EXERCISE                  EXERCISE
                                           NUMBER OF    PRICE PER    NUMBER OF    PRICE PER    NUMBER OF    PRICE PER
                                           SHARES       SHARE        SHARES       SHARE        SHARES       SHARE
                                           ----------   ----------   ----------   ----------   ----------   ----------
Outstanding at beginning of period .....    1,824,000   $     0.32      320,000   $     0.33    3,570,537   $     1.71
Granted ................................       50,000         0.30    1,504,000         0.32      597,000         0.91
Exercised ..............................     (100,000)        0.31                               (585,124)        0.74
Canceled ...............................                                                       (3,262,413)        1.87
                                           ----------   ----------   ----------   ----------   ----------   ----------
Outstanding at end of period ...........    1,774,000   $     0.32    1,824,000   $     0.32      320,000   $     0.33
                                           ==========   ==========   ==========   ==========   ==========   ==========
Options exercisable at end of period ...    1,774,000   $     0.32    1,824,000   $     0.32      320,000   $     0.33
Weighted average fair value of
 options granted during the period at
 fair value ............................                $     0.30                $     0.32                $     0.18
                                           ==========   ==========   ==========   ==========   ==========   ==========

The Company is recognizing the compensation expense over the vesting period. For the years ended December 31, 2005, 2004 and 2003, related expense recognized was $0, $0 and $107,000, respectively.

                       DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

10.  REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC REGION

The table below presents revenues by principal geographic region for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2005         2004         2003
                                                     ----------   ----------   ----------
     United States ...............................   $       --   $       --   $    5,120
     United Kingdom ..............................                                  1,479
     Other .......................................                                     74
                                                     ----------   ----------   ----------
     Consolidated ................................   $       --   $       --   $    6,673
                                                     ==========   ==========   ==========

11.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                       -------------------------------------------------------------------------------------
                                          2005                                        2004
                       -----------------------------------------   -----------------------------------------
                        FEDERAL     STATE     FOREIGN     TOTAL     FEDERAL     STATE     FOREIGN     TOTAL
                       --------   --------   --------   --------   --------   --------   --------   --------
Current ............   $     --   $     --   $      -   $     --   $     --     $   --   $     --   $     --
Deferred ...........        430         76                   506        665        117                   782
Valuation
 allowance .........       (430)       (76)                 (506)      (665)      (117)                 (782)
                       --------   --------   --------   --------   --------   --------   --------   --------
Total ..............   $     --   $     --   $     --   $     --   $     --     $   --   $     --   $     --
                       ========   ========   ========   ========   ========   ========   ========   ========

                                   YEAR ENDED DECEMBER 31,
                       -----------------------------------------
                                          2003
                       -----------------------------------------
                        FEDERAL     STATE     FOREIGN     TOTAL
                       --------   --------   --------   --------
Current ............   $     --   $     --   $      -   $     --
Deferred ...........      1,519        260         14      1,793
Valuation
 allowance .........     (1,519)      (260)       (14)    (1,793)
                       --------   --------   --------   --------
Total ..............   $     --   $     --   $     --   $     --
                       ========   ========   ========   ========

     The Company's effective tax rate varies from the statutory rate as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
      U.S. federal income tax rate ................         34.0%       (34.0)%
      State taxes .................................          6.0         (6.0)
      Other .......................................                        .1
                                                      ----------   ----------
                                                            40.0        (39.9)
      Valuation allowance .........................        (40.0)        39.9
                                                      ----------   ----------
                                                              --%          --%
                                                      ==========   ==========

The Company's federal statutory income tax rate for 2005 and 2004 was 34%. For 2004 the Company recorded no income tax benefit and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2005 and 2004 were as follows (in thousands):

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
     Net operating loss carryforwards.............   $    4,616   $    5,122
     Valuation allowance..........................       (4,616)      (5,122)
                                                     ----------   ----------
     Net deferred tax assets......................   $        -   $       --
                                                     ==========   ==========

In connection with ownership changes, it was determined that certain of the Company's net operating loss carryfowards ("NOL") have been limited. The Company recently completed an Internal Revenue Code Section 382

                       DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

evaluation that quantified the limitation of the NOL. As of December 31, 2005, the Company has approximately $13.6 million of NOL's that can be utilized in the current tax year. These NOL's begin to expire in 2022. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

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

12.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2005 and 2004. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                               FOR THE QUARTER ENDED
                                                           -------------------------------------------------------------
                                                             MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                               2005            2005            2005            2005
                                                           -------------   -------------   -------------   -------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ................................................   $           -   $           -   $           -   $           -
Gross profit ...........................................
Net income (loss) ......................................            (275)           (192)          1,892            (169)
Basic and diluted net income (loss) per common share ...   $       (0.01)  $       (0.01)  $        0.08   $       (0.01)

                                                                               FOR THE QUARTER ENDED
                                                           -------------------------------------------------------------
                                                             MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                               2004            2004            2004            2004
                                                           -------------   -------------   -------------   -------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ................................................   $           -   $           -   $           -   $           -
Gross profit ...........................................
Net loss ...............................................            (580)           (575)           (359)           (448)
Basic and diluted net loss per common share ............   $       (0.02)  $       (0.07)  $       (0.04)  $       (0.02)

13.      UNUTILIZED OFFICE SPACE CHARGE

On January 20, 2004, the Company and its landlord in Woburn, Massachusetts agreed to terms in which the Company's obligation under the lease agreement would be terminated. According to the settlement agreement, the Company was obligated to pay the landlord a sum of $1.2 million, which was paid in March 2004. The Company vacated the premises by April 10, 2004.

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

14.      LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., DB Alex. Brown (as successor-in-interest to Deutsche Bank Securities, Inc.), Robertson Stephens, Inc. (formerly known as FleetBoston Robertson Stephens, Inc.), Banc of America Securities, LLC, Goldman Sachs & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets, Inc. (as successor-in-interest to Salomon Smith Barney, Inc.), and J.P. Morgan Securities, Inc. (as successor-in-interest to Hambrecht & Quist, LLC). The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Dynabazaar and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Dynabazaar and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

DYNABAZAAR, INC. SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT                               BALANCE
                                                 BEGINNING   CHARGED TO                 AT END OF
DESCRIPTION                                      OF PERIOD   OPERATIONS   DEDUCTIONS     PERIOD
---------------------------------------------   ----------   ----------   ----------   ----------
Year ended December 31, 2003:
  Allowance deducted from asset accounts:
    Allowance for doubtful accounts             $      267            2         (107)  $      162
    Deferred tax asset valuation allowance      $   52,764        1,793           --   $   54,557
Year ended December 31, 2004:
  Allowance deducted from asset accounts:
    Allowance for doubtful accounts             $      162          144         (306)  $        -
    Deferred tax asset valuation allowance      $   54,557        5,099      (54,534)  $    5,122
Year ended December 31, 2005
  Allowance deducted from asset accounts:
    Deferred tax asset valuation allowance      $    5,122                      (506)  $    4,616

                                  EXHIBIT INDEX

EXHIBIT NO.   TITLE
-----------   ------------------------------------------------------------------
3.1           Form of Fifth Amended and Restated Certificate of Incorporation of
              the Company(1)
3.2           Composite Amended and Restated Bylaws of the Company as amended by
              Amendment to Bylaws adopted May 16, 2001(4)
4.1           Form of Specimen Certificate for the Company's Common Stock(4)
4.2           Shareholder Rights Agreement, dated as of May 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent, including form of Right Certificate(2)
10.1          Form of Indemnity Agreement entered into by the Company with each of its directors(1)
10.2          Amended and Restated 1997 Stock Option Plan(1)+
10.3          October 2001 Amendment to Amended and Restated 1997 Stock Option
              Plan(4)+
10.4          1999 Stock Option Plan(1)+
10.5          2000 Stock Option and Incentive Plan(1)+
10.6          Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002(4)+
10.7          Employee Stock Purchase Plan(1)+
10.8          Letter agreement dated June 26, 2001 between the Company and Nanda
              Krish(3)+
10.9          Amended and Restated Agreement Concerning Termination of
              Employment, Severance Pay and Related Matters dated as of October
              11, 2001 between the Company and Mathew Ackley(4)+
10.10         Second Amended and Restated Agreement Concerning Termination of
              Employment, Severance Pay and Related Matters dated as of October
              11, 2001 between the Company and Janet Smith(4)+
10.11         Lease Agreement dated November 9, 1999, between DIV Unicorn, LLC and the Company(1)
10.12         Siteharbor Services Agreement between the Company and NaviSite,
              Inc. dated as of November 1, 2001 together with Amendment to Siteharbor Services Agreement dated as of November 1, 2001(4)
10.13         Indemnification Agreement among the Company and Sierra Ventures
              VII, LP, and Sierra Ventures Associates VII, LLC, dated February
              25, 1999(1)
10.14         Warrant to Purchase Common Stock between the Company and Lycos,
              Inc. dated as of May 12, 1999(1)
10.15         Auction Services Agreement, dated September 15, 1999, by and between the Company and Ticketmaster Online-CitySearch(1)
10.16         Agreement Concerning termination of Employment, Severance Pay and related Matters dated as of January 17, 2002 between the Company and Nanda Krish(5)+
10.17         Second Amendment to Agreement dated as of March 15, 2002 between the Company and NaviSite, Inc.(5)
10.18         Promotions Agreement dated as of April 10, 2002 between the
              Company and eBay, Inc.(7)
10.19         Third Amendment to Agreement dated as of December 1, 2002 between the Company and Navisite, Inc.(8)
10.20         Agreement Concerning Employment and Termination dated as of
              January 20, 2003 between the Company and David George(8)+
10.21         Services Agreement dated as of November 17, 2004 between the
              Company and Barington Capital Group, L.P.(9)
10.22         Amendment to Administrative Services Agreement dated as of March
              23, 2006 between the Company and Barington Capital Group, L.P.*
23.1          Consent of Rothstein, Kass & Company, P.C.*
31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.*
31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.*
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(8) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

(9) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005.