Form 10-Q
period 2006-03-31
DYNABAZAAR INC
filed 2006-05-15
CIK 1053676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [ ]

The number of shares outstanding of the registrant's common stock as of May 15, 2006 was 23,409,956.

DYNABAZAAR, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS..................................................................................1
              Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and
              December 31, 2005
              Condensed Consolidated Statements of Operations for the three months ended March 31, 2006
                 (unaudited) and 2005 (unaudited)
              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 (unaudited) and 2005 (unaudited)
              Notes to Condensed Consolidated Financial Statements
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............8
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................10
   ITEM 4.   CONTROLS AND PROCEDURES.............................................................................10

PART II. OTHER INFORMATION.......................................................................................11

   ITEM 1.   LEGAL PROCEEDINGS...................................................................................11
   ITEM 1A.  RISK FACTORS........................................................................................12
   ITEM 6.   EXHIBITS............................................................................................12

SIGNATURES.......................................................................................................12


ITEM 1. FINANCIAL STATEMENTS

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      March 31,        December 31,
                                                                                       2006               2005
                                                                                    (unaudited)         (audited)
                                                                                    -----------      ------------
 ASSETS
 Current assets:
 Cash and cash equivalents......................................................     $   9,005         $   9,125
 Prepaid expenses...............................................................           379               341
                                                                                     ----------        ----------
 Total current assets..........................................................          9,384             9,466

 Other assets, long-term prepaid expenses                                                  913               996
                                                                                     ----------        ----------

 Total assets....................................................................    $  10,297         $  10,462
                                                                                     ==========        ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accrued expenses and other current liabilities..................................    $     134         $     206
                                                                                     ----------        ----------
 Stockholders' equity:
 Common stock, $0.001 par value; 90,000,000 shares authorized; 29,526,385 shares issued at March 31, 2006 and
  December 31, 2005, respectively...............................................            30                30
 Additional paid-in capital.....................................................       151,686           151,667
 Accumulated other comprehensive income, net....................................           260               260
 Accumulated deficit............................................................      (137,343)         (137,231)
                                                                                     ----------        ----------
                                                                                        14,633            14,726
 Less: Common stock held in treasury, at cost; 6,116,429 at March 31, 2006
    and December 31, 2005.......................................................        (4,470)           (4,470)
                                                                                     ----------        ----------
  Total stockholders' equity.....................................................       10,163            10,256
                                                                                     ----------        ----------

  Total liabilities and stockholders' equity.....................................    $  10,297         $  10,462
                                                                                     ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share amounts; unaudited)


                                                               Three Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                             2006             2005
                                                        ------------      ------------

 Revenues.............................................. $        -        $      -

 Operating expenses, general and administrative........        215              334
                                                        ------------      -----------
 Loss from operations..................................       (215)            (334)
                                                        ------------      -----------
 Other income
   Interest............................................        103               59
                                                        ------------      -----------

 Net loss.............................................. $     (112)       $    (275)
                                                        ============      ===========
 Net loss per share:
   Basic............................................... $    (0.00)       $   (0.01)
                                                        ============      ===========
   Diluted............................................  $    (0.00)       $   (0.01)
                                                        ============      ===========
 Weighted average number of common
  shares outstanding:
   Basic...............................................     23,410           26,968
                                                        ============      ===========
   Diluted.............................................     23,410           26,968
                                                        ============      ===========

     See accompanying notes to condensed consolidated financial statements.

                       DYNABAZAAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                              ------------------------------
                                                                    2006            2005
                                                              ------------    -------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................     $    (112)       $   (275)
 Adjustments to reconcile net loss to net cash
   used in operating activities
    Issuance of stock options..............................          19
    Changes in operating assets and liabilities
      Prepaid expenses......................................        (38)            (41)
      Long-term prepaid expenses............................         83              84
      Accrued expenses......................................        (72)             13
                                                              ------------     ------------

 Net cash used in operating activities...................          (120)           (219)
                                                              ------------     ------------

 EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS..                           (17)
                                                              ------------     -----------

 NET DECREASE IN CASH AND CASH EQUIVALENTS...............          (120)           (236)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........         9,125           8,989
                                                              ------------     ------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD................     $   9,005        $  8,753
                                                              ============     ============


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

We are currently reviewing alternatives for the use of our remaining assets, which may include additional distributions of cash to our stockholders and/or to explore other business opportunities unrelated to our historical business, including the possible acquisition of other businesses or the possible merger with another Company. At this time, our Board of Directors has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

In connection with the Company's cessation of its online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and served as our President and Chief Executive Officer from January 2004 to December 17, 2004. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. On May 5, 2006, Mr. Fox notified the Company that he is resigning his position as President, Chief Executive Officer and Director of the Company, effective as of May 15, 2006. On May 9, 2006, the Board of Directors of the Company appointed James A. Mitarotonda to serve as the Company's President and Chief Executive Officer, effective as of May 16, 2006.

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Dynabazaar for the three months ended March 31, 2006 are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2005. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC"). The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended March 31, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted statement of Financial Accounting Standards ("SFAS") No 123R "Share Based Compensation", which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation," or SFAS 123, and supersedes APB No. 25, "Accounting for Stock Issues to Employees." Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our condensed consolidated financial statements as of March 31, 2005 and for the three months then ended have not been restated to reflect the impact of SFAS 123R.

In the three months ended March 31, 2006, we recognized stock-based compensation expense of $19,000 in our condensed consolidated financial statements, which was entirely related to stock options. This amount includes compensation expense for fully vested stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to January 1, 2006, the Company had chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in APB 25 and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid by the employee to acquire the stock under the terms of the stock option. Subsequent changes to option terms can also give rise to compensation. Stock-based compensation issued to non-employees is measured and recorded using the fair value method prescribed in SFAS 123.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Consistent with the disclosure provisions of SFAS 123, the Company's net loss and basic and diluted net loss per share, for the 2005 periods, would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model, which takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.

                                                                      Three Months Ended
                                                                           March 31,
                                                                              2005
                                                                      --------------------
Net loss - as reported ................................................   $    (275)
Less stock-based compensation expense determined under
   fair value based method, net of tax effects ........................         (10)
                                                                          ---------
Net loss, pro forma ...................................................   $    (285)
                                                                          ---------
Basic and diluted net income (loss) per share - as reported ...........   $   (0.01)
Basic and diluted net income (loss) per share - pro forma..............   $   (0.01)

NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 - NET LOSS PER SHARE:

The number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2006 and 2005, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 -LEGAL PROCEEDINGS:

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., DB Alex. Brown (as successor-in-interest to Deutsche Bank Securities, Inc.), Robertson Stephens, Inc. (formerly known as FleetBoston Robertson Stephens, Inc.), Banc of America Securities, LLC, Goldman Sachs & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets, Inc. (as successor-in-interest to Salomon Smith Barney, Inc.), and J.P. Morgan Securities, Inc. (as successor-in-interest to Hambrecht & Quist, LLC). The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Dynabazaar and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Dynabazaar and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court granted preliminary approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court, took under advisement whether to grant final approval to the proposed settlement.

NOTE 4 - INCOME TAXES:

Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

We are currently reviewing alternatives for the use of our remaining assets, which may include additional distributions of cash to our stockholders and/or to explore other business opportunities unrelated to our historical business, including the possible acquisition of other businesses or the possible merger with another Company. At this time, our Board of Directors has not identified any such opportunities. We cannot assure you that we will be able to identify or successfully capitalize on any appropriate business opportunities.

In connection with the Company's cessation of its online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and served as our President and Chief Executive Officer from January 2004 to December 17, 2004. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. On May 5, 2006, Mr. Fox notified the Company that he is resigning his position as President, Chief Executive Officer and Director of the Company, effective as of May 15, 2006. On May 9, 2006, the Board of Directors of the Company appointed James A. Mitarotonda to serve as the Company's President and Chief Executive Officer, effective as of May 16, 2006.

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

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts and deferred tax assets. No changes to these critical policies have taken during the quarter ended March 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (IN THOUSANDS)

For the three months ended March 31, 2006 and March 31, 2005, our net loss was $112 and $275, respectively.

Revenue

For the three months ended March 31, 2006 and March 31, 2005, total revenue was $0 due to the cessation of business activity.

Operating Expenses

For the three months ended March 31, 2006, general and administrative expenses were $215 compared to $334 for the three months ended March 31, 2005, a decrease of 36%. The decrease was due primarily to the reduction in facilities expense, employee compensation expense and employee benefits expense.

Other Income

For the three months ended March 31, 2006 and March 31, 2005, other income was $103 and $59, respectively, an increase of 75%. The increase is due primarily to an increase in interest earned on cash deposits.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

At March 31, 2006, cash and cash equivalents totaled $9,005.

Cash used in operating activities was $120 for the three months ended March 31, 2006, compared to cash used of $219 for the three months ended March 31, 2005. Cash used in operating activities for the period ended March 31, 2006 primarily reflects the Company's net loss of $112, a decrease in prepaid expenses of $45 offset by a decrease in accrued expenses of $72.

Cash provided by investing activities for the three months ended March 31, 2006 and March 31, 2005 was $0.

Cash used in financing activities for the three months ended March 31, 2006 and March 31, 2005 was $0.

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

Some of the factors that might cause these differences include those set forth in of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 which is incorporated herein by reference. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. Forward-looking statements herein are based on information, plans and estimates at the date of this Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., DB Alex. Brown (as successor-in-interest to Deutsche Bank Securities, Inc.), Robertson Stephens, Inc. (formerly known as FleetBoston Robertson Stephens, Inc.), Banc of America Securities, LLC, Goldman Sachs & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets, Inc. (as successor-in-interest to Salomon Smith Barney, Inc.), and J.P. Morgan Securities, Inc. (as successor-in-interest to Hambrecht & Quist, LLC). The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. The lawsuits allege that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Dynabazaar and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Dynabazaar and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court granted preliminary approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court, took under advisement whether to grant final approval to the proposed settlement.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Form 10-K for the year ended December 31, 2005. There have been no material changes from our risk factors previously disclosed in our Form 10-K.


ITEM 6.  EXHIBITS


10.22 Amendment to Administrative Service Agreement dated as of March 23, 2006 between the Company and Barington Capital Group, L.P.

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

                          DYNABAZAAR, INC.

Date: May 15, 2006        By: /s/ William J. Fox
                              ------------------
                          William J. Fox
                          Chief Executive Officer (Principal Executive Officer)


Date: May 15 , 2006       By: /s/ Melvyn Brunt
                             -----------------
                          Melvyn Brunt
                          Chief Financial Officer (Principal Financial and
                          Accounting Officer)