Form 10-Q
period 2006-06-30
DYNABAZAAR INC
filed 2006-08-14
CIK 1053676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

           |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer | |  Accelerated Filer | |  Non-accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

The number of shares outstanding of the registrant's common stock as of August 10, 2006 was 23,491,756.

DYNABAZAAR, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS..................................................................................1
              Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31,
                 2005
              Condensed Consolidated Statements of Operations for the three and six months ended June
                 30, 2006 (unaudited) and 2005 (unaudited)
              Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006
              (unaudited) and 2005 (unaudited)
              Notes to Condensed Consolidated Financial Statements
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............9
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................13
   ITEM 4.   CONTROLS AND PROCEDURES.............................................................................13

PART II. OTHER INFORMATION.......................................................................................14

   ITEM 1.   LEGAL PROCEEDINGS...................................................................................14
   ITEM 1A.  RISK FACTORS......... ..............................................................................15
   ITEM 6.   EXHIBITS............................................................................................16

SIGNATURES.......................................................................................................17


ITEM 1. FINANCIAL STATEMENTS

                       DYNABAZAAR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    June 30,     December 31,
                                                                                      2006          2005
                                                                                   (unaudited)    (audited)
                                                                                    ---------     ---------

 ASSETS
    Current assets:
    Cash and cash equivalents ..................................................... $   3,647     $   9,125
    Accounts receivable ...........................................................     1,875
    Inventory, finished goods .....................................................     2,623
    Prepaid expenses ..............................................................       486           341
    Other current assets ..........................................................        24
                                                                                     ---------     ---------

       Total current assets ......................................................  $   8,655     $   9,466

  Fixed assets .................................................................           95
  Goodwill .....................................................................        2,321
  Deposits .....................................................................            4
  Other assets, long-term prepaid expenses .....................................          829           996
                                                                                    ---------     ---------

       Total assets ............................................................    $  11,904     $  10,462
                                                                                    =========     =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable ..........................................................     $   1,672     $    --
    Accrued expenses and other current liabilities ............................           240           206
                                                                                    ---------     ---------

       Total current liabilities ...............................................        1,912           206
                                                                                    ---------     ---------

 Stockholders' equity:
 Common stock, $0.001 par value; 90,000,000 shares authorized; 29,526,385 shares issued at June 30, 2006 and
   December 31, 2005 ...........................................................           30            30
 Additional paid-in capital ....................................................      151,686       151,667
 Accumulated other comprehensive income, net ...................................          260           260
 Accumulated deficit ...........................................................     (137,514)     (137,231)
                                                                                    ---------     ---------
                                                                                       14,462        14,726
 Less: Common stock held in treasury, at cost; 6,116,429 at June 30, 2006 and
   December 31, 2005 ...........................................................       (4,470)       (4,470)
                                                                                    ---------     ---------

 Total stockholders' equity ....................................................        9,992        10,256
                                                                                    ---------     ---------

 Total liabilities and stockholders' equity ....................................    $  11,904     $  10,462
                                                                                    =========     =========


     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                            Three Months Ended       Six Months Ended
                                                               June 30,                  June 30,
                                                           2006         2005         2006         2005
                                                         --------     --------     --------     --------
 Revenues ...........................................    $   --       $   --       $   --       $   --

 Operating expenses, general and administrative .....         270          270          485          604
                                                         --------     --------     --------     --------

 Loss from operations ...............................        (270)        (270)        (485)        (604)
                                                         --------     --------     --------     --------

 Other income
    Interest .........................................         99           78          202          137
                                                         --------     --------     --------     --------

 Net loss ...........................................    $   (171)    $   (192)    $   (283)    $   (467)
                                                         ========     ========     ========     ========

 Net loss per share:
    Basic ............................................   $  (0.01)    $  (0.01)    $  (0.01)    $  (0.02)
                                                         ========     ========     ========     ========
    Diluted ..........................................   $  (0.01)    $  (0.01)    $  (0.01)    $  (0.02)
                                                         ========     ========     ========     ========

Weighted average number of common shares outstanding:
 Basic ..............................................      23,410       26,673       23,410       26,969
                                                         ========     ========     ========     ========

 Diluted ............................................      23,410       26,673       23,410       26,969
                                                         ========     ========     ========     ========



     See accompanying notes to condensed consolidated financial statements.

                       DYNABAZAAR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                    Six Months Ended
                                                                       June 30,
                                                                   ------------------
                                                                    2006        2005
                                                                   -------     -------
NET CASH USED IN OPERATING ACTIVITIES .........................    $  (163)    $  (379)
                                                                   -------     -------

NET CASH USED IN INVESTING ACTIVITIES
Acquisition of Southern Imaging and Video Solution, net of cash
 acquired of $240 .............................................     (3,452)       --
                                                                   -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock .....................                      31
  Purchase of treasury stock .................................                  (1,152)
  Payment of revolver facility ...............................      (1,863)
                                                                   -------     -------

NET CASH USED IN FINANCING ACTIVITIES .........................     (1,863)     (1,121)
                                                                   -------     -------


EFFECTS OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS        --           (49)
                                                                   -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................     (5,478)     (1,549)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................      9,125       8,989
                                                                   -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................    $ 3,647     $ 7,440
                                                                   =======     =======


 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
 AND FINANCING ACTIVITIES:

 The Company purchased substantially all of the assets of Southern Imaging and Video Solutions, pursuant to the transactions contemplated by the Asset Purchase Agreement for the initial consideration of $3,766,177. In conjunction with the acquisition common stock is issuable and liablities were assumed as follows:

   Fair value of asstes acquired                                 $ 7,263,270
   Cash paid                                                      (3,692,577)
   Common stock issuable                                             (73,600)
                                                             ----------------

    Liabilities assumed*                                         $ 3,497,093
                                                             ================

*Includes assumption of revolver facility by Costar, of approximately
 $1.8 million.


     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

OVERVIEW

Dynabazaar, Inc. (the "Company") was incorporated in the State of Delaware in February 1997 as "Fairmarket, Inc." Through September 3, 2003, we were an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

In connection with the cessation of our online auction business, we relocated our principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P., a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our President and Chief Executive Officer and sits on our Board of Directors.

From January 2003 until the completion of the acquisition as discussed below, we have not operated any business and have been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

Our common stock trades on the NASDAQ OTC bulletin board under the symbol "FAIM.OB". Our common stock was quoted on the NASDAQ National Market, but was delisted on June 24, 2004.

As previously disclosed in a Form 8-K filed by the Company on May 11, 2006, William J. Fox delivered to the secretary of the Company notice of his resignation as a director and President and Chief Executive Officer of the Company, effective as of the close of business on May 15, 2006. Mr. Fox had no disagreements with the Company on any matters related to the Company's operations, policies or practices. On May 9, 2006, the Board of Directors of the Company appointed James A. Mitarotonda, who is currently a member of the Company's Board, to serve as the Company's President and Chief Executive Officer, effective as of May 16, 2006.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Dynabazaar for the six months and three months ended June 30, 2006 and 2005 are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2005. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC"). The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended June 30, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of our wholly-owned (inactive) subsidiaries. Significant intercompany transactions and balances have been eliminated.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Compensation", which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation," or SFAS No. 123, and supersedes APB No. 25, "Accounting for Stock Issues to Employees." Among other items, SFAS No. 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our condensed consolidated financial statements as of June 30, 2005 and for the six months then ended have not been restated to reflect the impact of SFAS No. 123R.

In the six months ended June 30, 2006, we recognized stock-based compensation expense of $19,000 in our condensed consolidated financial statements, which was entirely related to stock options. This amount includes compensation expense for fully vested stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. There was no stock-based compensation recognized for the three months ended June 30, 2006.

Prior to January 1, 2006, the Company had chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in APB No. 25 and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid by the employee to acquire the stock under the terms of the stock option. Subsequent changes to option terms can also give rise to compensation. Stock-based compensation issued to non-employees is measured and recorded using the fair value method prescribed in SFAS No. 123.

Consistent with the disclosure provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share, for the three and six month periods ended June 30, 2005, would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model, which takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.

                                                                Three Months             Six Months
                                                                    Ended                   Ended
                                                                  June 30,                June 30,

                                                                ---------------          ------------
                                                                    2005                    2005
                                                               ----------------          ------------
Net loss - as reported                                                  $ (192)             $ (467)
Less stock-based compensation expense determined under                                         (10)
  fair value based method, net of tax effects
                                                                ---------------        ------------
Net loss, pro forma                                                     $ (192)             $ (477)
                                                                ================          ============

Basic and diluted net income (loss) per share - as reported             $ (0.01)           $ (0.02)
Basic and diluted net income (loss) per share - pro forma               $ (0.01)           $ (0.02)


                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. Finally, SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.

NOTE 2 - ACQUISITION:

On June 20, 2006, Costar Video Systems, LLC ("Costar") and Video Solutions Technology Center, LLC ("VSTC"), direct and indirect wholly owned subsidiaries of the Company, completed the acquisition (the "Acquisition") of substantially all of the assets of Southern Imaging, Inc., a Texas Corporation ("Southern Imaging"), and Video Solutions Technology Center, Inc., a Nevada corporation ("Video Solutions"), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006 (the "Asset Purchase Agreement"), by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. However, the acquisition is being accounted for as if it was effectively completed on June 30, 2006.

Costar, the Company's subsidiary which acquired Southern Imaging's assets, will design, source and distribute video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of Video Solutions, will provide product design and development, technical support and repair services for Costar.

The consideration for the Acquisition was up to approximately $9.5 million (including contingent consideration), consisting of $73,600 through the issuance of 200,000 shares of the common stock of Dynabazaar (valued at $0.368 which was the arithmetic average of the previous 10 trading days close), a cash payment of approximately $3.7 million (including a finders fee payment of approximately $154,000 and the payoff of shareholder loans of approximately $612,000) less the value of the 200,000 shares of Dynabazaar common stock the assumption of certain liabilities of approximately $3.5 million, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain level of sales and EBITDA after the closing through 2009. At June 30, 2006, we had not yet issued the common stock to the former owners of Southern Imaging and accordingly it is reflected as a liability on the condensed consolidated balance sheet at June 30, 2006.

There were no material relationships between the Company or its affiliates and any of the parties to the Asset Purchase Agreement, other than in respect of such agreement.

ALLOCATION OF PURCHASE PRICE

Purchase Price Paid                                         $3,766

       Allocated to:
       Fair value of assets acquired:
       Cash                                                   240
       Prepaids                                               105
       Deposits                                                 4
       Accounts Receivable net                              1,875
       Inventory                                            2,623
       Property & Equipment net                                95
       Goodwill                                             2,321
                                                            -----
           Total                                            7,263

       Liabilities assumed:
       Accounts Payable & Other                            (1,634)
       Revolver facility                                   (1,863)
                                                           -------
       Net purchase price                                  $3,766
                                                           ------

An independent appraisal will be conducted of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customers lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of Southern Imaging and Video Solutions. The results of this appraisal may give rise to among other things, goodwill. Goodwill of approximately $2,321 will be adjusted for amounts provided for in the Asset Purchase Agreement and will be reclassified upon results of an independent appraisal

The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the periods ended June 30, 2006 and 2005.

                              Three Months Ended          Six Months Ended
                                  June 30,                    June 30,
                             ---------------------       -----------------
                              2006          2005         2006         2005
                             ------         ----       ------        ----
Total Revenue                $3,782        $2,248      $7,545       $3,964
 Net income (loss)               42            30         122         (166)

Net income (loss) per share
Basic                         $0.01         $0.01       $0.01       $(0.01)
Diluted                       $0.01         $0.01       $0.01       $(0.01)

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
BUSINESS

Costar designs, sources and distributes video and imaging products for the security and industrial markets. The product line for the security market consists primarily of closed circuit television ("CCTV") cameras, while the product line for the industrial market is comprised of cameras and lenses utilized by biomedical and manufacturing companies.

The production of all units distributed by Costar is outsourced to contract manufacturers, and the majority of revenues are derived from sales of products under the Costar(TM) brand. The balance of Costar's business is generated from
(a) a private label business and (b) the distribution of other companies' branded products.

Video Solutions provides product design and development, technical support and repair services for Costar.

NOTE 3 - NET LOSS PER SHARE:

The number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the six months and three months ended June 30, 2006 and 2005, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

NOTE 4 - LEGAL PROCEEDINGS:

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


NOTE 5 - INCOME TAXES:

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



NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS:

At June 30, 2006, the Company had two customers that had balances that exceeded 10% of the total gross accounts receivable balance.

At June 30, 2006, the Company had two suppliers that were owed amounts that exceeded 10% of the total accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

OVERVIEW AND RECENT EVENTS

Dynabazaar, Inc. (the "Company", "Dynabazaar" or "we") was incorporated in the State of Delaware in February 1997 as "Fairmarket, Inc." Through September 3, 2003, we were an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from "Fairmarket, Inc." to "Dynabazaar, Inc."

In connection with the cessation of our online auction business, we relocated our principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P., a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our President and Chief Executive Officer and sits on our Board of Directors.

From January 2003 until the completion of the Acquisition, we have not operated any business and have been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

Our common stock trades on the NASDAQ OTC bulletin board under the symbol "FAIM.OB". Our common stock was quoted on the NASDAQ National Market, but was delisted on June 24, 2004.

As previously disclosed in our Form 8-K on May 11, 2006, William J. Fox delivered to our secretary notice of his resignation our director and President and Chief Executive Officer, effective as of the close of business on May 15, 2006. Mr. Fox had no disagreements with us on any matters related to our operations, policies or practices. On May 9, 2006, our Board of Directors appointed James A. Mitarotonda, who is currently a member of our Board, to serve as our President and Chief Executive Officer, effective as of May 16, 2006.

ACQUISITION

On June 20, 2006, Costar Video Systems, LLC ("Costar") and Video Solutions Technology Center, LLC ("VSTC"), direct and indirect wholly owned subsidiaries of the Company, completed the acquisition (the "Acquisition") of substantially all of the assets of Southern Imaging, Inc., a Texas Corporation ("Southern Imaging"), and Video Solutions Technology Center, Inc., a Nevada corporation ("Video Solutions"), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006 (the "Asset Purchase Agreement"), by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. However, the acquisition is being accounted for as if it was effectively completed on June 30, 2006.

Costar, the Company's subsidiary which acquired Southern Imaging's assets, will design, source and distribute video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of Video Solutions, will provide product design and development, technical support and repair services for Costar.

The consideration for the Acquisition was up to approximately $9.5 million (including contingent consideration), consisting of $73,600 through the issuance of 200,000 shares of the common stock of Dynabazaar (valued at $0.368 which was the arithmetic average of the previous 10 trading days close), a cash payment of approximately $3.7 million (including a finders fee payment of approximately $154,000 and the payoff of shareholder loans of approximately $612,000) less the value of the 200,000 shares of Dynabazaar common stock the assumption of certain liabilities of approximately $3.5 million, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain level of sales and EBITDA after the closing through 2009. At June 30, 2006, we had not yet issued the common stock to the former owners of Southern Imaging and accordingly it is reflected as a liability on the condensed consolidated balance sheet at June 30, 2006.

There were no material relationships between the Company or its affiliates and any of the parties to the Asset Purchase Agreement, other than in respect of such agreement.

BUSINESS

Costar designs, sources and distributes video and imaging products for the security and industrial markets. The product line for the security market consists primarily of closed circuit television ("CCTV") cameras, while the product line for the industrial market is comprised of cameras and lenses utilized by biomedical and manufacturing companies.

The production of all units distributed by Costar is outsourced to contract manufacturers, and the majority of revenues are derived from sales of products under the CostarTM brand. The balance of Costar's business is generated from (a) a private label business and (b) the distribution of other companies' branded products.

Video Solutions provides product design and development, technical support and repair services for Costar.

BUSINESS ACQUISITION ($ IN THOUSANDS)

On June 20, 2006, Costar Video Systems, LLC ("Costar") and Video Solutions Technology Center, LLC ("VSTC"), direct and indirect wholly owned subsidiaries of Dynabazaar, Inc., a Delaware corporation (the "Registrant", "Dynabazaar", the "Company" or "we"), completed the acquisition (the "Acquisition") of substantially all of the assets of Southern Imaging, Inc., a Texas Corporation ("Southern Imaging"), and Video Solutions Technology Center, Inc., a Nevada corporation ("Video Solutions"), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006 (the "Asset Purchase Agreement"), by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. However, the acquisition is being accounted for as if it was effectively completed on June 30, 2006.

Costar, the Company's subsidiary which acquired Southern Imaging's assets, will design, source and distribute video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of Video Solutions, will provide product design and development, technical support and repair services for Costar.

The consideration for the Acquisition was up to approximately $9.5 million (including contingent consideration), consisting of $73,600 through the issuance of 200,000 shares of the common stock of Dynabazaar (valued at $0.368 which was the arithmetic average of the previous 10 trading days close), a cash payment of approximately $3.7 million (including a finders fee payment of approximately $154,000 and the payoff of shareholder loans of approximately $612,000) less the value of the 200,000 shares of Dynabazaar common stock the assumption of certain liabilities of approximately $3.5 million, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain level of sales and EBITDA after the closing through 2009. At June 30, 2006, we had not yet issued the common stock to the former owners of Southern Imaging and accordingly it is reflected as a liability on the condensed consolidated balance sheet at June 30, 2006.

There were no material relationships between Registrant or its affiliates and any of the parties to the Asset Purchase Agreement, other than in respect of such agreement.





ALLOCATION OF PURCHASE PRICE
Purchase Price Paid                                            $3,766

       Allocated to:
       Fair value of assets acquired:
       Cash                                                       240
       Prepaids                                                   105
       Deposits                                                     4
       Accounts Receivable net                                  1,875
       Inventory                                                2,623
       Property & Equipment net                                    95
       Goodwill                                                 2,321
                                                                -----
          Total                                                 7,263
       Liabilities assumed:
       Accounts Payable & Other                                (1,634)
       Revolver facility                                       (1,863)
                                                               ------
       Net purchase price                                      $3,766
                                                               ------

An independent appraisal will be conducted of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customers lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of Southern Imaging and Video Solutions. The results of this appraisal may give rise to among other things, goodwill. Goodwill of approximately $2,321 will be adjusted for amounts provided for in the Asset Purchase Agreement and will be reclassified upon results of an independent appraisal.

The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the periods ended June 30 2006 and 2005.

                              Three Months Ended          Six Months Ended
                                  June 30,                    June 30,
                             ---------------------       -----------------
                              2006          2005         2006         2005
                             ------         ----       ------        ----
Total Revenue                $3,782        $2,248      $7,545       $3,964
 Net income (loss)               42            30         122         (166)

Net income (loss) per share
Basic                         $0.01         $0.01       $0.01       $(0.01)
Diluted                       $0.01         $0.01       $0.01       $(0.01)


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

Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (IN THOUSANDS)

For the three months ended June 30, 2006 and June 30, 2005, our net loss was $171 and $192, respectively.

Revenue

For the three months ended June 30, 2006 and June 30, 2005, total revenue was $0 and $0 respectively

Operating Expenses

For the three months ended June 30, 2006, general and administrative expenses were $270 compared to $270 for the three months ended June 30, 2005.

Other Income and (Expense)

For the three months ended June 30, 2006 and June 30, 2005, other income and expense net was $99 and $78, respectively, an increase of 27%. The increase is due primarily to an increase in interest earned on cash deposits.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (IN THOUSANDS)

For the six months ended June 30, 2006 and June 30, 2005, our net loss was $283 and $467, respectively.

Revenue
For the six months ended June 30, 2006 and June 30, 2006, total revenue was $0 and $0, respectively.

Operating Expenses

For the six months ended June 30, 2006 general and administrative expenses were $485 compared to $604 for the six months ended June 30, 2005. Major reductions were board of directors fees of $37, administrative fees of $30 and consulting fees of $33.

Other Income and Expenses
For the six months ended June 30, 2006 and June 30, 2005, other income and expense net was $202 and $137 respectively. The increase reflects the upward trend in interest rates experienced over the last twelve months.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

At June 30, 2006, cash and cash equivalents totaled $3,647.

Cash used in operating activities was $163 for the six months ended June 30, 2006, compared to cash used of $379 for the six months ended June 30, 2005. Cash used in operating activities for the period ended June 30, 2006 primarily reflects the Company's net loss of $283.

Cash used in investing activities for the six months ended June 30, 2006 was $3,452 compared to $0 for the six months ended June 30, 2005. The cash used represents net cash disbursed to the former owners of Southern Imaging relative to the asset purchase.

Cash used in financing activities for the six months ended June 30, 2006 was $1,863 compared to $1,121 for the period ended June 30, 2005. The cash used for the six months ended June 30, 2006 reflects a payment to a bank to payoff an assumed liability of the Acquisition.

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

ITEM 1A.  RISK FACTORS

RELIANCE ON MANUFACTURING SOURCES

We outsource production of our products to contract manufacturers. Our manufacturers' ability to complete our orders on a timely basis while maintaining high product quality is important to our operational success. The manufacturers' failure to live up to the production standards might cause brand equity damage and legal liability exposure. Such events could have a material adverse effect on our financial performance. Despite the precautionary measures we have taken to avoid manufacturing defects and delays, replacing an existing manufacturer with a new one is a complicated and a time intensive process.

RAPID TECHNOLOGY CHANGES WITHIN INDUSTRY

Vision imaging products are subject to technology changes, causing the industry to set new standards and practices. Such changes could substantially decrease the demand for our current product lines, thus hindering our operational and financial performance.

INTENSIFYING COMPETITION

Competitiveness has intensified in recent years. Larger competitors may respond more quickly to rapid technological changes, as they have more capital and resources available to devote to research and development, manufacturing changes and marketing. Increased competition could force us to decrease our prices thus eroding our margins, which could negatively impact our operational and financial performance.

RETAINING QUALITY PERSONNEL

The key to our success is dependant on the dedication, talents and hard work of our personnel. In order to fulfill our growth targets we must retain and attract high quality employees and management. Losing key personnel would likely be detrimental to our success.

MERGER AND ACQUISITION COSTS

Our growth strategy may include the acquisition of complimentary businesses. The integration of an acquired business might have difficult consequences. Transaction and integration costs could affect operational and financial performance of our business as a whole. Synergies identified pre-closing may not materialize. Management's attention might be temporarily diverted from running our business.

DELISTED FROM THE NASDAQ NATIONAL MARKET

Registrant's common stock was delisted from trading on The NASDAQ National Market in 2004 by reason of not maintaining listing requirements due to the lack of tangible business operations and significantly reduced market price of the common stock. As a result, Registrant's common stock currently trades over the counter on the NASDAQ OTC Bulletin Board, and the ability of Registrant's stockholders to obtain liquidity and consistent market prices for Registrant's shares has been significantly impaired.

PUBLIC COMPANY EXPENSES

As a public company, Registrant incurs significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, has required changes in corporate governance practices of public companies. These rules and regulations increase legal and financial compliance costs and make some activities more time consuming and costly. In addition, Registrant incurs additional costs associated with its public company reporting requirements. These rules and regulations also may make it more difficult and more expensive for Registrant to obtain director and officer liability insurance, and Registrant may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

ITEM 6.  EXHIBITS


2.2 Asset Purchase Agreement dated as of June 20, 2006 by and among Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC (1)
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2     Press Release of Dynabazaar, Inc. dated June 26, 2006 (1)

---

* Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Form 8-K (No. 000-29423) filed with the SEC on June 26, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DYNABAZAAR, INC.

Date: August 14, 2006      By:   /s/ James Mitarotonda
                                 ---------------------
                                 James Mitarotonda
                                 Chief Executive Officer (Principal
                                 Executive Officer)


Date: August 14, 2006      By:   /s/ Melvyn Brunt
                                 ----------------
                                 Melvyn Brunt
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)