Form 10-Q
period 2006-09-30
DYNABAZAAR INC
filed 2006-11-14
CIK 1053676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

             / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

            /___/  For the Quarterly Period Ended September 30, 2006

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


Large Accelerated Filer / /   Accelerated Filer / /   Non-accelerated Filer /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes / / No /X/

The number of shares outstanding of the registrant's common stock as of November 11, 2006 was 23,691,756

DYNABAZAAR, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS..................................................................................1
              Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December
                 31, 2005
              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (unaudited) and 2005
                 (unaudited)
              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (unaudited) and 2005
                 (unaudited)
              Notes to Condensed Consolidated Financial Statements
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............11
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................15
   ITEM 4.   CONTROLS AND PROCEDURES.............................................................................16

PART II. OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS...................................................................................16
   ITEM 1A.  RISK FACTORS......... ..............................................................................17
   ITEM 6.   EXHIBITS............................................................................................19

SIGNATURES.......................................................................................................19


ITEM 1.        FINANCIAL STATEMENTS

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      September 30,          December 31,
                                                                                          2006                   2005
                                                                                       (unaudited)             (audited)
                                                                                    -----------------     ------------------
ASSETS
Current assets:
 Cash and cash equivalents......................................................       $   3,102             $   9,125
 Accounts receivable, net.......................................................           1,950                    --
 Inventory, finished goods......................................................           3,178                    --
 Prepaid expenses...............................................................             387                   341
 Other current assets...........................................................              36                    --
                                                                                       ---------             ---------
    Total current assets........................................................           8,653                 9,466

  Fixed assets..................................................................             106                    --
  Goodwill......................................................................           2,429                    --
  Deposits......................................................................               4                    --
  Other assets, long-term prepaid expenses .....................................             829                   996
                                                                                       ---------             ---------
    Total assets................................................................       $  12,021             $  10,462

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable...............................................................       $   1,169             $      --
 Accrued expenses and other current liabilities.................................             594                   206
                                                                                       ---------             ---------
    Total current liabilities...................................................           1,763                   206
                                                                                       ---------             ---------

 Stockholders' equity:
 Common stock, $0.001 par value; 90,000,000 shares authorized; 29,726,385 shares
   issued at September 30, 2006 and 29,526,385 December 31, 2005................              30                    30
 Additional paid-in capital.....................................................         151,759               151,667
 Accumulated other comprehensive income, net....................................             260                   260
 Accumulated deficit............................................................        (137,321)             (137,231)
                                                                                       ---------             ---------
                                                                                          14,728                14,726
 Less: Common stock held in treasury, at cost; 6,116,429 at September 30, 2006
    and December 31, 2005.......................................................          (4,470)               (4,470)
                                                                                       ---------             ---------

 Total stockholders' equity.....................................................          10,258                10,256
                                                                                       ---------             ---------

 Total liabilities and stockholders' equity.....................................       $  12,021             $  10,462
                                                                                       =========             =========

     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                           -----------------------         ----------------------
                                                            2006            2005           2006            2005
                                                           -------          ------         -------        -------

 Revenues............................................      $ 3,614          $   --         $ 3,614        $    --

 Cost of goods sold..................................        2,856              --           2,856             --

 Gross profit........................................          758              --             758             --

 Operating expenses, general and administrative......          615             236           1,099            840

 Income (loss) from operations                                 143            (236)           (341)          (840)

 Other income
 Interest............................................           50             128             251            265
 Gain on sale of asset...............................           --           2,000              --          2,000
                                                           -------          ------         -------        -------
                                                                50           2,128             251        $ 2,265
                                                           -------          ------         -------        -------

 Net income (loss)...................................      $   193          $1,892         $   (90)       $ 1,425
                                                           =======          ======         =======        =======

 Net income (loss) per share:
 Basic...............................................      $  0.01          $ 0.08         $ (0.00)       $  0.06
                                                           =======          ======         =======        =======
 Diluted.............................................      $  0.01          $ 0.08         $ (0.00)       $  0.06
                                                           =======          ======         =======        =======

Weighted average number of common shares outstanding:
 Basic...............................................       23,414          23,410          23,412         25,765
                                                           =======          ======         =======        =======

 Diluted.............................................       23,480          23,554          23,412         25,787
                                                           =======          ======         =======        =======


     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                -----------------------
                                                                                 2006            2005
                                                                                -------         -------

 NET CASH USED IN OPERATING ACTIVITIES....................................       $ (600)        $  (405)
                                                                                -------         -------

 CASH FLOWS FROM INVESTING ACTIVITIES.....................................
 Acquisition of Southern Imaging and Video Solution, net of cash                 (3,560)             --
  acquired of $240
 Proceeds from sale of assets                                                        --           2,000
                                                                                -------         -------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES......................       (3,560)          2,000
                                                                                -------         -------

 CASH FLOWS FROM FINANCING ACTIVITIES.....................................
     Proceeds from issuance of common stock                                          --              31
     Purchase of treasury stock                                                      --          (1,430)
     Payment of revolver facility                                                (1,863)             --
                                                                                -------         -------

 NET CASH USED IN FINANCING ACTIVITIES....................................       (1,863)         (1,399)
                                                                                -------         -------


 EFFECTS OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS...........           --             (53)
                                                                                -------         -------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................       (6,023)            143

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................        9,125           8,989
                                                                                -------         -------

 CASH AND CASH EQUIVALENTS, END OF PERIOD.................................      $ 3,102         $ 9,132
                                                                                =======        ========


 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
 AND FINANCING ACTIVITIES:

 The Company purchased substantially all of the assets of Southern Imaging and Video Solutions, pursuant to the transactions contemplated by the Asset Purchase Agreement for the initial consideration of $3,874,000. In conjunction with the acquisition common stock was issued and liablities were assumed as follows:

   Fair value of assets acquired                                    $ 7,371,000
   Cash paid                                                         (3,800,000)
   Common stock issued                                                  (74,000)
                                                                    -----------

    Liabilities assumed                                             $ 3,497,000
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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


THE COMPANY

OVERVIEW

Dynabazaar, Inc. (the "Company") was incorporated in the State of Delaware in February 1997 as "Fairmarket, Inc." Through September 3, 2003, the Company was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, the Company sold substantially all of its operating assets to eBay, Inc. ("eBay") for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement the Company entered into with eBay on June 20, 2003. Following the closing of the asset sale, the Company changed its name from "Fairmarket, Inc." to "Dynabazaar, Inc."

In connection with the cessation of the Company's online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is the Company's President and Chief Executive Officer and sits on the Company's Board of Directors.

From January 2003 until June 20, 2006, the Company did not operate any business and was settling its remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

The Company's common stock trades on the NASDAQ OTC Bulletin Board under the symbol "FAIM.OB". The Company's common stock was quoted on the NASDAQ National Market, but was delisted on June 24, 2004.

As previously disclosed in a Form 8-K filed by the Company on June 26, 2006, Costar Video Systems, LLC ("Costar") and Video Solutions Technology Center, LLC ("VSTC"), direct and indirect wholly owned subsidiaries of the Company, completed the acquisition (the "Acquisition") of substantially all of the assets of Southern Imaging, Inc., a Texas corporation ("Southern Imaging"), and Video Solutions Technology Center, Inc., a Nevada corporation ("Video Solutions"), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006 ( the "Asset Purchase Agreement"), by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. Costar, the Company's subsidiary which acquired Southern Imaging's assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar. The consideration for the Acquisition was up to approximately $9.5 million, consisting of the issuance at closing of 200,000 shares of the common stock of Dynabazaar, a cash payment of $3 million less the value of the 200,000 shares of Dynabazaar common stock, the assumption of approximately $2.475 million of certain long-term debt and related party notes payable, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

As previously disclosed in a Form 8-K filed by the Company on September 21, 2006, Costar entered into a strategic alliance agreement with Sielox, LLC ("Sielox"), a subsidiary of L Q Corporation, Inc. ("L Q Corporation"), dated as September 15, 2006, pursuant to which the companies have agreed to explore mutually beneficial opportunities to work together, including, without limitation, through a joint venture, joint sales or joint marketing arrangement, or other business arrangement or strategic alliance. Sielox engages in the development, design and distribution of open architecture access control software, programmable controllers, readers and identity cards used to provide access control security to end users such as office buildings, factories, universities and hospitals. Costar and Sielox are also parties to a distribution agreement, dated July 31, 2006, pursuant to which Sielox was appointed as an authorized distributor of certain products of Costar.

Barington and a group of other investors which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and L Q Corporation. James A. Mitarotonda, who serves as a director, President and Chief Executive Officer of Dynabazaar, is Chairman, President and Chief Executive Officer of a corporation that is the general partner of Barington. Sebastian E. Cassetta, who serves as the Chief Executive Officer of Costar, is a Senior Managing Director and the Chief Operating Officer of Barington. Mr. Cassetta is also a director, President and Chief Executive Officer of L Q Corporation. Barington is party to separate administrative services agreements with Dynabazaar and L Q Corporation, pursuant to which Barington performs certain administrative, accounting and other services on behalf of each company.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION ($ IN THOUSANDS)

The accompanying condensed consolidated financial statements of the Company for the three months and nine months ended September 30, 2006 and 2005 are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2005. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 30,2006. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended September 30, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of our direct and indirect wholly-owned subsidiaries Costar and VSTC. Significant intercompany transactions and balances have been eliminated.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.123(R) Accounting for Stock-Based Compensation. Among other items, SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

The Company adopted SFAS No.123(R) using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company's condensed consolidated financial statements as of September 30, 2005 and for the nine months then ended have not been restated to reflect the impact of SFAS No.123(R).

In the nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $19,000 in its condensed consolidated financial statements, all of which was for stock options. This amount includes compensation expense for fully vested stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Consistent with the disclosure provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share, for the three and nine month periods ended September 30, 2005, would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).


                                                                Three Months                 Nine Months
                                                                    Ended                       Ended
                                                                September 30,               September 30,
                                                                    2005                        2005
                                                               ----------------             --------------
                                                                 (unaudited)                 (unaudited)
                                                               ----------------             --------------
Net income - as reported                                               $ 1,892                    $ 1,425
Less stock-based compensation expense determined under
  fair value based method, net of tax effects                               --                        (10)
                                                               ----------------             --------------
Net loss, pro forma                                                    $ 1,892                    $ 1,415
                                                               ================             ==============

Basic and diluted net income (loss) per share - as reported             $ 0.08                     $ 0.06
Basic and diluted net income (loss) per share - pro forma               $ 0.08                     $ 0.06


The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model, which takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.


NEW ACCOUNTING PRONOUNCEMENTS

   In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements under SFAS No. 109, "Accounting for Income Taxes." Under FIN 48, the tax effects of a position taken on a tax return should be recognized only if it is "more-likely-than-not" that the position would be sustained based solely on its technical merits as of the reporting date. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and also requires significant new annual disclosures in the notes to the consolidated financial statements.

   Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption must be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN 48 at the beginning of its fiscal year 2007. The Company is currently evaluating the various requirements of FIN 48, but we have not yet determined the impact, if any, on our consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.


NOTE 2 - ACQUISITION:

On June 20, 2006, Costar Video and VSTC, completed the acquisition of substantially all of the assets of Southern Imaging and Video Solutions pursuant to the transactions contemplated by the Asset Purchase Agreement. However, the Acquisition is being accounted for as if it was effectively completed on June 30, 2006. Results of operations of Southern Imaging and Video Solutions are included in the condensed consolidated financial statements since June 30, 2006.

Costar, the Company's subsidiary which acquired Southern Imaging's assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar.

The consideration for the Acquisition was up to approximately $9.8 million, consisting of the issuance at closing of 200,000 shares of the common stock of Dynabazaar, a cash payment of $3 million less the value of the 200,000 shares of Dynabazaar common stock, the assumption of aproximately $2.475 million of certain long-term debt and related party notes payable, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain level of sales and EBITDA after the closing.

In addition the Company paid certain acquisition related fees of approximately $262,000. These included a finders fee of approximately $154,000, and a payment of $108,000 to Barington.

There were no material relationships between the Company or its affiliates and any of the parties to the Asset Purchase Agreement, other than in respect of such agreement.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ALLOCATION OF PURCHASE PRICE

Purchase Price Paid                                        $3,874

       Allocated to:
       Fair value of assets acquired:
       Cash                                                   240
       Prepaids                                               105
       Deposits                                                 4
       Accounts receivable, net                             1,875
       Inventory                                            2,623
       Property and equipment, net                             95
       Goodwill                                             2,429
                                                            -----
           Total                                            7,371

       Liabilities assumed:
       Accounts payable and other                          (1,634)
       Revolver facility                                   (1,863)
       Issuance of common stock                               (74)
                                                           ------
       Net purchase price                                  $3,800
                                                           ------

An independent appraisal will be conducted of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customers lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of Southern Imaging and Video Solutions. The results of this appraisal may give rise to among other things, goodwill. Goodwill of approximately $2,429 will be adjusted for amounts provided for in the Asset Purchase Agreement and will be reclassified upon results of an independent appraisal.

The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the periods ended September 30, 2006 and 2005.

                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                 September 30,
                                                     unaudited                                     unaudited
                                                     ---------                                     ---------
                                               2006               2005                     2006               2005
                                              ------               ----                   ------              ----
Total revenue.........................      $  3,614           $  2,906                $  11,154            $ 6,870
Net income (loss).....................           193              2,261                      404              2,094
Net income (loss) per share
Basic.................................      $   0.01           $   0.10                $    0.02            $  0.08
Diluted...............................      $   0.01           $   0.09                $    0.02            $  0.08


NOTE 3 - NET INCOME (LOSS) PER SHARE:

The difference between the number of shares used to compute basic income (loss) per share and diluted income (loss) per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market prices with the proceeds of the exercise. For the three months ended September 30, 2006 and the three and nine months ended September 30, 2005, the additional shares amounted to 65,103 in 2006 and 143,746 and 21,706 in 2005, respectively. For the nine months ended September 30, 2006, basic and diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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



NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS:

At September 30, 2006, the Company generated revenues of approximately 19% from one customer. Approximately 8% of accounts receivable at September 30, 2006 was from this customer.

At September 30, 2006, the Company had two major suppliers that were owed approximately 49% of the total accounts payable.

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

From January 2003 until June 20, 2006, the Company did not operate any business and was settling its remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

The Company's common stock trades on the NASDAQ OTC Bulletin Board under the symbol "FAIM.OB". The Company's common stock was quoted on the NASDAQ National Market, but was delisted on June 24, 2004.

As previously disclosed in a Form 8-K filed by the Company on June 26, 2006, Costar Video Systems, LLC ("Costar") and Video Solutions Technology Center, LLC ("VSTC"), direct and indirect wholly owned subsidiaries of the Company completed the acquisition (the "Acquisition") of substantially all of the assets of Southern Imaging, Inc., a Texas Corporation ("Southern Imaging"), and Video Solutions Technology Center, Inc., a Nevada corporation ("Video Solutions"), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006 ( the "Asset Purchase Agreement"), by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. Costar, the Company's subsidiary which acquired Southern Imaging's assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of Video Solutions, will provide product design and development, technical support and repair services for Costar. The consideration for the Acquisition was up to approximately $9.8 million (including contingent consideration), consisting of $73,600 through the issuance of 200,000 shares of the the Company's common stock (valued at $0.368 which was the arithmetic average of the previous 10 trading days close), a cash payment of approximately $3.8 million (including a finders fee payment of approximately $154,000, payment of $108,000 to Barington and the payoff of shareholder loans of approximately $612,000) less the value of the 200,000 shares of the Company's common stock and the assumption of certain long term liabilities of approximately $1.9 million, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing through 2009. On September 29, 2006, the 200,000 shares of Dynabazaar common stock were issued.

As previously disclosed in a Form 8-K filed by the Company, on September 21, 2006 Costar entered into a strategic alliance agreement with Sielox, LLC ("Sielox"), a subsidiary of LQ Corporation, Inc. ("LQ Corporation"), dated as September 15, 2006, pursuant to which the companies have agreed to explore mutually beneficial opportunities to work together, including, without limitation, through a joint venture, joint sales or joint marketing arrangement, or other business arrangement or strategic alliance. Sielox engages in the development, design and distribution of open architecture access control software, programmable controllers, readers and identity cards used to provide access control security to end users such as office buildings, factories, universities and hospitals. Costar and Sielox are also parties to a distribution agreement, dated July 31, 2006, pursuant to which Sielox was appointed as an authorized distributor of certain products of Costar.

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

Costar, the Company's subsidiary which acquired Southern Imaging's assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar.

The consideration for the Acquisition was up to approximately $9.8 million, consisting of the issuance at closing of 200,000 shares of the common stock of Dynabazaar, a cash payment of $3 million less the value of the 200,000 shares of Dynabazaar common stock, the assumption of aproximately $2.475 million of certain long-term debt and related party notes payable, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing.

In addition the Company paid certain acquisition related fees of approximately $262,000. These included a finders fee of approximately $154,000 and a payment of $108,000 financial advisory fee to Barington.

There were no material relationships between Registrant or its affiliates and any of the parties to the Asset Purchase Agreement, other than in respect of such agreement.

ALLOCATION OF PURCHASE PRICE
Purchase Price Paid                                             $3,874

       Allocated to:
       Fair value of assets acquired:
       Cash                                                        240
       Prepaids                                                    105
       Deposits                                                      4
       Accounts receivable, net                                  1,875
       Inventory                                                 2,623
       Property and equipment, net                                  95
       Goodwill                                                  2,429
                                                                 -----
          Total                                                  7,371

       Liabilities assumed:
       Accounts payable and other                               (1,634)
       Revolver facility                                        (1,863)
       Issuance of common stock                                    (74)
                                                                ------
       Net purchase price                                       $3,800
                                                                ------


An independent appraisal will be conducted of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customers lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of Southern Imaging and Video Solutions. The results of this appraisal may give rise to among other things, goodwill. Goodwill of approximately $2,429 will be adjusted for amounts provided for in the Asset Purchase Agreement and will be reclassified upon results of an independent appraisal.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 ($IN THOUSANDS)

Net Income

For the three months ended September 30, 2006 and September 30, 2005, our net income was $193 and $1,892, respectively. Net income in 2005 included $2,000 from the proceeds of an escrow agreement with eBay Inc. ("eBay").

Revenue

For the three months ended September 30, 2006 and September 30, 2005, total revenue was $3,614 and $0, respectively. Total revenue for the three months ended September 30, 2006 is entirely attributable to the activities of our recently acquired subsidiaries Costar and Video Solutions.

Operating Expenses

For the three months ended September 30, 2006, general and administrative expenses were $615 compared to $236 for the three months ended September 30, 2005. The increase is due primarily to new business.

Other Income, net

For the three months ended September 30, 2006 and September 30, 2005, other income, net was $50 and $2,128, respectively. The decrease is due primarily to the receipt of approximately $2,000 in proceeds pursuant to an Escrow Agreement with eBay in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 ($ IN THOUSANDS)

Net Income (Loss)

For the nine months ended September 30, 2006 and September 30, 2005, the Company's net income (loss) was $(90) and $1,425, respectively.

Revenue
For the nine months ended September 30, 2006 and September 30, 2005, total revenue was $3,614 and $0, respectively.

Operating Expenses

For the nine months ended September 30, 2006, general and administrative expenses were $1,099, compared to $840 for the nine months ended September 30, 2005. This represents a general increase in expenses due to the activities of our recently acquired subsidiaries, Costar and Video Solutions.

Other Income and Expenses

For the nine months ended September 30, 2006 and September 30, 2005, other income and expense, net, was $251 and $2,265, respectively. The decrease reflects the receipt of approximately $2,000 from the proceeds of an escrow agreement with eBay.

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

At September 30, 2006, cash and cash equivalents totaled $3,102.

Cash used in operating activities was $600 for the nine months ended September 30, 2006, compared to cash used of $405 for the nine months ended September 30, 2005. Cash used in operating activities for the period ended September 30, 2006 primarily reflects the activities of our recently acquired subsidiaries, Costar and Video Solutions.

Cash used in investing activities for the nine months ended September 30, 2006 was $3,560 compared to cash provided of $2,000 for the nine months ended September 30, 2005. The cash used represents net cash disbursed to the former owners of Southern Imaging pursuant to the Asset Purchase Agreement. The cash provided represents the receipt of approximately $2,000 in proceeds pursuant to an escrow agreement with eBay.

Cash used in financing activities for the nine months ended September 30, 2006 was $1,863, compared to $1,399 for the period ended September 30, 2005. The cash used for the nine months ended September 30, 2006 reflects a payment to a bank to pay off liability assumed by one of our subsidiaries in connection with the Acquisition. The cash used for the nine months ended September 30, 2005 was for the purchase of treasury stock.

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

ITEM 4.  CONTROLS AND PROCEDURES


As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13d-15(e) or Rule 15d-15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. No change in our internal control over financial reporting (as defined in Rule 13d-15(f) or Rule 15d-15(f) of the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.


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


31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Press Release of Dynabazaar, Inc. dated June 26, 2006 (1)

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DYNABAZAAR, INC.

Date: November 14, 2006                      By: /s/ James Mitarotonda
                                                 ------------------------------
                                             James Mitarotonda
                                             Chief Executive Officer (Principal
                                             Executive Officer)

Date: November 14, 2006                      By: /s/ Melvyn Brunt
                                                 ------------------------------
                                             Melvyn Brunt
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)