Form 10-K
period 2006-12-31
DYNABAZAAR INC
filed 2007-04-04
CIK 1053676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                                   ----------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act. Yes |_| No |X|

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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of June 30, 2006, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $8,884,408 based on the closing sales price of the registrant's common stock as reported on the Over-the-Counter Bulletin Board as of such date.

The number of shares outstanding of the registrant's common stock as of March 14, 2007 was 23,691,756.

                                DYNABAZAAR, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                                                            PAGE
                                                                            ----
PART I

   ITEM 1.  BUSINESS...........................................................1
   ITEM 1A. RISK FACTORS.......................................................4
   ITEM 1B. UNRESOLVED STAFF COMMENTS.........................................10
   ITEM 2.  PROPERTIES........................................................10
   ITEM 3.  LEGAL PROCEEDINGS.................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...............11
   ITEM 6.  SELECTED FINANCIAL DATA...........................................12
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................13
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........19
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................19
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................19
   ITEM 9A. CONTROLS AND PROCEDURES...........................................19
   ITEM 9B. OTHER INFORMATION.................................................19

PART III

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE............20
   ITEM 11. EXECUTIVE COMPENSATION............................................20
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................20
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
              DIRECTOR INDEPENDENCE...........................................20
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................21

PART IV

   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES........................22

SIGNATURES....................................................................24

                                     PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT EVENTS

Summary

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

In connection with the cessation of our online auction business, we relocated our principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James A. Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our President and Chief Executive Officer and sits on our Board of Directors. Barington is party to an administrative services agreement with Dynabazaar pursuant to which Barington performs certain administrative, accounting and other services on behalf of the Company. See "Item 13--Certain Relationships and Related Transactions and Director Independence" for additional information on the administrative services agreement.

Our common stock trades on the Over-The-Counter Bulletin Board under the symbol "FAIM.OB". Our common stock was quoted on the NASDAQ National Market, but was delisted on June 24, 2004.

On May 5, 2006, William Fox resigned as our President and Chief Executive Officer and from our Board of Directors, effective as of the close of business on May 15, 2006. On May 16, 2006, Mr. Mitarotonda became our President and Chief Executive Officer.

From January 2003 until June 20, 2006, we did not operate any business and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

Please see our audited consolidated financial statements and the accompanying notes for information regarding our revenues, net profits or losses and total assets for each of the last three years.

Acquisition

On June 20, 2006, Costar Video Systems, LLC ("Costar") and Video Solutions Technology Center, LLC ("VSTC"), our direct and indirect wholly owned subsidiaries, completed the acquisition (the "Acquisition") of substantially all of the assets of Southern Imaging, Inc., a Texas corporation ("Southern Imaging"), and Video Solutions Technology Center, Inc., a Nevada corporation ("Video Solutions"), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006, by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC.

Business

Costar, our wholly owned subsidiary which acquired Southern Imaging's assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a wholly owned subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar. Estimated consideration for the Acquisition is up to approximately $9.6 million, consisting of the issuance at closing of 200,000 shares of our common stock, a cash payment of approximately $3.8 million (including a finders fee payment of approximately $154,000, payment of $108,000 to Barington and the payoff of shareholder loans of approximately $612,000) less the value of the 200,000 shares of Dynabazaar common stock, the assumption of certain liabilities of approximately $3.5 million, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing, through 2009 of which $2,225 is recorded as a long-term liability. On September 29, 2006, the 200,000 shares of Dynabazaar common stock were issued.

Financial Information about Geographic and Business Segments

Over 97% of Costar's revenues are attributable to customers located within the United States. The remaining 3% of revenues are generated from customers found in Portugal, Canada, Singapore, South Korea and France.

Industry

We believe that the fear of terrorism and conventional crime, coupled with the increased effectiveness and affordability of available countermeasures, has contributed to the ongoing expansion of the security industry. We believe that growth of closed circuit television ("CCTV") equipment will continue, driven by technological innovations such as the adoption of more efficient, low cost, networked digital technologies.

Stimulated by the demand for increased efficiency, we believe that the market for industrial vision products is growing larger as well. Industrial cameras, for example, can be employed to increase the efficiency of a diverse set of manufacturing operations including those that produce semiconductors, automobiles, pharmaceuticals, chemicals and food.

Strategy and Marketing Efforts

The security and industrial divisions will continue their analogous strategies - increasing business with systems integrators and original equipment manufacturers (OEM) while targeting independent distributors and large systems integrators to cultivate additional channels of distribution.

Costar's sales and marketing strategy is focused on measures aimed at generating both product innovations and market recognition of the Costar(TM) brand. Such innovations will likely include the continued shift from analog to digital devices.

Costar is working to merge various existing technologies in an effort to enhance the performance capabilities of its security and industrial products for its customers. Product improvements are largely driven by the needs of Costar's customers. Advancements result from integrating a multitude of existing technologies for performance in a given environment. The ensuing innovations create unique value for our customers.

Products

The security product line, comprised of cameras, lenses, digital video recorders and high speed domes, is marketed under the Costar(TM) brand name. We expect to introduce new products for inclusion in integrated systems and distribution to Costar's evolving customer base.

The industrial product line, consisting of cameras, monitors, cables, lenses and video printers, are distributed under brand names, such as Sony, Panasonic and Hitachi, the Costar(TM) brand name and, for OEM customers, private labels.

Customers and Seasonality

Our customers include traditional retailers, distributors and manufacturers. In 2006, we had two major customers that each accounted for more than 10% of our revenue. The Company does not experience any material seasonality or backlog with respect to its sales.

Competition

In the security market, Costar competes with General Electric, Honeywell and smaller companies like Pelco, GVI Security Solutions, Mace Security International, March Networks and Vicon Industries. In the industrial market, we believe that Costar is considered one of the top three distributors (the other two being AEGIS and Industrial Vision Source), selling cameras from manufacturers such as Sony, Panasonic, Hitachi, JVC, Toshiba and JAI. In addition, Costar markets industrial products under the Costar(TM) brand name and under private labels for certain OEMs competing in this sector with other manufacturers.

Employees

Costar and VSTC currently employ seventeen people: six in development and technical support, six in sales and marketing and the remainder in administrative support. All employees are located in the United States and none are represented by a union or labor group.

Facilities

The Company's headquarters are located in New York City, in an office maintained by Barington.

Costar's primary facilities are located in Carrollton, Texas and VSTC's primary facilities are located in Anaheim, California. Both facilities are leased.

Recent Developments

Costar entered into a strategic alliance agreement with Sielox, LLC ("Sielox"), a subsidiary of L Q Corporation, Inc., a Delaware corporation ("L Q Corporation"), dated as of September 15, 2006, pursuant to which the companies have agreed to explore mutually beneficial opportunities to work together, including, without limitation, through a joint venture, joint sales or joint marketing arrangement, or other business arrangement or strategic alliance. Sielox engages in the development, design and distribution of open architecture access control software, programmable controllers, readers and identity cards used to provide access control security to end users such as office buildings, factories, universities and hospitals. Costar and Sielox are also parties to a distribution agreement, dated July 31, 2006, pursuant to which Sielox was appointed as an authorized distributor of certain products of Costar.

On January 5, 2007, we entered into an agreement and plan of merger (the "Merger Agreement") with L Q Corporation and LQ Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Dynabazaar ("LMC"), which Merger Agreement was amended and restated on February 26, 2007 (the "Amended and Restated Merger Agreement"). The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, LMC will merge with and into L Q Corporation, with L Q Corporation continuing as the surviving corporation and our wholly-owned subsidiary.

Under the terms of the Amended and Restated Merger Agreement, L Q Corporation stockholders will receive 3.68 shares of Dynabazaar common stock for each share of L Q Corporation common stock they hold. Upon completion of the merger, L Q Corporation stockholders will hold approximately 34% of the combined company and our stockholders will hold approximately 66% of the combined company on a fully-diluted basis. It is anticipated that the combined company's shares will continue to trade on the Over-The-Counter Bulletin Board.

Both our and L Q Corporation's Board of Directors approved the Amended and Restated Merger Agreement in accordance with the recommendation of the special committees of independent directors formed by the Board of Directors of each company to evaluate the transaction.

The transaction is subject to stockholder approval and other customary conditions and is expected to be completed during the first half of 2007. A special meeting of stockholders of the Company will be announced in the near future to obtain stockholder approval of the transaction.

Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and L Q Corporation.

Pursuant to a letter agreement dated February 26, 2007, Barington agreed to vote, and to cause its affiliates to vote, all of our shares now owned or hereafter acquired by Barington and its affiliates in favor of the transactions contemplated by the Amended and Restated Merger Agreement, in proportion to the votes of our other stockholders.

James A. Mitarotonda, who serves as a director and our President and Chief Executive Officer, is Chairman, President and Chief Executive Officer of a corporation that is the general partner of Barington. Sebastian E. Cassetta, who serves as the Chief Executive Officer of Costar, is a Senior Managing Director and the Chief Operating Officer of Barington. Mr. Cassetta is also a director, President and Chief Executive Officer of L Q Corporation. Dianne K. McKeever, a research analyst at Barington, serves as a director of L Q Corporation, and Michael McManus, a director of L Q Corporation, holds an equity interest in certain affiliates of Barington. Barington is party to separate administrative services agreements with us and L Q Corporation, pursuant to which Barington performs certain administrative, accounting and other services on behalf of each company. Dynabazaar and L Q Corporation's principal executive offices are maintained by Barington.

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Annual Report on Form 10-K, including "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expert", "intend", "may", "plan", "estimate", "project", "should", "will be" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in "Risk Factors" in Item 1A of this Annual Report. Should one or more of these risks discussed in "Risk Factors" in Item 1A of this Annual Report materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

THE LOSS OF OUR THIRD-PARTY CONTRACT MANUFACTURERS WOULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

We outsource production of our products to third-party contract manufacturers. Our manufacturers' ability to complete orders on-time while maintaining high product quality is important to our operational success. The manufacturers' failure to live up to the production standards might cause brand equity damage and legal liability exposure. The loss of our contract manufacturer could significantly impact our ability to produce our products for an indefinite period of time. Qualifying a new contract manufacturer and commencing production can be a lengthy and expensive process. If we are required to change our contract manufacturer, if we fail to effectively manage our contract manufacturer, or if our contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed resulting in loss of revenues and our competitive position and relationship with customers could be harmed.

IF WE ARE UNABLE TO KEEP PACE WITH TECHNOLOGICAL CHANGES IN OUR INDUSTRY, OUR PRODUCTS MAY BECOME OBSOLETE OR FAIL TO ACHIEVE MARKET ACCEPTANCE.

Vision imaging products are subject to a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future success will depend in part on our ability to enhance existing products, develop and introduce new products to meet diverse and evolving customer requirements and keep pace with technological developments and emerging industry standards.

The development of new products or enhanced versions of existing products entails significant technical risks. There can be no assurance that we will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that we will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements we may introduce will achieve market acceptance. If we are not able to successfully develop and market new and enhanced products and services, our business and results of operations will be harmed.

WE FACE INTENSE COMPETITION IN OUR BUSINESS, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS.

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Some of our competitors are substantially larger than we are, have significantly greater financial, technical and marketing resources, and have a larger installed base of customers. Some of these competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we are able to. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Some of our competitors may also combine with, or be acquired by other parties, providing them with additional resources with which to compete. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, OUR BUSINESS MAY BE HARMED.

Our success depends to a significant degree upon the continued contributions of key management, sales and other personnel, many of whom would be difficult to replace. We believe our future success will also depend, in large part, upon our ability to attract and retain highly skilled managerial, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could delay the development and introduction of, and negatively affect our ability to sell, our products.

WE MAY ENGAGE IN FUTURE MERGERS AND STRATEGIC INVESTMENTS THAT DILUTE THE OWNERSHIP PERCENTAGE OF OUR STOCKHOLDERS AND WOULD REQUIRE US TO USE CASH, INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses, products or technologies in the future, we could:

      o     incur significant unplanned expenses and personnel costs;

      o issue stock, or assume stock option plans that would dilute our current stockholders' percentage ownership;

      o     use cash, which may result in a reduction of our liquidity;

      o     incur debt;

      o     assume liabilities; and

      o     spend resources on unconsummated transactions.

WE MAY NOT REALIZE THE ANTICIPATED BENEFITS OF PAST OR FUTURE MERGERS AND STRATEGIC INVESTMENTS, AND INTEGRATION OF MERGERS MAY DISRUPT OUR BUSINESS AND MANAGEMENT.

We have in the past and may in the future acquire or make strategic investments in additional companies, products or technologies. Most recently, we announced that we entered into an agreement to merge with L Q Corporation. We may not realize the anticipated benefits of these or any other mergers or strategic investments, which involve numerous risks, including:

      o problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations;

      o     unanticipated costs, litigation and other contingent liabilities;

      o     diversion of management's attention from our core business;

      o adverse effects on existing business relationships with suppliers and customers;

      o risks associated with entering into markets in which we have limited, or no prior experience;

      o failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

      o incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

      o incurrence of merger-related costs or amortization costs for acquired intangible assets that could impact our operating results;

      o potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on a regular basis, and could significantly impact our operating results;

      o inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

      o potential loss of our key employees or the key employees of an acquired organization.

      If we are not able to successfully integrate businesses, products, technologies or personnel that we acquire, or to realize expected benefits of our mergers or strategic investments, our business and financial results may be adversely affected.

OUR COMMON STOCK HAS BEEN DELISTED FROM NASDAQ, WHICH LIMITS THE MARKET FOR OUR COMMON STOCK AND COULD ADVERSELY AFFECT THE ABILITY OF OUR STOCKHOLDERS TO RESELL OUR COMMON STOCK.

Our common stock was delisted from the Nasdaq National Market in 2004 for failure to maintain certain listing requirements and a significantly reduced market price of our common stock. The stock may be less liquid and more volatile as a result and it may be more difficult to raise new operating funds in the public market. The common stock is presently quoted only on the Over-the-Counter Bulletin Board under the ticker symbol "FAIM.OB" and the ability of our stockholders to obtain liquidity and consistent market prices for our shares has been significantly impaired.

In addition, our common stock may constitute "penny stock" (as defined in Rule 3a51-1 promulgated under the Exchange Act) if it fails to meet certain criteria set forth in such Rule. Various practice requirements are imposed on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, if our common stock were to become "penny stock," then the Rule may deter broker-dealers from recommending or selling our common stock, which could further affect the liquidity of the common stock.

OUR BUSINESS IS SUBJECT TO INCREASINGLY COMPLEX CORPORATE GOVERNANCE, PUBLIC DISCLOSURE, ACCOUNTING AND TAX REQUIREMENTS THAT HAVE INCREASED BOTH ITS COSTS AND THE RISK OF NONCOMPLIANCE.

We are subject to rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, or PCAOB, the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service and NASD, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, significant legal, accounting and other expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

We are subject to periodic audits or other reviews by such governmental agencies. The SEC periodically reviews our public company filings. Any such examination or review frequently requires management's time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to our historical financial results.

RECENT CHANGES IN ACCOUNTING RULES, INCLUDING THE EXPENSING OF STOCK OPTIONS GRANTED TO OUR EMPLOYEES, COULD HAVE A MATERIAL IMPACT ON OUR REPORTED BUSINESS AND FINANCIAL RESULTS.

The U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the PCAOB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.

On December 15, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") 123(R), Share-Based Payment, which requires us to measure compensation expense for employee stock options using the fair value method beginning the first quarter of fiscal year 2006, which is the quarter ended March 31, 2006. SFAS 123(R) applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123(R), we recorded higher levels of stock based compensation due to differences between the valuation methods of SFAS 123(R) and Accounting Principles Board Opinion No. 25, or APB No. 25. In prior periods, we recorded any compensation expense associated with stock option grants to employees using the intrinsic value method in accordance with APB 25.

OUR FUTURE OPERATING EXPENSES MAY BE ADVERSELY AFFECTED BY CHANGES IN OUR STOCK PRICE.

A portion of our outstanding stock options are subject to variable accounting. Under variable accounting, we are required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled or expires unexercised. As a result, the stock-based compensation expense we recognize in any given period can vary substantially due to changes in the market value of our common stock. Volatility associated with stock price movements has resulted in compensation benefits when our stock price has declined and compensation expense when our stock price has increased. We are unable to predict the future market value of our common stock and therefore are unable to predict the compensation expense or benefit that we will record in future periods.

WE HAVE BEEN NAMED AS A PARTY TO SEVERAL CLASS ACTION LAWSUITS WHICH COULD REQUIRE SIGNIFICANT MANAGEMENT TIME AND ATTENTION AND RESULT IN SIGNIFICANT LEGAL EXPENSES AND MAY RESULT IN AN UNFAVORABLE OUTCOME WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

Dynabazaar is a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., DB Alex. Brown (as successor-in-interest to Deutsche Bank Securities, Inc.), Robertson Stephens, Inc. (formerly known as FleetBoston Robertson Stephens, Inc.), Banc of America Securities, LLC, Goldman Sachs & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets, Inc. (as successor-in-interest to Salomon Smith Barney, Inc.), and J.P. Morgan Securities, Inc. (as successor-in-interest to Hambrecht & Quist, LLC). The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between March 14, 2000 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of our initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or Dynabazaar. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against Dynabazaar under
Section 10(b) of the Exchange Act. As a result, the only claims that remain against Dynabazaar are those arising under Section 11 of the Securities Act. We have accepted a proposal for the settlement and release of the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against Dynabazaar and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by our directors' and officers' liability insurance and that no direct payment will be made by us. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Dynabazaar and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Dynabazaar and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminary approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs have filed a petition seeking rehearing of the Second Circuit's class certification ruling, and the District Court has ordered that all activity in the consolidated proceeding before it, including consideration of the proposed settlement, will be stayed pending the ruling on whether to entertain the petition for rehearing. Dynabazaar was not party to one of the test cases, and it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending Dynabazaar may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

PROVISIONS IN OUR CHARTER DOCUMENT, AGREEMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF DYNABAZAAR, WHICH COULD HINDER STOCKHOLDERS' ABILITY TO RECEIVE A PREMIUM FOR OUR STOCK.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or merger that a stockholder may consider favorable. These provisions include:

      o authorizing the issuance of preferred stock without stockholder approval;

      o providing for a classified board of directors with staggered, three-year terms;

      o     limiting the persons who may call special meetings of stockholders;

      o     prohibiting stockholder actions by written consent; and

      o requiring super-majority voting to effect certain amendments to provisions of our certificate of incorporation and bylaws.

Certain provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with us, and our agreements with certain of our customers may require that we give prior notice of a change of control and grant certain rights following a change of control.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT STOCKHOLDERS' INVESTMENTS.

The market price of our common stock has experienced significant volatility in the past and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

      o     macroeconomic conditions;

      o     actual or anticipated fluctuations in our operating results;

      o     changes in financial estimates and ratings by securities analysts;

      o announcements of financial results by us or other security companies;

      o announcements by us, our competitors, customers, or similar businesses of significant technical innovations, contracts, mergers, strategic partnerships, joint ventures or capital commitments;

      o comments made by third-party market observers that may impact investment decisions of investors;

      o     additions or departures of key personnel;

      o     sales by Dynabazaar of common stock or convertible securities;

      o     incurring debt; and

      o     other risk factors detailed in this section.

In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of how the business performs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company's headquarters are located in New York City, in an office maintained by Barington.

Costar's primary facilities are located in Carrollton, Texas and VSTC's Primary facilities are located in Anaheim, California. Both facilities are leased.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., DB Alex. Brown (as successor-in-interest to Deutsche Bank Securities, Inc.), Robertson Stephens, Inc. (formerly known as FleetBoston Robertson Stephens, Inc.), Banc of America Securities, LLC, Goldman Sachs & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets, Inc. (as successor-in-interest to Salomon Smith Barney, Inc.), and J.P. Morgan Securities, Inc. (as successor-in-interest to Hambrecht & Quist, LLC). The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has accepted a proposal for the settlement and release of the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Dynabazaar and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Dynabazaar and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminary approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs have filed a petition seeking rehearing of the Second Circuit's class certification ruling, and the District Court has ordered that all activity in the consolidated proceeding before it, including consideration of the proposed settlement, will be stayed pending the ruling on whether to entertain the petition for rehearing. Dynabazaar was not party to one of the test cases, and it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades on the Over-The-Counter Bulletin Board under the symbol "FAIM.OB." Our common stock was quoted on the Nasdaq National Market, but was delisted on June 24, 2004. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Over-The-Counter Bulletin Board.

                                                         HIGH         LOW
                                                        ------       ------
YEAR ENDED DECEMBER 31, 2006:
First Quarter ....................................      $ 0.40       $ 0.35
Second Quarter ...................................      $ 0.42       $ 0.35
Third Quarter ....................................      $ 0.37       $ 0.30
Fourth Quarter ...................................      $ 0.37       $ 0.28

                                                         HIGH         LOW
                                                        ------       ------
YEAR ENDED DECEMBER 31, 2005:
First Quarter ....................................      $ 0.35       $ 0.30
Second Quarter ...................................      $ 0.34       $ 0.30
Third Quarter ....................................      $ 0.41       $ 0.31
Fourth Quarter ...................................      $ 0.39       $ 0.36

The closing price per share of our common stock at March 29, 2007 was $0.33. As of March 29, 2007 there were approximately 179 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

PERFORMANCE GRAPH

[The following information was depicted as a line chart in the printed material]

                                         Cumulative Total Return
--------------------------------------------------------------------------------
                          12/01    12/02     12/03     12/04     12/05     12/06
--------------------------------------------------------------------------------

Dynabazaar, Inc.         100.00   143.75    106.07    112.50    116.68     96.43
NASDAQ Composite         100.00    71.97    107.18    117.07    120.50    137.02
RDG Internet Composite   100.00    74.19    104.93    116.40    114.29    126.71
Peer Group*              100.00    96.66    107.64    185.16     49.46     34.53

The RDG Internet Composite Index is being used for comparative purposes in light of the fact that through September 3, 2003, the Company was an online auction and promotions technology service provider. The New Peer Group was selected due to the fact that as a result of the Acquisition consummated on June 20, 2006, the Company now primarily designs, sources and distributes video and imaging products for the security and industrial markets.

* Peer Group consists of Mace Securities International, Vicon Industries, GVI Securities Solutions and March Networks.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the SEC on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that, as of December 31, 2006, approximately $86.2 has been used, including approximately $37.2 million for working capital purposes, approximately $5.1 million for the purchase of equipment, $5.4 million to repurchase 6.7 million shares of our common stock, $35.0 million for the cash distribution paid in November 2003 and $3.5 million for the September 2003 Series B repurchase and liquidation preference. At December 31, 2006, substantially all of the remaining net proceeds (approximately $2.9 million) were held in investments in interest-bearing accounts.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements.

                                                                                     For the Years Ended December 31,
                                                                                     --------------------------------
                                                                         2006         2005         2004         2003         2002
                                                                       --------     --------     --------     --------     --------
                                                                                ($ in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue ...........................................................    $  7,613     $     --     $     --     $  6,673     $  5,747
Total operating expense ...........................................       2,300        1,119        2,227       12,752       29,075
Loss from operations ..............................................        (665)      (1,119)      (2,227)      (6,079)     (23,328)
Net income (loss) .................................................        (386)       1,256       (1,962)      (4,599)     (21,977)
Basic and diluted net income (loss) per share .....................    $  (0.02)    $   0.05     $  (0.07)    $  (0.18)    $  (0.79)
Shares used to compute basic net income (loss) per share ..........      23,593       25,165       27,024       26,796       28,080
Shares used to compute diluted net income (loss) per share ........      23,593       25,259       27,024       26,796       28,080

                                                                                     For the Years Ended December 31,
                                                                                     --------------------------------
                                                                      2006           2005         2004           2003         2002
                                                                     -------       -------       -------       -------       -------
                                                                                             ($ in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities .............       $ 2,938       $ 9,125       $ 8,989       $10,697       $54,734
Working capital ..............................................         6,875         9,260         9,124         5,547        39,572
Total assets .................................................        14,535        10,462        12,648        16,630        59,267
Total stockholders' equity ...................................         9,960        10,256        10,452        12,314        52,909

Please see "Item 1 - Business" for a discussion of how the Acquisition may affect the year to year comparability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Business" in item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "plan," "estimate," "project," "should," "will be' and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in "Risk Factors" in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

OVERVIEW AND BUSINESS SUMMARY

On June 20, 2006, Costar and VSTC, our direct and indirect wholly owned subsidiaries, completed the acquisition of substantially all of the assets of Southern Imaging and Video Solutions, respectively, pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006, by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. Costar designs, sources and distributes video and imaging products for the security and industrial markets. VSTC provides product design and development, technical support and repair services for Costar.

The following discussion of our financial condition and results of operations should be read in conjunction with the description of our business and our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and the notes to those statements included elsewhere in this Report.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

For the year ended December 31, 2006, we had a net loss of approximately $0.4 million. For the year ended December 31, 2005, we had net income of approximately $1.3 million and for the year ended December 31, 2004 our net loss was approximately $2.0 million. Our net income for 2005 is attributable to the receipt of approximately $2.0 million, plus interest, held in escrow in accordance with an asset purchase agreement entered into with eBay to sell substantially all of our technology and business assets to eBay for $4.5 million, and interest income of approximately $400,000 offset by expenses of approximately $1.1 million.

REVENUE

Total revenue was approximately $7.6 million for 2006 and $0 for 2005 and 2004. The increase in revenues is due to the activities of Costar, our recently acquired operating company. The lack of revenue in 2005 and 2004 was due to the cessation of the Company's online auction business in September 2003.

COST OF REVENUE

Cost of revenue was $6.0 million for 2006 and $0 for 2005 and 2004. The increase in 2006 was attributable to the activities of Costar, our recently acquired operating company. The lack of cost revenue in 2005 and 2004 was due to the cessation of the Company's online auction business.

Gross profit was 21.5%, 0.0% and 0.0% of total revenue for 2006, 2005, and 2004, respectively. The increase in 2006 is attributable to the activities of Costar, our recently acquired operating company.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $2.3 million, $1.1 million and $2.2 million for 2006, 2005, and 2004, respectively. The increase of over 100% in 2006 primarily reflects additional expenses relating to Costar, our recently acquired operating entity. Expenses in 2005 were primarily related to the payment of liability insurance premiums of approximately $383,000, board of director fees of approximately $134,000 and fees to Barington of approximately $180,000.

GAIN ON SALE OF ASSETS

On June 20, 2003, the Company entered into an asset purchase agreement with eBay to sell substantially all of the Company's technology and business assets to eBay for $4.5 million in cash. On September 4, 2003, the Company closed on the sale of assets to eBay.

In connection with the transaction the parties entered into an escrow agreement which provided that $2 million of the consideration be held in escrow for a two-year period in order to secure the Company's indemnification obligations. The Company estimated its potential liability under the indemnification to be $2 million in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and recorded such liability as a reduction in the gain on the sale of assets.

The Company recorded a gain on the sale of assets of $1,183,000 based on the proceeds less direct costs of $1,338,000 and the indemnification liability noted above, which is recorded in the results of operations for the year ended December 31, 2003.

On September 6, 2005, the Company received a payment of $2,045,982 from Zions First National Bank Pursuant to the escrow agreement. The payment represented the $2 million held in escrow under the terms and conditions of the asset purchase agreement we entered into with eBay together with $45,982 of accrued interest. In accordance with a stock purchase agreement entered into with former director Lloyd Miller, III and certain affiliated entities, the Company paid to Mr. Miller and certain affiliated entities a total of approximately $278,000 from the proceeds of the escrow agreement, which was recorded as additional consideration for the stock purchase.

INTEREST INCOME, NET

Interest income was $279,000, $375,000 and $265,000 in 2006, 2005 and 2004,
respectively. The increase of interest income from 2004 to 2005 is a result of increasing interest rates. The decrease in interest income from 2005 to 2006 was due principally to lower average cash, cash equivalents and marketable securities balances during these periods as a result of cash used to purchase the assets of Southern Imaging and Video Solutions.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering in March 2000, we financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million as of December 31, 1999. In March 2000, we sold 5,750,000 shares of common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. At December 31, 2006, cash and cash equivalents totaled $2.9 million.

Net cash used in operating activities was $1.5 million in 2006, and $412,000 in 2005.

Net cash used in operating activities of $1.5 million in 2006 primarily reflects an increase in operating assets offset by an increase in accounts payable and accrued expenses, due to the purchase of the assets of Southern Imaging and Video Solutions. The purchase resulted in increases in accounts receivable and inventory. Net cash used in operating activities of $412,000 in 2005 reflects a net profit of $1.3 million, offset by a gain on the sale of assets of $2.0 million plus an increase in other assets of $332,000.

Net cash used in investing activities in 2006 was $3.6 million and net cash provided by investing activities in 2005 was $2.0 million.

Net cash used in investing activities of $3.6 million in 2006 primarily reflects the acquisition of the net assets of Southern Imaging and Video Solutions. Net cash provided by investing activities of $2.0 million in 2005 is attributable to the gain on the sale of assets.

Net cash used in financing activities in 2006 was $1.1 million and net cash used in financing activities in 2005 was $1.4 million.

Net cash provided by financing activities in 2006 is primarily due to the paydown of the line of credit acquired in the purchase of the net assets of Southern Imaging and Video Solutions, of $1.9 million offset by financing acquired of approximately $729,000.

In 2005, net cash used in financing activities was $1.4 million. Such cash was primarily used for the purchase of treasury stock from Lloyd Miller.

We expect to fund our operating expenses for 2007 from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and operating expenditure requirements for the near future. Acquisitions and/or operation of any future business strategy may require us to obtain additional financing and/or capital. In the interim, we believe our cash needs will primarily relate to costs associated with operating as a public company, such as legal and accounting costs. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Report, we believe the following accounting policies to be critical:

      o     Revenue recognition;

      o     Deferred tax assets;

      o     Allowance for doubtful accounts;

      o     Accounting for contingencies;

      o     Accounting for income taxes;

      o     Business combinations;

      o     Impairment of long-lived assets.

      o     Goodwill and intangible assets.

Revenue Recognition

The financial statements are presented on the accrual basis of accounting. Sales revenues are recognized upon the shipment of merchandise to customers. Allowances for sales returns are recorded as a component of net sales in the period the allowance is recognized.

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

Allowance for Doubtful Accounts

Accounts receivables are recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the inability of customers to make the required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for the losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred.

Accounting for Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

Accounting for Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Business Combinations

In accordance with the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"), the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired and their expected lives involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Long-lived Assets

Pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144"), the Company reviews property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amounts of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

Intangible Assets

Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS
142),"Goodwill and Other Intangible Assets," effective December 31, 2001, intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business combinations indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

Goodwill

Pursuant to Statement of Financial Accounting Standards no. 142 (SFAS 142), "Goodwill and other Intangible Assets," effective December 31, 2001, goodwill is no longer being amortized. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of fair value of the Company with its carrying value. If the carrying amount exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements under SFAS No. 109, "Accounting for Income Taxes." Under FIN 48, the tax effects of a position taken on a tax return should be recognized only if it is "more-likely-than-not" that the position would be sustained based solely on its technical merits as of the reporting date. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and also requires significant new annual disclosures in the notes to the consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB statement No. 115."This standard permits an entity to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurement." The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

We do not use derivative financial instruments for investment purposes and only invest in financial instruments that meet high credit quality standards. Due to the conservative nature of our investments, we do not believe that we have a material exposure to interest rate risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements are included in this Annual Report under Item 15, Exhibits and Financial Statement Schedules beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13d-15(e) or Rule 15d 15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. No change in our internal control over financial reporting (as defined in Rule 13d-15(f) or Rule 15d-15(f) of the Exchange Act) occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be filed as part of an amendment to this Form 10-K on or before April 30, 2007, in accordance with General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be filed as part of an amendment to this Form 10-K on or before April 30, 2007, in accordance with General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item will be filed as part of an amendment to this Form 10-K on or before April 30, 2007, in accordance with General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Transactions with Related Persons

In connection with the Company's cessation of its online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington, a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and our President and Chief Executive Officer.

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

The Company entered into an amended administrative services agreement with Barington dated as of December 17, 2004. Under the amended agreement, which ran through December 31, 2006, Barington was to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on behalf of the Company. As of March 1, 2006, the Company and Barington agreed to reduce the fee to $7,500 per month. In addition, Barington is to be paid a fee of $175 an hour for any legal services provided by Barington on behalf of the Company at the Company's request. The Company has also agreed that in the event that Barington identifies for the Company at its request a business transaction such as a merger, acquisition or joint venture, and/or provides the Company with financial consulting or merger and acquisition services in connection with such business transaction, the Company will pay Barington a fee to be agreed upon between Barington and the Board of Directors of the Company. In connection with the amended agreement, the Company granted options to certain designees of Barington to purchase, in the aggregate, 320,000 shares of the Company's common stock. The options were granted with an exercise price per share equal to $0.31, the fair market value of the Company's common stock on the grant date.

On March 30, 2007, the Company entered into an amendment to the administrative services agreement with Barington, effective as of January 1, 2007. Under the amended agreement, which runs through December 31, 2007, Barington is to continue to be paid a fee of $7,500 per month for performing certain administrative, accounting and other services on behalf of the Company until the closing of the transactions contemplated by the Amended and Restated Merger Agreement, at which point the fee is to increase to a rate of $10,000 per month.

Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and L Q Corporation. Pursuant to a letter agreement dated February 26, 2007, Barington agreed to vote, and to cause its affiliates to vote, all of our shares now owned or hereafter acquired by Barington and its affiliates in favor of the transactions contemplated by the Amended and Restated Merger Agreement, in proportion to the votes of our other stockholders.

James A. Mitarotonda, who serves as a director and our President and Chief Executive Officer, is Chairman, President and Chief Executive Officer of a corporation that is the general partner of Barington. Sebastian E. Cassetta, who serves as the Chief Executive Officer of Costar, is a Senior Managing Director and the Chief Operating Officer of Barington. Mr. Cassetta is also a director, President and Chief Executive Officer of L Q Corporation. Dianne K. McKeever, a research analyst at Barington, serves as a director of L Q Corporation, and Michael McManus, a director of L Q Corporation, holds an equity interest in certain affiliates of Barington. Barington is party to separate administrative services agreements with us and L Q Corporation, pursuant to which Barington performs certain administrative, accounting and other services on behalf of each company. Our and L Q Corporation's principal executive offices are maintained by Barington.

The other information called for by this item will be filed as part of an amendment to this Form 10-K on or before April 30, 2007, in accordance with General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The public accounting firm of Rothstein Kass & Company, P.C. has served as our independent accountant to perform the audit of our financial statements for the fiscal year ended December 31, 2006 and December 31, 2005. The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountants in our fiscal years ended December 31, 2006 and 2005.

                                                 Fiscal        Fiscal
          Fee Category                            2006          2005
          ---------------------------------     --------      -------
          Audit Fees (1)                        $122,000      $76,000
          Audit-Related Fees (2)                $ 76,000           --
          Tax Fees (3)                          $ 28,000      $12,000
          All Other Fees (4)                    $      0           --
                                                --------      -------
          Total All Fees                        $226,000      $88,000

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

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwritings) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided. Prior approval need not be given with respect to the provision of non-audit services if certain "de minimis" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) INDEX TO FINANCIAL STATEMENTS

The following documents are included as part of this Annual Report on Form 10-K.

                                                                            PAGE
                                                                            ----
Report of Independent Registered  Public Accounting Firm .................   F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005 .............   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004 .......................................   F-4
Consolidated Statements of Stockholders' Equity
  (Deficit) and Comprehensive Income (Loss) for the years
  ended December 31, 2006, 2005 and 2004 ................................. F-5-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2006, 2005 and 2004 ....................................... F-7-8
Notes to Consolidated Financial Statements ...............................   F-9

(a)(2) Financial Statement Schedules
Schedule II--Valuation and Qualifying Accounts ...........................  II-1

(a)(3) Exhibits Please see subsection (b) below.

(b) EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below. Exhibits indicated with (+) constitute all of the management contracts and compensation plans and arrangements required to be filed as exhibits to the Report on Form 10-K.

EXHIBIT NO.    TITLE
-----------    -----------------------------------------------------------------
2.1            Asset Purchase Agreement dated as of June 20, 2006 by and among
               Southern Imaging, Video Solutions, the shareholders of Southern
               Imaging, Costar and VSTC(5)

2.2 Agreement and Plan of Merger dated as of January 5, 2007 among Dynabazaar, L Q Corporation and LMC (6)

2.3            Letter Agreement dated January 5, 2007 (6)

2.4 Amended and Restated Agreement and Plan of Merger dated as of February 26, 2007 by and among Dynabazaar, L Q Corporation and LMC (7)

2.5            Letter Agreement dated February 26, 2007(7)

3.1 Form of Fifth Amended and Restated Certificate of Incorporation of the Company(1)

3.2 Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001(2)

4.1            Form of Specimen Certificate for the Company's Common Stock(2)

10.1 Form of Indemnity Agreement entered into by the Company with each of its directors(1)

10.2           Amended and Restated 1997 Stock Option Plan(1)+

10.3           October 2001 Amendment to Amended and Restated 1997 Stock Option
               Plan(2)+

10.4           1999 Stock Option Plan(1)+

10.5           2000 Stock Option and Incentive Plan(1)+

10.6 Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002(2)+

10.7           Employee Stock Purchase Plan(1)+

10.21 Services Agreement dated as of November 17, 2004 between the Company and Barington Capital Group, L.P.(3)

10.22 Amendment to Administrative Services Agreement dated as of March 23, 2006 between the Company and Barington Capital Group, L.P.(4)

10.23 Amendment to Administrative Services Agreement dated as of March 30, 2007 between the Company and Barington Capital Group, L.P.*

21.1           Subsidiaries.*

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

(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 15, 2006.

(5) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Current Report on Form 8-K dated June 20, 2006 filed with the SEC on June 26, 2006.

(6) Included as an exhibit to, and incorporated in this Report by reference to, the Amendment to the Company's Current Report on Form 8-K dated January 5, 2007 filed with the SEC on January 11, 2007.

(7) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Current Report on Form 8-K dated February 26, 2007 filed with the SEC on February 27, 2007.
Exhibits

(c) Financial Statement Schedules

Please see page II-1 of this Annual Report on form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

                                       DYNABAZAAR, INC.

                                       By: /s/ James A. Mitarotonda
                                           -------------------------------------
                                           James A. Mitarotonda
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

--------------------------------------------------------------------------------
SIGNATURE                   TITLE                                  DATE
--------------------------------------------------------------------------------
/s/ James A, Mitarotonda    President, Chief Executive Officer     April 2, 2007
------------------------    and Director (Principal Executive
James A. Mitarotonda        Officer)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Melvyn Brunt            Chief Financial Officer and Treasurer  April 2, 2007
------------------------    (Principal Financial and Accounting
Melvyn Brunt                Officer)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Rory J. Cowan           Director and Chairman of the Board     April 2, 2007
------------------------
Rory J. Cowan
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Raymond Steele          Director                               April 2, 2007
------------------------
Raymond Steele
--------------------------------------------------------------------------------

                                DYNABAZAAR, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm ..................   F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005 .............   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004 .......................................   F-4
Consolidated Statements of Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss) for the years ended
  December 31, 2006, 2005 and 2004 ....................................... F-5-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2006, 2005 and 2004 ....................................... F-7-8
Notes to Consolidated Financial Statements ...............................   F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dynabazaar, Inc.

We have audited the accompanying consolidated balance sheets of Dynabazaar, Inc. & Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated financial schedules listed under Item 15. In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

          /s/ Rothstein, Kass & Company, P.C.
          Roseland, New Jersey
          March 22, 2007

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              DECEMBER 31,
                                                         ----------------------
                                                            2006        2005
                                                         ---------    ---------
                        ASSETS
Current assets:
  Cash and cash equivalents ..........................   $   2,938    $   9,125
  Accounts receivable net of allowance for doubtful
    accounts of $10 and $0 in 2006 and 2005
    respectively .....................................       2,053
  Inventories, net of reserve for obsolete inventory
    of $100 and $0 in 2006 and 2005 respectively .....       3,738
  Prepaid expenses ...................................         496          341
                                                         ---------    ---------
    Total current assets .............................       9,225        9,466
  Fixed assets .......................................         92
  Distribution Agreement .............................       1,468
  Trade Name .........................................       1,587
  Customer Relationships, net ........................       1,465
  Long-term prepaid expenses .........................         694          996
  Other assets .......................................           4
                                                         ---------    ---------
    Total assets .....................................   $  14,535    $  10,462
                                                         =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable ...................................   $   1,436    $      --
  Accrued expenses ...................................         185          206
  Line of Credit .....................................         729
                                                         ---------    ---------
    Total current liabilities ........................       2,350          206
                                                         ---------    ---------

Long term liability ..................................       2,225

  Commitments and contingent liabilities

Stockholders' equity
  Common stock, $0.001 par value; 90,000,000 shares
    authorized, and 29,726,385 and 29,526,385
    shares issued at December 31, 2006 and 2005,
    respectively .....................................          30           30
  Additional paid-in capital .........................     151,757      151,667
  Accumulated other comprehensive income, net ........         260          260
  Accumulated deficit ................................    (137,617)    (137,231)
                                                         ---------    ---------
                                                            14,430       14,726
  Less: Common stock held in treasury, at cost;
    and 6,116,241 shares at December 31, 2006 and
    2005, respectively ...............................      (4,470)      (4,470)
                                                         ---------    ---------
      Total stockholders' equity .....................       9,960       10,256
                                                         ---------    ---------
      Total liabilities and stockholders'
        equity .......................................   $  14,535    $  10,462
                                                         =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2006        2005        2004
                                               --------    --------    --------
Net revenues ...............................   $  7,613    $     --    $     --
  Cost of revenue ..........................      5,978          --          --
                                               --------    --------    --------
  Gross Profit .............................      1,635          --
                                               --------    --------    --------
  Operating expenses
  General and administrative ...............      2,300       1,119       2,227
                                               --------    --------    --------
Total operating expenses ...................      2,300       1,119       2,227
                                               --------    --------    --------
Loss from operations .......................       (665)     (1,119)     (2,227)
                                               --------    --------    --------
Other income
  Interest income (See Note 4) .............        279         375         265
  Gain on sale of assets (See Note 4) ......                  2,000
                                               --------    --------    --------
                                                    279       2,375         265
                                               --------    --------    --------
Net income (loss) ..........................       (386)      1,256      (1,962)
                                               --------    --------    --------
Net income (loss) per common share
  Basic ....................................   $  (0.02)   $   0.05    $  (0.07)
                                               ========    ========    ========
  Diluted ..................................   $  (0.02)   $   0.05    $  (0.07)
                                               ========    ========    ========
Weighted average number of common
  shares outstanding Basic .................     23,593      25,165      27,024
                                               ========    ========    ========
  Diluted ..................................     23,593      25,259      27,024
                                               ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
         STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                      AMOUNT
                                                              SHARE   AT PAR                SHARE     AMOUNT
                                                              -----   ------    ADDITIONAL  -----     ------
                                                                                 PAID-IN
                                                               COMMON STOCK      CAPITAL      TREASURY STOCK
                                                              --------------    ----------  ------------------
Balance at January 1, 2004 .............................      29,427    $ 30    $151,636    2,377    $ (3,018)
Comprehensive loss:
Net loss
Foreign currency translation adjustment, net of tax
Comprehensive loss .....................................
Treasury stock purchase (at cost) ......................                                       81         (22)
                                                              ------    ----    --------    -----    --------
Balance at December 31, 2004 ...........................      29,427      30     151,636    2,458      (3,040)
                                                              ------    ----    --------    -----    --------

Comprehensive loss:
Net loss
Foreign currency translation adjustment, net of tax ....
Issuance of common stock upon exercise of employee
stock options ..........................................
Treasury stock purchase (at cost) ......................          99                  31    3,658      (1,430)
                                                              ------    ----    --------    -----    --------
Balance at December 31, 2005 ...........................      29,526      30     151,667    6,116      (4,470)
                                                              ------    ----    --------    -----    --------

Comprehensive loss
Net income
Stock based compensation ...............................                              16
Issuance of common stock upon exercise of employee
  stock options ........................................         200                  74
                                                              ------    ----    --------    -----    --------
Balance at December 31, 2006 ...........................      29,726    $ 30    $151,757    6,116    $ (4,470)
                                                              ======    ====    ========    =====    ========

The accompanying notes are an integral part of the consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
              STOCKHOLDERS EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                     ACCUMULATED                                     TOTAL
                                                        OTHER                     COMPREHENSIVE   STOCKHOLDERS'
                                                    COMPREHENSIVE   ACCUMULATED      INCOME         EQUITY
                                                    INCOME (LOSS)     DEFICIT        (LOSS)        (DEFICIT)
                                                    -------------   -----------   -------------   -------------
Balance at January 1, 2004 .....................        $ 191        $(136,525)                      $12,314
Comprehensive loss:
Net loss .......................................                        (1,962)      (1,962)          (1,962)
Foreign currency translation adjustment, net
  of tax .......................................          122                           122              122
                                                                                     ------
Comprehensive loss .............................                                     (1,840)
Treasury stock purchase (at cost) ..............                                                         (22)
                                                        -----        ---------                       -------
Balance at December 31 2004 ....................          313         (138,487)                       10,452
                                                        -----        ---------                       -------

Comprehensive loss:
Net income .....................................                         1,256        1,256            1,256
Foreign currency translation adjustment, net
  of tax .......................................          (53)                          (53)             (53)
                                                                                     ------
Issuance of common stock upon exercise of ......                                      1,203
   employee stock options ......................                                                          31
Treasury stock purchase (at cost) ..............                                                      (1,430)
                                                        -----        ---------                       -------
Balance at December 31, 2005 ...................          260         (137,231)                      $10,256
                                                        -----        ---------       ------          -------

Net Income .....................................                          (386)                         (386)
Stock based compensation .......................                                                          16
Issuance of common stock upon exercise of
  employee stock options .......................                                                          74
                                                        -----        ---------                       -------
Balance at December 31, 2006 ...................        $ 260        $(137,617)                      $ 9,960
                                                        =====        =========                       =======

The accompanying notes are an integral part of the consolidated financial statements.

                                DYNABAZAAR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                            2006             2005             2004
                                                                                          -------          --------         -------
Cash flows from operating activities:
Net income (loss): ..............................................................         $  (386)         $  1,256         $(1,962)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Gain on sale of assets ........................................................                            (2,000)
  Depreciation and amortization..................................................             164                               109
  Provision for bad debt ........................................................              10                               144
  Stock based compensation ......................................................              16

  Changes in operating assets and liabilities:
    Accounts receivable .........................................................            (188)                              207
    Inventories .................................................................          (1,115)                              903
    Prepaid expenses and other current assets ...................................             (50)              (10)             58
    Long-term prepaid expenses ..................................................             302               332             330
    Accounts payable ............................................................            (198)                              (82)
    Accrued expenses ............................................................             (21)              (10)           (838)
    Accrual for unutilized office space .........................................                                            (1,200)
                                                                                          -------          --------         -------
Net cash used in operating activities ...........................................          (1,466)             (412)         (2,331)
                                                                                          -------          --------         -------
Cash flows from investing activities:
    Proceeds from sale of assets, net of selling costs ..........................                             2,000
    Additions to property and equipment .........................................             (27)
    Acquisition of Southern Imaging and Video Solution, net
      of cash acquired of $240 ..................................................          (3,560)
    Purchase of marketable securities ...........................................                                             5,000
    Decrease in restricted cash .................................................                                               523
                                                                                          -------          --------         -------
Net cash (used in)  provided by investing activities ............................          (3,587)            2,000           5,523
                                                                                          -------          --------         -------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net of issuance costs ...............                                31
    Proceeds from (payments for) line of credit, net ............................          (1,134)
    Purchase of treasury stock ..................................................                            (1,430)            (22)
                                                                                          -------          --------         -------
Net cash (used in) provided by financing activities .............................          (1,134)           (1,399)            (22)
                                                                                          -------          --------         -------
Effect of foreign exchange rates on cash and cash equivalents ...................                               (53)            122
                                                                                          -------          --------         -------
Net increase (decrease) in cash and cash equivalents ............................          (6,187)              136           3,292
Cash and cash equivalents, beginning of year ....................................           9,125             8,989           5,697
                                                                                          -------          --------         -------
Cash and cash equivalents, end of year ..........................................         $ 2,938          $  9,125         $ 8,989
                                                                                          =======          ========         =======

The accompanying notes are an integral part of the consolidated financial statements

Supplemental cash flow disclosures ($ in thousands):

The Company purchased substantially all of the assets of Southern Imaging, Inc. and Video Solutions Technology Center, Inc. pursuant to the transactions contemplated by the asset purchase agreement dated as of June 20, 2006 for the initial consideration of $3,874. In conjunction with the acquisition, common stock was issued and liabilities were assumed as follows:

Fair value of identifiable intangibles      $ 4,653
Fair value of other assets acquired           4,942
                                            -------
                                              9,595
Cash paid                                    (3,800)
Common stock issued                             (74)
                                            -------
Liabilities assumed                         $ 5,721
                                            =======

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

In connection with the Company's cessation of its online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is a director of the Company and our President and Chief Executive Officer. Pursuant to an administrative services agreement we entered into with Barington in December 2003 (which ran through December 31, 2004), we paid Barington a monthly fee of $8,000 for performing certain administrative services on behalf of the Company. In connection with the agreement, we also granted to James Mitarotonda an option to purchase 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date. The Company entered into an amended administrative services agreement with Barington dated as of December 17, 2004. Under the amended agreement, which runs through December 31, 2006, Barington is to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on behalf of the Company. However, as of March 1, 2006 the Company and Barington agreed to reduce the monthly fee to $7,500. In addition, Barington is to be paid a fee of $175 an hour for any legal services provided by Barington on behalf of the Company at the Company's request. The Company has also agreed that in the event that Barington identifies for the Company, at its request, a business transaction such as a merger, acquisition or joint venture, and/or provides the Company with financial consulting or merger and acquisition services in connection with such business transaction, the Company will pay Barington a fee to be agreed upon between Barington and the Board of Directors of the Company. In connection with the amended agreement, the Company granted options to certain designees of Barington to purchase, in the aggregate, 320,000 shares of the Company's common stock at an exercise price of $0.31 per share, the fair market value of the Company's common stock on the grant date.

On March 30, 2007, the Company entered into an amendment to the administrative services agreement with Barington, effective as of January 1, 2007. Under the amended agreement, which runs through December 31, 2007, Barington is to continue to be paid a fee of $7,500 per month for performing certain administrative, accounting and other services on behalf of the Company until the closing of the transactions contemplated by the Amended and Restated Merger Agreement (see note 18), at which point the fee is to increase to a rate of $10,000 per month.

From January 2003 until June 20, 2006, the Company did not operate any business and was settling its remaining claims and liabilities while reviewing alternatives for the use or disposition of its remaining assets.

                        DYNABAZAAR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

On June 20, 2006, Costar Video Systems, LLC ("Costar") and Video Solutions Technology Center, LLC ("VSTC"), the Company's direct and indirect wholly owned subsidiaries, completed the acquisition (the "Acquisition") of substantially all of the assets of Southern Imaging, Inc., a Texas corporation ("Southern Imaging"), and Video Solutions Technology Center, Inc., a Nevada corporation ("Video Solutions"), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006, by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. However, the acquisition is being accounted for as if it was effectively completed on June 30, 2006. Results of operations of Southern Imaging and Video Solutions are included in the consolidated financial statements since June 30, 2006.

Costar, the Company's wholly-owned subsidiary which acquired Southern Imaging's assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a wholly owned subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar.

The consideration for the Acquisition was up to an estimated $9.6 million (including contingent consideration), consisting of $73,600 through the issuance of 200,000 shares of the common stock of the Company (valued at $0.368 per share which was the arithmetic average of the previous 10 trading days close prior to June 20, 2006) a cash payment of approximately $3.8 million (including a finders fee payment of approximately $154,000, payment of $108,000 to Barington and the payoff of shareholder loans of approximately $612,000) less the value of the 200,000 shares of Dynabazaar common stock, the assumption of certain liabilities of approximately $3.5 million, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain level of sales and EBITDA after the closing, through 2009. On September 29, 2006, the 200,000 shares of Dynabazaar common stock were issued.

There were no material relationships between the Company or its affiliates and any of the parties to the asset purchase agreement, other than in respect of such agreement.

Recent Developments

Costar entered into a strategic alliance agreement with Sielox, LLC ("Sielox"), a subsidiary of L Q Corporation, Inc., a Delaware corporation ("L Q Corporation"), dated as of September 15, 2006, pursuant to which the companies have agreed to explore mutually beneficial opportunities to work together, including, without limitation, through a joint venture, joint sales or joint marketing arrangement, or other business arrangement or strategic alliance. Sielox engages in the development, design and distribution of open architecture access control software, programmable controllers, readers and identity cards used to provide access control security to end users such as office buildings, factories, universities and hospitals. Costar and Sielox are also parties to a distribution agreement, dated July 31, 2006, pursuant to which Sielox was appointed as an authorized distributor of certain products of Costar.

On January 5, 2007, the Company entered into an agreement and plan of merger (the "Merger Agreement") with L Q Corporation and LQ Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Dynabazaar ("LMC"), which Merger Agreement was amended and restated on February 26, 2007 (the "Amended and Restated Merger Agreement"). The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, LMC will merge with and into L Q Corporation, with L Q Corporation continuing as the surviving corporation as our wholly-owned subsidiary of Dynabazaar.

Under the terms of the Amended and Restated Merger Agreement, L Q Corporation stockholders will receive 3.68 shares of Dynabazaar common stock for each share of L Q Corporation common stock they hold. Upon completion of the merger, L Q Corporation stockholders will hold approximately 34% of the combined company and our stockholders will hold approximately 66% of the combined company on a fully-diluted basis. It is anticipated that the combined company's shares will continue to trade on the Over-The-Counter Bulletin Board.

Both the Company's and L Q Corporation's respective Board of Directors approved the Amended and Restated Merger Agreement in accordance with the recommendation of the special committees of independent directors formed by the Board of Directors of each company to evaluate the transaction.

The transaction is subject to stockholder approval and other customary conditions and is expected to be completed during the first half of 2007. A special meeting of stockholders of the Company will be announced in the near future to obtain stockholder approval of the transaction.

Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and L Q Corporation. Pursuant to a letter agreement dated February 26, 2007, Barington agreed to vote, and to cause its affiliates to vote, all of our shares now owned or hereafter acquired by Barington and its affiliates in favor of the transactions contemplated by the Amended and Restated Merger Agreement, in proportion to the votes of our other stockholders.

James A. Mitarotonda, who serves as a director and our President and Chief Executive Officer, is Chairman, President and Chief Executive Officer of a corporation that is the general partner of Barington. Sebastian E. Cassetta, who serves as the Chief Executive Officer of Costar, is a Senior Managing Director and the Chief Operating Officer of Barington. Mr. Cassetta is also a director, President and Chief Executive Officer of L Q Corporation. Dianne K. McKeever, a research analyst at Barington, serves as a director of L Q Corporation, and Michael McManus, a director of L Q Corporation, holds an equity interest in certain affiliates of Barington. Barington is party to separate administrative services agreements with us and L Q Corporation, pursuant to which Barington performs certain administrative, accounting and other services on behalf of each company. Dynabazaar and L Q Corporation's principal executive offices are maintained by Barington.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Dynabazaar and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the presentation of current year information.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $100,000. At December 31, 2006, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents ($ in thousands):

                                                              December 31,
                                                              ------------
                                                         2006              2005
                                                        ------            ------
Cash and Cash equivalents:

Cash ................................................   $   72            $  167

Money market funds ..................................    2,866             8,958
                                                        ------            ------
                                                        $2,938            $9,125
                                                        ======            ======

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

CONCENTRATION OF CUSTOMERS

Our customers include traditional retailers, distributors and manufacturers. In 2006, we had two major customers that each accounted for approximately 26% of our revenue.

As of December 31, 2006, approximately $494,000 was receivable from these customers.

CONCENTRATION OF SUPPLIERS

The Company purchased approximately 45% of its products from two suppliers during the year ended December 31, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses payable are carried at cost. The Company's financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

ACCOUNTS RECEIVABLE, NET

Accounts receivable are recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for the losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred. The Company's accounts receivable, net from third parties was $2,053 and $0 as of December 31, 2006 and December 31, 2005, respectively, net of allowances of $10 at December 31, 2006.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. A provision is made to reduce excess or obsolete inventories to their net realizable value. Inventories consist solely of finished goods as of December 31, 2006.

PREPAIDS

The Company has paid for a five year "tail" on a directors and officers insurance policy relating to the activities of the Company and its management for the period prior to 2004. The policy expires in 2008. Amounts included in long-term prepaid expenses consist solely of this insurance as of December 31, 2006 and 2005.

IMPAIRMENT OF LONG LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), the Company reviews property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

Pursuant to SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective December 31, 2001, intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

SHIPPING AND HANDLING COSTS

Shipping and handling are accounted for in revenues, and shipping and handling costs in cost of revenues.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.

REVENUE RECOGNITION

The financial statements are presented on the accrual basis of accounting. Sales revenues are recognized upon the shipment of merchandise to customers. Allowances for sales returns are recorded as a component of net sales in the period the allowance is recognized.

Research and Development Costs

Expenditures for research, development and engineering of software and hardware products are expensed as incurred.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION ($ in thousands)

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original immediately before the modification. The Company's adoption did not have a material effect on the financial statements.

Until December 31, 2005, the Company followed the disclosure provisions of SFAS No. 123 and applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income (loss) for the years ended December 31, 2005 and 2004 would have increased (decreased) to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               2005      2004
                                                             -------    -------
Net income (loss)
  As reported .............................................  $ 1,256    $(1,962)
  Deduct: Total stock-based employee compensation
          expense determined under the fair-value-based
          method for all awards ...........................      (10)      (334)
                                                             -------    -------
  Pro forma ...............................................  $ 1,246    $(2,189)
                                                             =======    =======
  Basic and diluted net income (loss) per share -
    as reported ...........................................  $  0.05    $(0.078)
                                                             -------    -------
  Basic and diluted net income (loss) per share -
    pro forma .............................................  $  0.05    $ (0.08)
                                                             =======    =======

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model as prescribed by SFAS No. 123 using the following assumptions:

                                                  2006        2005        2004
                                                --------    --------    --------
Expected dividend yield.....................          0%          0%          0%
Expected stock price volatility.............         55%         55%         55%
Risk-free interest rate.....................       4.34%        4.3%        4.2%
Expected life in years......................    10 years    10 years    10 years

                                                    2006
                                                    ----
Weighted-average fair value of options

Granted during the period...................       $0.45

Weighted-average fair value of purchase

Rights granted during the period............          --

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. The Company complies with provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income
(loss), as defined, includes all changes in equity during a period from non-owner sources.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company's adoption did not have a material effect on the financial statements.

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

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. At December 31, 2005, the additional shares amounted to 93,980. At December 31, 2006 and 2004 the additional shares of common stock outstanding have been excluded from the calculation of diluted net loss per common share because the effect would be anti-dilutive.

4. RESTRICTED CASH AND GAIN OF SALE OF ASSETS

Pursuant to an Asset Purchase Agreement with eBay and gain of sale of assets in 2003, the Company placed $2 million of the consideration received from the sale of substantially all of the Company's operating assets in escrow in order to secure the Company's indemnification for certain representations and warranties. The indemnification was capped at $2 million and for a period of two years following the closing of the asset sale.

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                                December 31,
                                                            2006            2005
                                                            ----            ----
Professional fees .......................................   $ 30            $170
Other ...................................................    155              36
                                                            ----            ----
Total accrued expenses ..................................   $185            $206
                                                            ====            ====

6. FIXED ASSETS

Fixed assets are recorded at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over estimated useful lives of 3-10 years.

Details of fixed assets at December 31, 2006 are as follows:

                                                  2006
                                                --------
Office furniture and equipment                    $130
Demonstration equipment                             28
                                                  ----
                                                   158
Less accumulated depreciation                       66
                                                  ----
Total                                             $ 92
                                                  ====

7. INTANGIBLE ASSETS

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The following is a summary of non-goodwill intangibles at December 31, 2006 ($ in thousands):

                                                      Gross         Accumulated
                                                      Amount       Amortization
                                                    ----------     ------------
Intangibles subject to amortization:
Customer relationships ..........................     $1,598          $  133
Unamortized intangible assets
  Trade name ....................................      1,587
  Distribution agreement ........................      1,468
                                                      ------          ------
Total ...........................................     $4,653          $  133
                                                      ======          ======

Amortization expense for 2006 was $133 estimated amortization expense for each of the ensuing years through December 31, 2011 is, $266. Management has determined that intangible assets are not impaired at December 31, 2006.

Long Term Liabilities

Long-term liabilities consist of the following ($ in thousands):

                                                                    December 31,
                                                                    ------------
                                                                        2006
                                                                        ----
Long-term liabilities:

  Long-term liability, contingent purchase price (see note 8)          $2,225

8. ACQUISTION

On June 20, 2006, Costar Video and VSTC completed the acquisition of substantially all of the assets of Southern Imaging and Video Solutions pursuant to the transactions contemplated by the asset purchase agreement dated as of June 20, 2006. However, the acquisition is being accounted for as if it was effectively completed on June 30, 2006. The Company is a former public shell which had no operations. Costar was acquired in order for the Company to have an operating business. Results of operations of Southern Imaging and Video Solutions are included in the condensed consolidated financial statements since June 30, 2006.

Costar, the Company's subsidiary which acquired Southern Imaging's assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of Video Solutions, will provide product design and development, technical support and repair services for Costar.

The consideration for the Acquisition was up to an estimated $9.6 million (including contingent consideration), consisting of $73,600 through the issuance of 200,000 shares of the Company's common stock (valued at $0.368 per share which was the arithmetic average of the previous 10 trading days close prior to June 20, 2006) a cash payment of approximately $3.8 million (including a finders fee payment of approximately $154,000, payment of $108,000 to Barington and the payoff of shareholder loans of approximately $612,000) less the value of the 200,000 shares of Dynabazaar common stock, the assumption of certain liabilities of approximately $3.5 million, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing, through 2009 of which $2,225 is recorded as a long-term liability. On September 29, 2006, the 200,000 shares of Dynabazaar common stock were issued.

The Company has incorporated contingent consideration into the structure of the acquisition in June 2006. This arrangement generally results in the payment of additional consideration to the sellers upon the satisfaction of certain events.

The additional cash payments or share issuances are contingent consideration accounted for under the Emerging Issues Task Force ("EITF") No. 95-8. "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", and is considered to be additional purchase consideration and will be accounted for as part of the purchase price of the firms when the outcome of the contingency is determinable beyond a reasonable doubt. The sum of the amounts assigned to assets acquired and liabilities assumed (e.g. fair values) exceeded the cost of the acquired entity by $2,225 therefore contingent consideration was recorded for that amount. Contingent consideration in these circumstances may be recorded pursuant to paragraph 46 of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations."

There were no material relationships between the Company or its affiliates and any of the parties to the Asset Purchase Agreement, other than in respect of such agreement.

Allocation of Purchase Price

Allocated to:

Distribution agreement              $ 1,468
Trade name                            1,587
Customer relationships                1,598
Cash                                    240
Prepaids                                105
Deposits                                  4
Accounts receivables, net             1,875
Inventory                             2,623
Property and equipment, net              95
                                    -------
Total                                 9,596

Liabilities Assumed:
Accounts payable and other           (1,634)
Revolver facilities                  (1,863)
Issuance of common stock                (74)
Long term liability                  (2,225)
                                    -------
Net purchase price                  $ 3,800

Intangible assets arose from the Costar acquisition. The aggregate of the estimated purchase price plus acquisition costs of an estimated $9.6 million exceeded the fair market value for all identifiable net assets. An independent appraisal was conducted of all intangible assets (including, but not limit to, distribution agreements, customer lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of Costar.

Based on the results of the independent appraisal on the intangible assets acquired, the Company booked amortization of $133 which was charged to operations for the year ended December 31, 2006.

The following unaudited pro forma information presents results of operations of the Company as if the acquisition of Costar occurred as January 1, 2005: ($ in thousands)

Although prepared on a basis consistent with the Company' consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have achieved had these events occurred at the beginning of the periods presents nor are they indicative of future results.($ in thousands)

                                                     Year Ended December 31,
                                                     -----------------------
                                                       2006            2005
                                                     -------          ------
Net sales .........................................  $14,715          $9,246
Cost of goods sold ................................  (11,595)         (6,992)
                                                     ---------------------------
Gross profit ......................................    3,120           2,254
General and administrative expenses ...............    3,044           2,078
                                                     ---------------------------
Net income from operations ........................       76             176

Interest income ...................................      279             352
Pro forma adjustment in interest income ...........      (72)(a)        (220)(a)
Pro forma adjustment amortization of
  intangible assets acquired ......................     (267)(b)        (267)(b)
Other income (expenses), net ......................     (103)          1,843
                                                     ---------------------------
Net income (loss) .................................     $(87)           $422
                                                     ===========================
Net income (loss) per share - as reported .........   $(0.02)          $0.05
Net income (loss) per share - pro forma ...........   $(0.00)          $0.02
Weighted-average shares ...........................   23,692          25,459

(a) Interest income has been reduced based on cash balances that would have existed had the acquisition occurred at the beginning of the period.

(b) Amortization represents annual charges to amortization expense for the intangible assets acquired which are subject to amortization.

9. CREDIT LINES ($ in thousands)

The Company maintains a line of credit with the Bank of Texas. The line has a limit of $2.5 million and interest is charged on the outstanding balance at a variable rate (4.6% at December 31, 2006). The line is secured by the Company's accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest calculated on the outstanding balance. As of December 31, 2006 and 2005, approximately $729 and $0 were outstanding under the line of credit.

10. STOCKHOLDERS' EQUITY

At December 31, 2006 and 2005, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 per share and (ii) 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company's Board of Directors has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

11. TREASURY STOCK

In 2003, the Company sold 612,000 shares of treasury stock with a par value $.001 and a cost of $1.27 per share, in connection with the exercise of employee stock options.

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

12. STOCK OPTION PLANS

In February 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the issuance of up to 4,017,250 shares of common stock plus the number of shares as to which options granted under the 1997 and 1999 Plans are forfeited or otherwise terminate unexercised. This plan provides for awards in the form of ISOs, NSOs, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2006, there were 5,385,662 shares available for issuance under this plan.

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

2000 EMPLOYEE STOCK OPTION AND INCENTIVE PLAN

In October 2000, the Company's Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the "2000 Employee Plan"), which originally provided for the issuance of up to 1,500,000 shares of common stock, under NSOs to employees and key persons of the Company other than any member of the Company's Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934. In January 2001, in connection with the one-time employee option exchange incentive program described below, the Board of Directors amended this plan to increase the number of shares of common stock available for issuance under the plan to 2,654,750. At December 31, 2006, there were 2,250,374 shares available for issuance under this plan. The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

The following table summarizes information about stock options outstanding at December 31, 2006:

           Options Outstanding                  Options Vested and exercisable
------------------------------------------   -----------------------------------
                                              Weighted                  Weighted
 Range of                       Remaining     Average                    Average
 Exercise                      Contractual    Exercise                  Exercise
 Price Per         Number         Life         Price        Number       Price
   Share        Outstanding    (In Years)    Per Share   Exercisable   Per Share
-----------     -----------    -----------   ---------   -----------   ---------
$0.31-$0.55      1,413,000        6.80         $0.33      1,413,000      $0.33
-----------     -----------    -----------   ---------   -----------   ---------

Stock option activity for the years ended December 31, 2006, 2005 and 20043 is as follows:

                                                                  2006                     2005                       2004
                                                        -----------------------   -----------------------    -----------------------
                                                                      Weighted                  Weighted                   Weighted
                                                                      Average                   Average                    Average
                                                                      Exercise                  Exercise                   Exercise
                                                        Number of     Price Per   Number of     Price Per    Number of     Price Per
                                                        Shares        Share       Shares        Share        Shares        Share
                                                        ---------     ---------   ---------     ---------    ---------     ---------
Outstanding at beginning of period .................    1,774,000     $0.32       1,824,000     $0.32          320,000     $0.33
Granted ............................................      200,000      0.30          50,000      0.30        1,504,000      0.32
Exercised ..........................................                   0.31        (100,000)     0.31
Canceled ...........................................     (561,000)
                                                        ---------     -----       ---------     -----          -------     -----
Outstanding at end of period .......................    1,413,000     $0.33       1,774,000     $0.32        1,824,000     $0.33
                                                        =========     =====       =========     =====          =======     =====
Options exercisable at end of period ...............    1,413,000     $0.33       1,774,000     $0.32        1,824,000     $0.33
Weighted average fair value of options
  granted during the period at
  fair value .......................................                  $0.45                     $0.30                      $0.32
                                                        =========     =====       =========     =====          =======     =====

The Company is recognizing the compensation expense over the vesting period. For the years ended December 31, 2006, 2005 and 2004, related expense recognized was $16,000, $0 and $0 for each year respectively.

13. REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC REGION

The table below presents revenues by principal geographic region for the years ended December 31, 2006, 2005 and 2004 ($ in thousands):

                                                             December 31,
                                                     ---------------------------
                                                      2006      2005       2004
                                                     ------    ------     ------
United States ...................................    $7,613     $ --       $ --
                                                     ------     ----       ----
Consolidated ....................................    $7,613     $ --       $ --
                                                     ======     ====       ====

14. INCOME TAXES

The provision for income taxes consists of the following ($ in thousands):

                                                                   Year Ended December 31,
                                           ---------------------------------------------------------------------------
                                                            2006                                   2005
                                           ---------------------------------------   ---------------------------------
                                           Federal     State     Foreign     Total   Federal   State   Foreign   Total
                                           -------     -----     -------     -----   -------   -----   -------   -----
Current ...............................     $  --      $  --      $  --      $ --     $ --     $ --     $ --     $ --
Deferred ..............................        94         16                  110      430       76               506
Valuation allowance ...................       (94)       (16)                (110)    (430)     (76)             (506)
                                            -----      -----      -----      ----     ----     ----     ----     ----
Total .................................     $  --      $  --      $  --      $ --     $ --     $ --     $ --     $ --
                                            =====      =====      =====      ====     ====     ====     ====     ====

                                                            Year Ended December 31,
                                                  ------------------------------------------
                                                                     2004
                                                  ------------------------------------------
                                                  Federal      State      Foreign      Total
                                                  -------      -----      -------      -----
Current .......................................    $  --       $  --       $  --       $ --
Deferred ......................................      665         117                    782
Valuation allowance ...........................     (665)       (117)                  (782)
                                                   -----       -----       -----       ----
Total .........................................    $  --       $  --       $  --       $ --
                                                   =====       =====       =====       ====

The Company's effective tax rate varies from the statutory rate as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2006     2005     2004
                                                      -----    -----    -----
U.S. federal income tax rate ....................     (34.0)%   34.0%   (34.0)%
State taxes .....................................      (6.0)     6.0     (6.0)
                                                      -----    -----    -----
                                                      (40.0)    40.0    (40.0)
                                                      -----    -----    -----
Valuation allowance and true-up of NOL's.........      40.0    (40.0)    40.0
                                                      -----    -----    -----
                                                         --%      --%      --%
                                                      =====    =====    =====

Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2006 and 2005 were as follows (in thousands):

                                                       December 31,
                                                       ------------
                                                   2006           2005
                                                 --------       -------
Net operating loss carryforwards ............    $ 5,005        $ 4,616
Valuation allowance .........................     (5,005)        (4,616)
                                                  ------        -------
Net deferred tax assets .....................    $    --        $    --
                                                 =======        =======

In connection with ownership changes, it was determined that certain of the Company's net operating loss carryfowards ("NOL") have been limited. The Company recently completed an Internal Revenue Code Section 382 evaluation that quantified the limitation of the NOL. As of December 31, 2006, the Company has approximately $14.7 million of NOLs that can be utilized in the current tax year. These NOLs begin to expire in 2022. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

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

15. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2006 and 2005. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                                             For the Quarter Ended
                                                                          ----------------------------------------------------------
                                                                          March 31,       June 30,       September 30,  December 31,
                                                                             2006           2006             2006           2006
                                                                          ---------       --------       -------------  ------------
                                                                                    (in thousands, except per share data)
Revenue .............................................................      $    --         $    --         $ 3,614        $ 3,999
Gross profit ........................................................           --              --             758            877
Net income (loss) ...................................................         (171)           (112)            193           (296)
Basic and diluted net income (loss) per common share ................      $ (0.01)        $ (0.01)        $  0.01        $ (0.02)

                                                                                             For the Quarter Ended
                                                                          ----------------------------------------------------------
                                                                          March 31,       June 30,       September 30,  December 31,
                                                                             2005           2005             2005           2005
                                                                          ---------       --------       -------------  ------------
                                                                                    (in thousands, except per share data)
Revenue .............................................................      $    --         $    --         $    --        $    --
Gross profit
Net income (loss) ...................................................         (275)           (192)          1,892           (169)
Basic and diluted net income loss per common share ..................      $ (0.01)        $ (0.01)        $  0.08        $ (0.01)

16.LEASE AGREEMENTS

The Company leases certain of its facilities under leases which expire in 2008 and 2009. Future minimum annual rent payments are approximately as follows:

Year ending December 31,

2007       $88,000

2008       $92,000

2009       $77,000

17. LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against Dynabazaar, Scott Randall (former President, Chief Executive Officer and Chairman of the Board of Dynabazaar), John Belchers (former Chief Financial Officer of Dynabazaar), U.S. Bancorp Piper Jaffray Inc., DB Alex. Brown (as successor-in-interest to Deutsche Bank Securities, Inc.), Robertson Stephens, Inc. (formerly known as FleetBoston Robertson Stephens, Inc.), Banc of America Securities, LLC, Goldman Sachs & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets,

Inc. (as successor-in-interest to Salomon Smith Barney, Inc.), and J.P. Morgan Securities, Inc. (as successor-in-interest to Hambrecht & Quist, LLC). The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of Dynabazaar between March 14, 2000 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of Dynabazaar's initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with Dynabazaar's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions, including the claims against Mr. Randall and Mr. Belchers, without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has accepted a proposal for the settlement and release of the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Dynabazaar and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Dynabazaar and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminary approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs have filed a petition seeking rehearing of the Second Circuit's class certification ruling, and the District Court has ordered that all activity in the consolidated proceeding before it, including consideration of the proposed settlement, will be stayed pending the ruling on whether to entertain the petition for rehearing. Dynabazaar was not party to one of the test cases, and it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

Note 18. Subsequent Events

On January 5, 2007, the Company entered into an agreement and plan of merger (the "Merger Agreement") with LQ Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Dynabazaar ("LMC"), which Merger Agreement was amended and restated on February 26, 2007 (the "Amended and Restated Merger Agreement"). The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, LMC will merge with and into the Company, with the Company continuing as the surviving corporation and our wholly-owned subsidiary.

Under the terms of the Amended and Restated Merger Agreement, the Company's stockholders will receive 3.68 shares of Dynabazaar common stock for each share of the Company's common stock they hold. Upon completion of the merger, the Company's stockholders will hold approximately 34% of the combined company and our stockholders will hold approximately 66% of the combined company on a fully-diluted basis. It is anticipated that the combined company's shares will continue to trade on the Over-The-Counter Bulletin Board.

Both the Company's and LQ Corporation's respective Board of Directors approved the Amended and Restated Merger Agreement in accordance with the recommendation of the special committees of independent directors formed by the Board of Directors of each company to evaluate the transaction.

The transaction is subject to stockholder approval and other customary conditions and is expected to be completed during the first half of 2007. A special meeting of stockholders of the Company will be announced in the near future to obtain stockholder approval of the transaction.

DYNABAZAAR, INC. SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    Balance At                                    Balance
                                                    Beginning      Charged To                     At End
DESCRIPTION                                         of Period      Operations    Deductions      of Period
------------------------------------------------    ----------     ----------    ----------      ---------
Year ended December 31, 2004:
  Allowance deducted from asset accounts:
    Allowance for doubtful accounts                  $   162            144          (306)        $    --
    Deferred tax asset valuation allowance           $54,557          5,099       (54,534)        $ 5,122
Year ended December 31, 2005:
  Allowance deducted from asset accounts:
    Allowance for doubtful accounts                                                               $    --
    Deferred tax asset valuation allowance           $ 5,122                         (506)        $ 4,616
Year ended December 31, 2006:
  Allowance deducted from asset accounts:
    Allowance for doubtful accounts                  $    --             10                       $    10
    Deferred tax asset valuation allowance           $ 4,616            389                       $ 5,005

EXHIBIT NO. TITLE

2.1 Asset Purchase Agreement dated as of June 20, 2006 by and among Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC(5)

2.2 Agreement and Plan of Merger dated as of January 5, 2007 among Dynabazaar, L Q Corporation and LMC (6)

2.3            Letter Agreement dated January 5, 2007 (6)

2.4 Amended and Restated Agreement and Plan of Merger dated as of February 26, 2007 by and among Dynabazaar, L Q Corporation and LMC (7)

2.5            Letter Agreement dated February 26, 2007(7)

3.1 Form of Fifth Amended and Restated Certificate of Incorporation of the Company(1)

3.2 Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001(2)

4.1            Form of Specimen Certificate for the Company's Common Stock(2)

10.1 Form of Indemnity Agreement entered into by the Company with each of its directors(1)

10.2           Amended and Restated 1997 Stock Option Plan(1)+

10.3           October 2001 Amendment to Amended and Restated 1997 Stock Option
               Plan(2)+

10.4           1999 Stock Option Plan(1)+

10.5           2000 Stock Option and Incentive Plan(1)+

10.6 Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002(2)+

10.7           Employee Stock Purchase Plan(1)+

10.21 Services Agreement dated as of November 17, 2004 between the Company and Barington Capital Group, L.P.(3)

10.22 Amendment to Administrative Services Agreement dated as of March 23, 2006 between the Company and Barington Capital Group, L.P.(4)

10.23 Amendment to Administrative Services Agreement dated as of March 30, 2007 between the Company and Barington Capital Group, L.P.*

21.1           Subsidiaries.*

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

* Filed with this Report.

+Management contracts and compensation plans and arrangements.

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

(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 15, 2006.

(5) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Current Report on Form 8-K dated June 20, 2006 filed with the SEC on June 26, 2006.

(6) Included as an exhibit to, and incorporated in this Report by reference to, the Amendment to the Company's Current Report on Form 8-K dated January 5, 2007 filed with the SEC on January 11, 2007.

(7) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Current Report on Form 8-K dated February 26, 2007 filed with the SEC on February 27, 2007.