Form 10-K/A
period 2006-12-31
DYNABAZAAR INC
filed 2007-04-17
CIK 1053676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1


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

                                  -------------

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


                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 4, 2007.

Dynabazaar, Inc. (the "Company" or "Dynabazaar") hereby amends and restates in its entirety each of the following items of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Original Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on April 4, 2007.

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K filed on April 4, 2007 does not reflect any events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

                                DYNABAZAAR, INC.
                                   FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                                                            PAGE
                                                                            ----


PART III

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.........   1
   ITEM 11. EXECUTIVE COMPENSATION.........................................   4
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................  12
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
              DIRECTOR INDEPENDENCE........................................  15
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................  16

PART IV

   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................  17

SIGNATURES.................................................................  19

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


Directors

Our board of directors (the "Board") is currently comprised of three directors. Each Board member holds office for a term of three years or until his or her respective successor has been duly elected and qualified. Our Board is divided into three classes, consisting of one Class I director (Raymond Steele); one Class II director (Rory J. Cowan); and one Class III director (James A Mitarotonda).

Set forth below is certain information regarding the directors of Dynabazaar, Inc.

Name                        Age    Position with the Company      Director Since
------------------------    ---    -------------------------      --------------
James A. Mitarotonda....    52     President, Chief Executive         2003
                                   Officer and Director

Rory J. Cowan...........    54     Chairman of the Board of           2001
                                   Directors(1)(2)(3)

Raymond Steele..........    72     Director(1)(2)(3)                  2004

----------
(1)   Member of Audit Committee

(2)   Member of Nominating and Corporate Governance Committee

(3)   Member of Compensation Committee

Mr. Mitarotonda has served as one of our directors since September 2003 and as our President and Chief Executive Officer since May 2006. He also served as our President and Chief Executive Officer from January 2004 to December 17, 2004. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm that he co-founded in November 1991. Mr. Mitarotonda is also Chairman of the Board, President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization value fund. In addition, he is the Chairman of the Board, President and Chief Executive Officer of Barington Offshore Advisors II, LLC, the investment advisor of Barington Companies Offshore Fund, Ltd., a small capitalization value fund. Mr. Mitarotonda is also a director of The Pep Boys - Manny, Moe & Jack (NYSE:PBY) and A. Schulman, Inc. (NASDAQ:SHLM). He also has served as L Q Corporation, Inc.'s Co-Chief Executive Officer and Co-Chairman from April 2003 to May 2004, its sole Chief Executive Officer from May 2004 to October 2004, a director from September 2002 through October 2006 and as its sole Chairman from May 2004 to October 2006. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates.

Mr. Cowan has served as one of our directors since March 2001. Mr. Cowan is the founder of Lionbridge Technologies, Inc. ("Lionbridge"), a provider of globalization products and services for worldwide deployment of technology and information-based products, where he has served as Chairman of the Board and Chief Executive Officer since September 1996. From September 1996 to March 2000, Mr. Cowan also served as President of Lionbridge. Before founding Lionbridge, Mr. Cowan served as Chief Executive Officer of Interleaf, Inc., a document automation software services company, from October 1996 to January 1997. From May 1995 to June 1996, Mr. Cowan served as Chief Executive Officer of Stream International, Inc., a software and services provider and a division of R.R. Donnelley & Sons ("R.R. Donnelley"), a provider of commercial print and print-related services. Mr. Cowan joined R.R. Donnelley in 1988 and served most recently as Executive Vice President from 1991 to June 1996. Before joining R.R. Donnelley, Mr. Cowan was founder of CSA Press, a software duplication firm, and held positions at Compugraphic Corporation, an automated publishing hardware firm.

Mr. Steele has served as one of our directors since December 2004. Mr. Steele is a retired businessman. Prior to his retirement, he held various senior positions such as Executive Vice President of Pacholder Associates, Inc. (from

August 1990 until September 1993), Executive Advisor at the Nickert Group (from 1989 through 1990), and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank (from 1984 through 1988). Mr. Steele currently serves on the board of directors of American BankNote Corporation (OTCBB:ABNTQ), Globix Corporation (AMEX:GEX), Motient Corporation (PNK:MNCP) and Horizon Offshore, Inc. (PNK:HOFF). He is also a member of the board of directors of Newcastle Holdings, Inc.

There are no family relationships among any of our directors or executive officers.

Executive Officers

As of March 29, 2007, the following persons were serving as our executive officers:

Name                      Age    Position with the Company     Held Office Since
------------------------  ---    -------------------------     -----------------
James A. Mitarotonda....  52     President, Chief Executive         2006
                                 Officer and Director

Melvyn Brunt............  63     Chief Financial Officer            2004
                                 and Secretary

Sebastian E. Cassetta...  57     Chief Executive Officer            2006
                                 of Costar

James D. Pritchett......  60     President of Costar                2006

Mr. Mitarotonda's biographical information is detailed above. Mr. Mitarotonda has served as our President and Chief Executive Officer since May 2006, replacing William J. Fox who resigned as President and Chief Executive Officer and from the Board of Directors during that same month. Mr. Mitarotonda also served as our President and Chief Executive Officer from January 2004 to December 17, 2004.

Mr. Brunt has served as our Chief Financial Officer and Secretary since January 2004. He has also served as Chief Financial Officer of Barington Capital Group, L.P. since January 2002 and as Chief Financial Officer and Secretary to L Q Corporation, Inc. (OTCBB:LQCI.OB) since April 2003. In addition, from January 2002 to May 2004, he served as Chief Financial Officer and Secretary to MM Companies, Inc., now known as George Foreman Enterprises, Inc. (PNK:GFME.PK). From 1985 to 2001, Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co., an international freight forwarding company. From 1996 to 2001, Mr. Brunt was President of Air Mar, Inc. and a Director of TCX International Inc. Both of those companies provided logistics support services to a wide variety of importing and exporting companies.

Mr. Cassetta has served as the Chief Executive Officer of Costar Video Systems, LLC, a wholly-owned subsidiary of the Company ("Costar"), since June 2006. He has also served as a director, President and Chief Executive Officer of L Q Corporation, Inc. (OTCBB:LQCI) since May 2006. Mr. Cassetta was the Chairman and Chief Executive Officer of SmartServ Online, Inc., a company specializing in the delivery of content to desktop and wireless devices, from August 1992 to July 2003. Prior to that, he was the President of Burns and Roe Securacom Inc., a company specializing in engineering and large-scale systems integration, and a director and vice president of Brinks Inc., an international security company. He is a former Special Assistant to New York Governor and Vice President Nelson
A. Rockefeller. Mr. Cassetta currently also serves as a Senior Managing Director and the Chief Operating Officer of Barington, a position he has held since August 2003.

Mr. Pritchett has served as the President of Costar since June 2006. Prior to that, he was the President of Video Solutions Technology Center, LLC and a director of Southern Imaging, Inc. from March 2001 until June 2006. Mr. Pritchett served as an independent business consultant from 1999 until March 2001. From 1988 until March 1999, Mr. Pritchett was an executive officer of Ultrak, Inc., a publicly-traded company that manufactured and sold products for the security and surveillance and industrial video markets, serving as the Executive Vice-President and Chief Operating Officer from 1988-1997 and as the President and Chief Executive Officer from 1997 until March 1999.

Audit Committee

The Company has a separately-designated standing audit committee. The members of the audit committee are Raymond Steele and Rory Cowan. The Board has determined that each member is "independent" under the Nasdaq listing standards and the applicable rules of the SEC, that each member is "financially literate" under the Nasdaq's listing standards and that Mr. Steele qualifies as an Audit Committee Financial Expert under the applicable rules of the SEC.

The Audit Committee hires our independent accountants and is charged with the responsibility of overseeing our financial reporting process. In the course of performing its functions, the Audit Committee reviews, with management and the independent accountants, our internal accounting controls, the annual financial statements, the report and recommendations of the independent accountants, the scope of the audit and the qualifications and independence of the auditors. A copy of the Audit Committee charter is available upon request to the following address: Dynabazaar, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019
Attn: Secretary.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Raymond Steele and Rory Cowan. The Board has determined that each member is independent under the Nasdaq's listing standards. The Committee is responsible for identifying individuals who are qualified to become directors, recommending nominees for membership on the Board and committees of the Board, promulgating minimum qualifications that it believes must be met by director nominees, establishing policies for considering director candidates recommended by stockholders, implementing procedures for stockholders in submitting recommendations for director candidates and developing and recommending to the Board corporate governance guidelines.

The Committee has established the following minimum qualifications for prospective nominees: (1) high accomplishments in his or her respective field, with superior credentials and recognition, (2) if applicable, a demonstrated history of actively contributing at board meetings, (3) high personal and professional integrity, exceptional ability and judgment, and effectiveness, in conjunction with the other nominees to the Board, in serving the long-term interests of the stockholders and (4) sufficient time and availability to devote to the affairs of the Company, particularly in light of the number of boards on which the nominee may serve. In addition, the Committee may consider a variety of other qualities and skills, including whether the nominee has direct experience in the industry or in the markets in which we operate and the definition of independence within the meaning of Rule 4200 of the Nasdaq listing standards. Nominees must also meet any applicable requirements of the SEC's regulations, state law and our charter and by-laws.

The Committee has established a process for identifying and evaluating nominees for director. The Committee may solicit recommendations from any or all of the following sources: non-management directors, the Chief Executive Officer, other executive officers, third-party search firms or any other source it deems appropriate. The Committee will then, without regard to the source of the initial recommendation of such proposed director candidate, review and evaluate the qualifications of any such proposed director candidate, and conduct inquiries it deems appropriate. Upon identifying individuals qualified to become members of the Board, consistent with the minimum qualifications and other criteria approved by the Board from time to time, and provided that we are not legally required to provide third parties with the ability to nominate individuals for election as a member of the Board, the Committee will then recommend that the Board select the director nominees for election at each annual meeting of stockholders.

The Committee will consider director candidates recommended by our stockholders. A stockholder wishing to propose a nominee should submit a recommendation in writing to our Secretary at least 120 days before the mailing date for proxy material applicable to the annual meeting for which such nomination is proposed for submission, setting forth, among other things required by the Committee's charter, (i) the name, age, business address and, if known, residence address of each nominee, (ii) the principal occupation or employment of each such nominee for the past five years, (iii) the consent of the proposed director candidate to be named in the proxy statement relating to our annual meeting of stockholders and to serve as a director if elected at such annual meeting and (iv) any additional information regarding director nominees pursuant to the rules of the SEC. The Committee anticipates that it would use these sources as well as stockholder recommendations to identify candidates in the future.

Copies of the Nominating and Corporate Governance Committee charter and the Corporate Governance Guidelines are available upon request to the following address: Dynabazaar, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019
Attn: Secretary.

Compensation Committee

The Compensation Committee currently consists of Raymond Steele and Rory Cowan. The Board has determined that each member is independent under the Nasdaq's listing standards. The Compensation Committee sets the compensation of our Chief Executive Officer and other senior executives, administers our stock option plans and executive compensation programs, determines eligibility for, and awards under, such plans and programs, and makes recommendations to the Board with regard to the adoption of new employee benefit plans, stock option plans and executive compensation plans. A copy of the Compensation Committee charter is available upon request to the following address: Dynabazaar, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019 Attn: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and to furnish copies to us.

Based upon a review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that, for the fiscal year ended December 31, 2006, all reports required by Section 16(a) of the Exchange Act to be filed by our officers and directors and 10% beneficial owners were filed on a timely basis.

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


ITEM 11. EXECUTIVE COMPENSATION


Compensation Discussion and Analysis

We compensate our executive management through a combination of base salaries, merit based performance bonuses and long-term equity compensation. Our executive compensation is structured to align management's incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

We adhere to the following compensation policies, which are designed to support the achievement of our business strategies:

      o Our executive compensation should strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable compensation that is dependent upon the successful achievement of corporate and individual performance goals.

      o A portion of each executive's total compensation should be comprised of long-term compensation to focus management on the long-term interests of shareholders.

      o An appropriately balanced mix of incentive cash and equity-based compensation aligns the interests of our executives with that of our shareholders. The equity-based component promotes a continuing focus on building profitability and shareowner value.

      o Total compensation should enhance our ability to attract, retain, motivate and develop knowledgeable and experienced executives upon whom, in large part, our successful operation and management depends.

A core principle of our executive compensation is the belief that compensation paid to executive officers should be closely aligned with our near- and long-term success, while simultaneously giving us the flexibility to recruit and retain qualified key executives. Our compensation program is structured so that it is related to our stock performance and other factors, direct and indirect, which may influence long-term shareholder value.

As a result, we have designed our executive compensation to include the following elements:

      o     Annual Base Salaries;

      o     Annual Performance-Based Cash Bonuses; and

      o     Long-Term Equity-Based Compensation.

We utilize each of these elements of executive compensation to ensure proper balance between our short- and long-term success as well as between our financial performance and shareholder return. In this regard, we believe that the executive compensation for our named executive officers is consistent with our financial performance and the performance of each named executive officer.

Elements of Compensation

Base Salaries

The base salaries of the Company's named executive officers are evaluated annually. In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee considers achievement of the Company's strategic goals, level of responsibility, individual performance and time commitment, and internal equity and external pay practices. In addition, the Committee considers the scope of the executives' responsibilities, taking into account to the extent deemed appropriate competitive market compensation for similar positions, the seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by our Board of Directors and Compensation Committee. The Compensation Committee and our Board have also taken into account the contribution certain executive officers made to the Acquisition as well as the fact that, from September 2003 until June 2006, we did not operate any business.

In 2006, James Mitarotonda, our President and Chief Executive Officer, agreed to not be paid a base salary, Melvyn Brunt, our Chief Financial Officer, was paid a salary of $10,500, Sebastian Cassetta, the Chief Executive Officer of Costar, was paid a salary of $35,000 and James Pritchett, the President of Costar, was paid a salary of $78,978.

Bonuses

Bonus awards are designed to focus management attention on achieving key operational and performance goals for the current fiscal year. Cash bonus awards are distributed based upon the Company and the individual's performance. The final determination for all bonus payments is made by our Compensation Committee. The Compensation Committee and our Board have also taken into account the contribution certain executive officers made to the Acquisition as well as the fact that, from September 2003 until June 2006, we did not operate any business. In 2006, James Mitarotonda, our President and Chief Executive Officer, agreed to not be paid a bonus, Melvyn Brunt, our Chief Financial Officer, was paid a bonus of $5,000, Sebastian Cassetta, the Chief Executive Officer of Costar, was paid a bonus of $35,000 and James Pritchett, the President of Costar, was not paid a bonus but received an incentive payment of $2,660 under the terms of the employment agreement between him and Costar.

Equity Incentive Grants

Long-term incentives also comprise an important component of our executives' total compensation package. These incentives are designed to motivate and reward executives for maximizing shareowner value and encourage the long-term employment of key employees.

To date, stock options have been our primary long-term compensation vehicle for our executive officers. Stock options are granted at the prevailing market price on the date of grant and will have value only if our stock price increases. Grants of stock options generally are based upon our performance, the level of the executive's position, and an evaluation of the executive's past and expected future performance. In connection with the Aquisition, James Pritchett, President of Costar, was granted 37,000 options subject to four year vesting at the rate of 25% per annum. James A. Mitarotonda, President and Chief Executive Officer of the Company, was granted 25,000 options in his capacity as a non-executive director. None of our other Named Executive Officers received stock option grants in their capacity as such in 2006.

No decision has been made whether or not stock options will continue to be used as the predominant form of stock-based compensation. The Compensation Committee is in the process of considering all forms of long-term equity compensation, including restricted stock grants.

Other Benefits

There are no other benefits provided to employees at this time, including pension, severance or change in control benefits.

Summary Compensation Table for Year Ended December 31, 2006

The following table provides information as to compensation paid by the Company to our Chief Executive Officer, former Chief Executive Officer, Chief Financial Officer, Chief Executive Officer of our Costar subsidiary and the President of our Costar subsidiary (collectively, the "Named Executive Officers") for services rendered for the fiscal year ended December 31, 2006.


                                                        Annual Compensation
                                                --------------------------------
                                                           Salary          Bonus         Options        All other
Name and Principal Position                     Year         ($)            ($)         Awards ($)     Compensation($)    Total ($)
---------------------------                     ----       -------       -------        ----------     ---------------    ---------

William J. Fox                                  2006       $20,000            --            --           $30,855(2)        $50,855
Former President and Chief
Executive Officer (1)

James A. Mitarotonda                            2006            --            --       $ 4,000(4)        $ 1,000           $ 5,000
President and Chief
Executive Officer
(principal executive officer)(3)

Melvyn Brunt                                    2006       $10,500       $ 5,000            --                --           $15,500
Chief Financial Officer
(principal financial officer)

Sebastian Cassetta                              2006       $35,000       $35,000            --                --           $70,000
Chief Executive Officer
(Costar)

James Pritchett                                 2006       $78,978            --            --           $ 2,660(5)        $81,638
President
(Costar)(5)



----------
(1) Mr. Fox resigned as our President and Chief Executive Officer and from our Board of Directors, effective the close of business on May 15, 2006.

(2) In May, 2006, the Company repurchased all stock options held by Mr. Fox for $30,855, the market value of all vested stock options held by Mr. Fox at such time.

(3) In 2006, Mr. Mitarotonda was granted 25,000 options and paid $1,000 in meeting fees in his capacity as a non-executive director during such year.

(4) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R). A discussion of valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 2 to the Company's Consolidated Financial Statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(5) Mr. Pritchett has served as the President of Costar since June 2006. In April 2007, Mr. Prtichett received a 2006 incentive payment of $2,660 under the terms of the employment agreement between him and Costar dated June 20, 2006.


Grants of Plan-Based Awards for Year Ended December 31, 2006

--------------------------------------------------------------------------------
                                     All Other
                                      Option
                                      Awards:       Exercise
                                     Number of      or Base
                                    Securities     Price of
                                    Underlying      Option         Grant Date
                                     Options        Awards        Fair Value
    Name             Grant Date        (#)          ($/Sh)         of Stock
--------------------------------------------------------------------------------
James A.             3/28/2006        25,000       $  0.36          $0.36
Mitarotonda
--------------------------------------------------------------------------------
James Pritchett      6/20/2006        37,000       $0.5475          $0.36
--------------------------------------------------------------------------------

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We do not have employment agreements or contracts with any of our Named Executive Officers other than James Pritchett. Mr. Mitarotonda was granted 25,000 options in his capacity as a non-executive director. The stock option award granted to Mr. Pritchett, Costar's president, was given to him in connection with the Acquisition.

Employment Contracts and Termination of Employment Arrangements

Costar is party to an employment agreement with James Pritchett dated June 20, 2006. The agreement has a three year term ending June 20, 2009. The agreement provides that Mr. Pritchett is to receive a base salary of $150,000 per annum, at least 3 weeks paid vacation and reimbursement of travel and business expenses incurred in connection with the performance of his duties. In addition, Mr. Pritchett is eligible to receive an annual incentive payment to the extent that the consolidated net income of Costar before interest, income taxes, depreciation and amortization exceeds certain established annual targets. The agreement is subject to early termination as follows: (a) by Costar (i) due to Mr. Pritchett's death or total disability, (ii) without "cause" or (iii) for "cause," and (b) by Mr. Pritchett for "good reason." "Cause" and "good reason" are as defined in the employment agreement. In the event that the agreement is terminated by reason of the death or total disability of Mr. Pritchett, by the Company for "cause" or by Mr. Pritchett other than for "good reason," then Costar shall be obligated to pay Mr. Pritchett (or his spouse or estate, as the case may be) (a) any accrued but unpaid base salary for services rendered to the date of termination, (b) any accrued but unpaid reimbursable expenses, (c) any accrued but unpaid vacation time and (d) for each full bonus eligible year worked by Mr. Pritchett, any incentive payment due and payable under the agreement. In the event the agreement is terminated by Costar without "cause," then Costar shall be obligated to pay Mr. Pritchett (a) any accrued but unpaid base salary for services rendered to the date of termination, (b) any accrued but unpaid reimbursable expenses, (c) any accrued but unpaid vacation time, (d) Mr. Pritchett's base salary for a period of six (6) months following the date of termination and (e) for each full bonus eligible year worked by Mr. Pritchett, any incentive payment due and payable under the agreement, and for each partial bonus eligible year worked by Mr. Pritchett, a pro-rated portion of any incentive payment that would be due and payable under the agreement assuming that Mr. Pritchett had worked for Costar for the full bonus eligible year. In the event that the agreement is terminated by Mr. Pritchett for "good reason," then Costar shall be obligated to pay Mr. Pritchett (a) any accrued but unpaid base salary for services rendered to the date of termination, (b) any accrued but unpaid reimbursable expenses, (c) any accrued but unpaid vacation time, (d) Mr. Pritchett's base salary for a period of six (6) months following the date of termination and (e) for each full bonus eligible year worked by Mr. Pritchett, any incentive payment due and payable under the agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides summary information concerning stock options held by the Named Executive Officers as of December 31, 2006.

--------------------------------------------------------------------------------
                                        Option Awards
--------------------------------------------------------------------------------
                           Number of      Number of
                           Securities    Securities
                           Underlying    Underlying
                          Unexercised    Unexercised    Option        Option
                          Options (#)    Options (#)   Exercise     Expiration
      Name                Exercisable   Unexercisable  Price ($)       Date
--------------------------------------------------------------------------------
William J. Fox (1)               --           --           --           --
--------------------------------------------------------------------------------
James A Mitarotonda (2)     320,000           --       $  0.33      12/1/2008
                            298,000           --       $  0.31     12/17/2014
                             25,000           --       $  0.36      3/28/2016
--------------------------------------------------------------------------------
Sebastian Cassetta           80,000           --       $  0.31     12/17/2014
--------------------------------------------------------------------------------
Melvyn Brunt                100,000           --       $  0.31     12/17/2014
--------------------------------------------------------------------------------
James Pritchett                  --       37,000       $0.5475     6/20/2016
--------------------------------------------------------------------------------

----------
(1) In May 2006, the Company repurchased all stock options held by Mr. Fox for $30,855, the market value of all vested stock options held by Mr. Fox at such time.

(2) In 2006, Mr. Mitarotonda was granted 25,000 options in his capacity as a non-executive director during such year.

Option Exercises and Stock Vested Table for Fiscal Year Ended December 31, 2006

None of our Named Executive Officers exercised any stock options during 2006. In May 2006, the Company repurchased all stock options held by Mr. Fox for $30,855, the market value of all vested stock options held by Mr. Fox at such time.

2000 Stock Option and Incentive Plan

In February 2000, our Board of Directors and stockholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the issuance of up to 4,017,250 shares of common stock plus the number of shares as to which options granted under the Amended and Restated 1997 Stock Option Plan, as amended and the 1999 Stock Option Plan are forfeited or otherwise terminate unexercised. The 2000 Plan provides for awards in the form of ISOs, NSOs, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2006, there were 5,385,662 shares available for issuance under the 2000 Plan.

The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests. For holders of 10% or more of our outstanding common stock, ISOs may not be granted at less than 110% of the fair market value of the common stock at the date of grant.

2000 Employee Stock Option and Incentive Plan

In October 2000, our Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the "2000 Employee Plan"), which originally provided for the issuance of up to 1,500,000 shares of common stock, under NSOs to our employees and key persons other than any member of our Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934. In January 2001, in connection with the one-time employee option exchange incentive program, the Board of Directors amended this plan to increase the number of shares of common stock available for issuance under the plan to 2,654,750. At December 31, 2006, there were 2,250,374 shares available for issuance under this plan. The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

The Company calculates the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as set forth in SFAS No. 123(R) using the following assumptions:

                                                      Year Ended December 31,
                                                     -------------------------
                                                     2006       2005      2004
                                                     ----       ----      ----

Risk-free interest rate .......................      4.34%      4.30%      4.20%

Weighted-average expected life (in years) .....        10         10         10

Expected dividend yield .......................       0.0%       0.0%       0.0%

Expected stock price volatility ...............        55%        55%        55%



Director Compensation Table for Year Ended December 31, 2006

The following table contains information concerning the compensation of our directors for the fiscal year ended December 31, 2006.

                              DIRECTOR COMPENSATION
                     (For the Year Ended December 31, 2006)

                                         Fees Earned
                                          or Paid        Option
Name                                      in Cash        Awards(1)        Total
----                                     -----------    ----------       -------
James A. Mitarotonda                      $ 1,000       $ 4,000(2)(4)    $ 5,000
Rory J. Cowan                             $ 9,000       $ 8,000(3)(4)    $17,000
Raymond Steele                            $11,000       $ 4,000(2)(4)    $15,000


----------
(1) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R). A discussion of valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 2 to the Company's Consolidated Financial Statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2) Awards consist of grants made to Mr. Mitarotonda and Mr. Steele as non-executive directors in March 2006.

(3) Amount includes stock options due to Mr. Cowan for service as Chairman in 2005 and 2006.

(4) As of December 31, 2006, James A. Mitarotonda, Rory J. Cowan and Raymond Steel have received in the aggregate 643,000, 100,000 and 75,000 option awards, respectively.

Narrative to Director Compensation Table

In June 2004, our Board approved a plan that entitles our Chairman to cash compensation of $20,000 upon initial election and upon the anniversary of being appointed and entitles our other non-employee directors to cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service. The plan also provides non-employee directors with $1,000 per meeting of the Board attended during their term of service. In addition, the plan provides that attendance at committee meetings will be compensated at the rate of $1,000 per meeting for members and $2,000 per meeting for the chairperson. While the Company has paid the

Chairman and our other non-employee directors meeting fees during the fiscal year ended December 31, 2006, it has not paid such directors their base compensation during this time period but expects to do so in the future.

Non-employee directors are entitled to fully vested options to purchase 50,000 shares of common stock upon initial election and a fully vested option to purchase 25,000 shares of common stock on each anniversary of becoming a director during their term of service.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of independent, non-employee directors. No interlocking relationships exist among our Board, Compensation Committee or executive officers and the Board, Compensation Committee or executive officers of any other company, nor has an interlocking relationship existed in the past.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with our management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated by the SEC. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                                   Compensation Committee:
                                                   Rory J. Cowan
                                                   Raymond Steele

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table presents information with respect to beneficial ownership of the common stock as of April 1, 2007 by

      o each person known by us to beneficially own more than 5% of the common stock;

      o     individuals serving as our Named Executive Officers;

      o     each of our directors and the nominees for director; and

      o     all executive officers and directors as a group.

Except as otherwise noted, the address of each person/entity listed in the table is c/o Dynabazaar, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019. The table includes all shares of common stock issuable within 60 days of April 1, 2007 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 23,691,756 shares of common stock outstanding as of April 1, 2007 together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

                            Shares Beneficially Owned
--------------------------------------------------------------------------------

Name of Beneficial Owner                               Number         Percent
------------------------                               ------         -------
Barington Capital Group, L.P. and                   2,612,775(1)          11.03
related entities
888 Seventh Avenue, 17th Floor
New York, NY 10019

Jay Gottlieb                                        2,000,000(2)           8.44
27 Misty Brook Lane
New Fairfield, CT

Lloyd I. Miller, III                                2,843,000(3)          12.00

Melvyn Brunt                                          100,000(4)              *

Sebastian E. Cassetta                                  80,000(5)              *

Rory J. Cowan                                         100,000(6)              *

James Mitarotonda                                   2,612,775(7)          11.03

Raymond Steele                                         75,000(8)              *

All executive officers and directors as
a group consisting of 6 persons) (4)-(9)            2,967,775(9)          12.53

----------
(*)   Represents less than 1% of the outstanding shares of common stock.

(1) This information is based solely on a Schedule 13D, as amended, filed with the SEC on March 14, 2007 by Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, Barington Companies Offshore Fund, Ltd., Barington Offshore Advisors II, LLC, Barington Capital Group, L.P., LNA Capital Corp. and James Mitarotonda. Includes 1,969,775 shares of common stock beneficially owned by Barington Capital Group, L.P., Barington Companies Offshore Fund, Ltd. and Barington Companies Equity Partners, L.P., entities which are directly or indirectly controlled by Mr. Mitarotonda. Mr. Mitarotonda disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 643,000 shares of common stock issuable upon the exercise of options granted to Mr. Mitarotonda.

(2) This information is based on a Schedule 13D, as amended, filed by Jay Gottlieb with the SEC on July 20, 2006. According to such Schedule 13D, 1,509,030 of these shares are owned by Mr. Gottlieb, and 490,970 are beneficially owned by the Laurick Trust. The trust is for the benefit of Mr. Gottlieb's adult children. Mr. Gottlieb, as trustee of both trusts, has sole responsibility to vote and dispose of these shares as well as the shares in his name. Mr. Gottlieb disclaims beneficial ownership of any such shares held by him as trustee for the benefit of his adult children

(3) This information is based on a Schedule 13G filed by Lloyd I. Miller, III with the SEC on October 10, 2006. According to such Schedule 13G, Mr. Miller has sole voting and dispositive power with respect to 2,205,500 of the reported securities as (i) a manager of a limited liability company that is the general partner of a certain limited partnership and (ii) as an individual. The reporting person has shared voting and dispositive power with respect to 637,500 of the reported securities as an investment advisor to the trustee of a certain family trust.

(4) Consists of 100,000 shares of common stock issuable upon the exercise of options.

(5) Consists of 80,000 shares of common stock issuable upon the exercise of options.

(6) Consists of 100,000 shares of common stock issuable upon the exercise of options.

(7) Includes 1,969,775 shares of common stock beneficially owned by Barington Capital Group, L.P., Barington Companies Offshore Fund, Ltd. and Barington Companies Equity Partners, L.P., entities which are directly or indirectly controlled by Mr. Mitarotonda. Mr. Mitarotonda disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 643,000 shares of common stock issuable upon the exercise of options granted to Mr. Mitarotonda.

(8) Consists of 75,000 shares of common stock issuable upon the exercise of options.

(9) Includes 1,048,000 shares of common stock issuable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the Company's 1997 Stock Option Plan (the "1997 Plan"), 1999 Stock Option Plan (the "1999 Plan"), and 2000 Stock Option and Incentive Plan (the "2000 Plan") and the Company's 2000 Employee Stock Purchase Plan (the "ESPP").


                                                                                                                Number of
                                                                                                                securities
                                                                                                                remaining
                                                                                                                available for
                                                      Number of                                                 future issuance
                                                      securities                    Weighted average            under equity
                                                      to be issued                  exercise price              compensation
                                                      upon exercise                 of outstanding              plan (excluding
                                                      of outstanding                options,                    securities
                                                      options, warrants             warrants and                referenced in
Plan category                                         and rights (a)                rights (b)                  column (a)) (c)
-------------------                                   -----------------             ----------------            ---------------
Equity compensation plans approved
by security holders (1)                                 1,313,000(2)                    $0.32                    4,624,840(3)

Equity compensation plans not approved
by security holders(4)                                    100,000                       $0.55                    2,549,740
                                                        ---------                       -----                    ---------

TOTAL                                                   1,413,000                       $0.39                    7,174,580
                                                        =========                       =====                    =========

----------
(1)   Consists of shares from the 1997 Plan, the 1999 Plan and the 2000 Plan.

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


Pursuant to an administrative services agreement we entered into with Barington in December 2003 (which ran through December 31, 2004), the Company paid Barington a monthly fee of $8,000 for performing certain administrative services on behalf of the Company. In connection with the agreement, the Company granted to Mr. Mitarotonda an option to purchase 320,000 shares of our common stock. The option is fully exercisable and was granted with an exercise price per share equal to $0.33, the fair market value of our common stock on the grant date.


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


Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the Charter of the Audit Committee, the Audit Committee is charged, on behalf of the Board, with conducting an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and the approval of the Audit Committee is required for all such transactions.

Director Independence

Our Board has determined that Rory Cowan and Raymond Steele qualify as independent under Nasdaq listing standards.


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


                                              Fiscal                  Fiscal
               Fee Category                    2006                    2005
               ----------------------        --------                --------
               Audit Fees (1)                $122,000                $ 76,000
               Audit-Related Fees (2)          76,000                      --
               Tax Fees (3)                    28,000                  12,000
                                             --------                --------
               Total Fees                    $226,000                $ 88,000
                                             ========                ========


----------
(1) Audit Fees. These consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly 10-Q reports and for services normally provided in connection with statutory and regulatory filings.

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

EXHIBIT NO.         TITLE
-----------         ------------------------------------------------------------


2.1 Asset Purchase Agreement dated as of June 20, 2006 by and among Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC(5)

2.2 Agreement and Plan of Merger dated as of January 5, 2007 among Dynabazaar, L Q Corporation and LMC(6)

2.3                 Letter Agreement dated January 5, 2007(6)

2.4 Amended and Restated Agreement and Plan of Merger dated as of February 26, 2007 by and among Dynabazaar, L Q Corporation and LMC(7)

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

10.6 Composite Transaction Bonus Plan adopted August 28, 2001 as amended on March 12, 2002(2)+

10.7                Employee Stock Purchase Plan(1)+

10.21 Services Agreement dated as of November 17, 2004 between the Company and Barington Capital Group, L.P.(3)

10.22 Amendment to Administrative Services Agreement dated as of March 23, 2006 between the Company and Barington Capital Group, L.P.(4)

10.23 Amendment to Administrative Services Agreement dated as of March 30, 2007 between the Company and Barington Capital Group, L.P.(8)

10.30 Employment Agreement between Costar Video Systems, LLC and James Pritchett dated June 20, 2006*

21.1                Subsidiaries(8)

23.1                Consent of Rothstein, Kass & Company(8)

31.1                Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002(8)

31.2                Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002(8)

31.3                Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002*

31.4                Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)


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


(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended March 6, 2006 filed with the SEC on May 15, 2006.


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


(8) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 4, 2007.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2007.


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


--------------------------------------------------------------------------------
SIGNATURE                         TITLE                             DATE
--------------------------------------------------------------------------------
/s/ James A, Mitarotonda          President, Chief                April 17, 2007
------------------------          Executive Officer
James A. Mitarotonda              and Director (Principal
                                  Executive Officer)
--------------------------------------------------------------------------------
/s/ Melvyn Brunt                  Chief Financial Officer         April 17, 2007
----------------                  and Treasurer (Principal
Melvyn Brunt                      Financial and Accounting
                                  Officer)
--------------------------------------------------------------------------------
/s/ Rory J. Cowan                 Director and Chairman of        April 17, 2007
--------------------              the Board
Rory J. Cowan
--------------------------------------------------------------------------------
/s/ Raymond Steele                Director                        April 17, 2007
-------------------
Raymond Steele
--------------------------------------------------------------------------------