Form 10-Q
period 2007-03-31
DYNABAZAAR INC
filed 2007-05-15
CIK 1053676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2007

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

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

The number of shares outstanding of the registrant's common stock as of May 11, 2007 was 23,691,756

DYNABAZAAR, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                         1
         Condensed Consolidated Balance Sheets as of
           March 31, 2007 (unaudited) and December 31, 2006                    1
         Condensed Consolidated Statements of Operations for
           the three months ended March 31, 2007 (unaudited)
           and 2006 (unaudited)                                                2
         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2007 (unaudited) and
           2006 (unaudited)                                                    3
         Notes to Condensed Consolidated Financial Statements (unaudited)      4
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  13
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                          18
         ITEM 4.  CONTROLS AND PROCEDURES                                     19

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                           19
         ITEM 6.  EXHIBITS                                                    21

SIGNATURES                                                                    21

ITEM 1. FINANCIAL STATEMENTS

                       DYNABAZAAR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       March 31,    December 31,
                                                            2007            2006
                                                      (unaudited)      (audited)
                                                      ----------    ------------
ASSETS
Current assets:
Cash and cash equivalents                              $   2,770      $   2,938
Accounts receivable, net of allowance for
  doubtful accounts of $9 and $10
  in 2007 and 2006 respectively                            2,535          2,053
Inventory, net                                             3,765          3,738
Prepaid expenses                                             483            496

                                                       ---------      ---------
Total current assets                                       9,553          9,225

Fixed assets                                                 134             92
Trade Name                                                 1,587          1,587
Other intangibles, net                                     2,867          2,903
Deposits                                                       4              4
Long-term prepaid expenses                                   600            694
                                                       ---------      ---------
Total assets                                           $  14,745      $  14,535
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                       $   1,490      $   1,436
Accrued expenses and other current
  liabilities                                                148            185
Line of credit                                               953            729
                                                       ---------      ---------
Total current liabilities                                  2,591          2,350

Long term liability                                        2,225          2,225
Commitments and Contingency

Stockholders' equity:
Common stock, $0.001 par value; 90,000,000
  shares authorized; 29,726,385 shares
  issued at March 31, 2007 and
  December 31, 2006, respectively                             30             30
Additional paid-in capital                               151,757        151,757
Accumulated other comprehensive income, net                  260            260
Accumulated deficit                                     (137,648)      (137,617)
                                                       ---------      ---------
                                                          14,399         14,430
Less: Common stock held in treasury, at cost;
  6,034,629 at March 31, 2007 and
  December 31, 2006                                       (4,470)        (4,470)
                                                       ---------      ---------
Total stockholders' equity                                 9,929          9,960
                                                       ---------      ---------
Total liabilities and stockholders'
  equity                                               $  14,745      $  14,535
                                                       =========      =========

     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, unaudited)

                                                          Three Months Ended
                                                                   March 31,
                                                       -------------------------
                                                            2007           2006
                                                       ---------      ---------
Revenues                                               $   4,208      $      --
Cost of goods sold                                         3,328             --
                                                       ---------      ---------
Gross profit                                                 880             --
Operating expenses, general and
  administrative                                             934            215
                                                       ---------      ---------
Income (loss) from operations                                (54)          (215)
                                                       ---------      ---------
Interest  income                                              35            103
Interest  expense                                            (12)
                                                       ---------      ---------
                                                              23            103
                                                       ---------      ---------
Net income (loss)                                      $     (31)     $    (112)
                                                       =========      =========
Net income (loss) per share:
Basic                                                  $   (0.00)     $   (0.00)
                                                       =========      =========
Diluted                                                $   (0.00)     $   (0.00)
                                                       =========      =========
Weighted average number of common shares
  outstanding:
Basic                                                     23,692         23,410
                                                       =========      =========
Diluted                                                   23,692         23,410
                                                       =========      =========

     See accompanying notes to condensed consolidated financial statements.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                          Three Months Ended
                                                                   March 31,
                                                       -------------------------
                                                            2007           2006
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $     (31)     $    (112)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities
Depreciation and amortization                                 76             --
Provision for doubtful accounts                               (1)
Issuance of stock options                                     --             19
Change in cash attributable to changes in
  operating assets and liabilities
Accounts receivable                                         (481)            --
Inventories                                                  (27)            --
Prepaid expense                                               13            (38)
Long term prepaid expenses                                    94             83
Accounts payable                                              54             --
Accrued expense and other current liabilities                (37)           (72)
                                                       ---------      ---------
Net cash used in operating activities                       (340)          (120)
                                                       ---------      ---------
NET CASH FLOWS USED IN INVESTING ACTIVITIES,
PURCHASE OF FIXED ASSETS                                     (52)            --
                                                       ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES,
Proceeds from (payments for) line of credit, net             224             --
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (168)          (120)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,938          9,125
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $   2,770      $   9,005
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest                                 $      12      $
                                                       =========      =========
Income taxes                                           $      --      $      --
                                                       =========      =========

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

In connection with the cessation of the Company's online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda was previously the Company's President and Chief Executive Officer. He submitted his resignation, effective as of the close of business on April 20, 2007. He continues to serve as a director of the Company.

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

On March 30, 2007, the Company entered into an amendment to the administrative services agreement with Barington, effective as of January 1, 2007. Under the amended agreement, which runs through December 31, 2007, Barington is to continue to be paid a fee of $7,500 per month for performing certain administrative, accounting and other services on behalf of the Company until the closing of the transactions contemplated by the Amended and Restated Merger Agreement at which point the fee is to increase to a rate of $10,000 per month.

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT:

As previously disclosed in a Form 8-K filed by the Company on April 23, 2007, James A. Mitarotonda delivered to the secretary of Dynabazaar, Inc. (the "Company") notice of his resignation as President and Chief Executive Officer of the Company, effective as of the close of business on April 20, 2007. Mr. Mitarotonda, who will continue to serve as a director of the Company, had no disagreements with the Company on any matters related to the Company's operations, policies or practices. The Board of Directors of the Company thanks Mr. Mitarotonda for his dedicated service and valued contributions to the Company.

On April 20, 2007, the Board of Directors of the Company appointed Sebastian E. Cassetta to serve as the Company's President and Chief Executive Officer, effective as of the close of business on April 20, 2007.

On January 5, 2007, the Company entered into an agreement and plan of merger (the "Merger Agreement") with L Q Corporation, Inc., a Delaware Corporation, and LQ Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("LMC"), which Merger Agreement was amended and restated on February 26, 2007 (the "Amended and Restated Merger Agreement"). The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in such agreement, LMC will merge with and into L Q Corporation, Inc. with L Q Corporation, Inc. continuing as the surviving corporation and a wholly-owned subsidiary of the Company.

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

Both the Company's and L Q Corporation's Board of Directors approved the Amended and Restated Merger Agreement in accordance with the recommendation of the special committees of independent directors formed by the Board of Directors of each company to evaluate the transaction.

The transaction is subject to stockholder approval and other customary conditions and is expected to be completed during the second half of 2007. A special meeting of stockholders of the Company will be announced in the near future to obtain stockholder approval of the transaction.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION ($ IN THOUSANDS)

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2007 and 2006 are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2006. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 4, 2007 and the amended 10-K filed on April 17, 2007. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended March 31, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

I NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT:

CASH AND CASH EQUIVALENTS ($ IN THOUSANDS)

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents, including highly rated money market funds with daily liquidity. At March 31, 2007, and throughout the three month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents:

                                                     March 31,      December 31,
                                                  2007 (unaudited)      2006
                                                  ----------------  ------------
Cash and cash equivalents:
      Cash                                           $      26        $      72
      Money market funds                                 2,744            2,866
                                                     ---------        ---------
                                                     $   2,770        $   2,938
                                                     =========        =========

CONCENTRATION OF CREDIT RISK ($ IN THOUSANDS)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company's cash and cash equivalents are invested in a highly liquid money market fund.

FAIR VALUE OF FINANCIAL INSTRUMENTS ($ IN THOUSANDS)

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

INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

The fair value of stock options is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.

The Company adopted SFAS No.123(R) using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006.

In the three months ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense of $0 and $19, respectively, in its condensed consolidated financial statements. This amount includes compensation expense for fully vested stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - ACQUISITION CONT:

Allocation of Purchase Price

Allocated to:

            Trade name                          $ 1,587
            Other intangibles                     3,066
            Cash                                    240
            Prepaids                                105
            Deposits                                  4
            Accounts receivables, net             1,875
            Inventory                             2,623
            Property and equipment, net              95
                                                -------
            Total                                 9,595

            Liabilities Assumed:
            Accounts payable and other           (1,634)
            Revolver facilities                  (1,863)
            Issuance of common stock                (74)
            Long term liability                  (2,225)
                                                -------
            Net purchase price                  $ 3,800
                                                =======

Intangible assets arose from the Costar acquisition. The aggregate of the estimated purchase price plus acquisition costs of an estimated $9.6 million exceeded the fair market value for all identifiable net assets. An independent appraisal was conducted of all intangible assets (including, but not limited to, distribution agreements, customer lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of Costar.

Pro Forma Income Statement

The following unaudited pro forma information presents results of operations of the Company as if the acquisition of Costar occurred as of January 1, 2006: ($ in thousands)

                                                                Quarter Ended
                                                                March 31, 2006
                                                                --------------

Net Sales                                                           $  4,219
Cost of goods sold                                                    (3,340)
                                                                    --------
Gross profit                                                             879
General and administrative expenses                                      883
                                                                    --------
Net loss from operations                                                  (4)
Interest income                                                          103
Pro forma adjustment in interest income                                  (33)(a)
Pro forma adjustment amortization of intangible assets acquired          (67)(b)
                                                                    --------
Net loss                                                            $     (1)
                                                                    ========

Net income (loss) per share - as reported                           $  (0.00)
Net income (loss) per share - pro forma                             $  (0.00)
Weighted-average shares                                               23,410

NOTE 2 - ACQUISITION CONT:

(a) Interest income has been reduced based on cash balances that would have existed had the acquisition occurred at the beginning of the period.

(b) Amortization represents annual charges to amortization expense for the intangible assets acquired which are the subject to amortization.

Although prepared on a basis consistent with the Company's consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results.

NOTE 3 - INTANGIBLE ASSETS, NET: ($ in thousands)

The intangible assets acquired as a result of the Southern Imaging and Video Solutions acquisition have been adjusted in the prior year as a result of the completion of an independent appraisal, adjustments to the estimated fair values of the assets acquired, and post closing adjustments to the purchase price. The components of intangible assets acquired as a result of the acquisition are as follows:

                                                                                  March 31,                    December 31,
                                                                                    2007                           2006
                                                                                 (unaudited)
                                                                      ------------------------------  ------------------------------
                                                                      Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                                                           Amount       Amortization       Amount       Amortization
                                                                      --------------    -----------   --------------    -----------
Amortized intangible asset:
  Other intangibles, net                                                   $3,066          $  199          $3,066          $  133
                                                                                           ======                          ======
Unamortized intangible assets
  Trade Name                                                                1,587                           1,587
                                                                           ------                          ------
     Total                                                                 $4,653                          $4,653
                                                                           ======                          ======

Amortization expense for the three months ended March 31, 2007 was $66. Estimated amortization expense applicable to amortizable intangible assets for each of the next 5 years is $266. The estimated useful life for Existing Customer Relationships is 6 years.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

The number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2007 and 2006, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - LEGAL PROCEEDINGS:

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminarily approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On April 6, 2007, the Court of Appeals denied the plaintiffs' petition for rehearing of the Court's December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending us may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

                        DYNABAZAAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS:

For the quarter ended March 31, 2007, the Company had two customers that contributed 14.8% and 13.3% of sales revenue, for a total of $623 and $560 respectively. As of March 31, 2007, these same two customers owed 14.7% and 12.5% of the outstanding accounts receivable balance.

At March 31, 2007, the Company had two major suppliers that were owed approximately 51.7% of the total accounts payable, for a total of $1,062 and $673, respectively.

NOTE 7 - CREDIT LINE ($ in thousands)

The Company maintains a line of credit with the Bank of Texas. The line has a limit of $2.5 million and interest is charged on the outstanding balance at a variable rate, which was 8.25% at March 31, 2007. The line is secured by the Company's accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest calculated on the outstanding balance. As of March 31, 2007 and December 31, 2006, $953 and $729 were outstanding under the line of credit.

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

In connection with the cessation of our online auction business, we relocated our principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P., a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda was previously the Company's President and Chief Executive Officer. He submitted his resignation, effective as of the close of business on April 20, 2007. He continues to serve as a director of the Company.

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

As previously disclosed in a Form 8-K filed by the Company on April 23, 2007, James A. Mitarotonda delivered to the secretary of Dynabazaar, Inc. (the "Company") notice of his resignation as President and Chief Executive Officer of the Company, effective as of the close of business on April 20, 2007. Mr. Mitarotonda, who will continue to serve as a director of the Company, had no disagreements with the Company on any matters related to the Company's operations, policies or practices. The Board of Directors of the Company thanks Mr. Mitarotonda for his dedicated service and valued contributions to the Company.

On April 20, 2007, the Board of Directors of the Company appointed Sebastian E. Cassetta to serve as the Company's President and Chief Executive Officer, effective as of the close of business on April 20, 2007.

Mr. Cassetta, 57, has served as the Chief Executive Officer of Costar Video Systems, LLC, a wholly-owned subsidiary of the Company, since June 2006. He has also served as a director, President and Chief Executive Officer of L Q Corporation, Inc. (OTCBB:LQCI) since May 2006. Mr. Cassetta was the Chairman and Chief Executive Officer of SmartServ Online, Inc., a company specializing in the delivery of content to desktop and wireless devices, from August 1992 to July 2003. Prior to that, he was the President of Burns and Roe Securacom Inc., a company specializing in engineering and large-scale systems integration, and a director and vice president of Brinks Inc., an international security company. He is a former Special Assistant to New York Governor and Vice President Nelson
A. Rockefeller. Mr. Cassetta currently also serves as a Senior Managing Director and the Chief Operating Officer of Barington Capital Group, L.P. ("Barington"), a position he has held since August 2003.

On January 5, 2007, the Company entered into an agreement and plan of merger (the "Merger Agreement") with L Q Corporation, Inc., a Delaware Corporation, and LQ Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("LMC"), which Merger Agreement was amended and restated on February 26, 2007 (the "Amended and Restated Merger Agreement"). The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in such agreement, LMC will merge with and into L Q Corporation, Inc. with L Q Corporation, Inc. continuing as the surviving corporation and a wholly-owned subsidiary of the Company, as further disclosed in Part I, Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 4, 2007, which disclosure is incorporated herein by reference.

Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of the outstanding common stock of both the Company and L Q Corporation, Inc. The

Company is party to a services agreement under which Barington performs certain administrative, accounting and other services on the Company's behalf as further disclosed in Part III, Item 13 of Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2007, which disclosure is incorporated herein by reference.

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

Allocation of Purchase Price

Allocated to:

                         Other intangibles                   $ 3,066
                         Trade name                            1,587
                         Cash                                    240
                         Prepaids                                105
                         Deposits                                  4
                         Accounts receivables, net             1,875
                         Inventory                             2,623
                         Property and equipment, net              95
                                                             -------
                         Total                                 9,595

                         Liabilities Assumed:
                         Accounts payable and other           (1,634)
                         Revolver facilities                  (1,863)
                         Issuance of common stock                (74)
                         Long term liability                  (2,225)
                                                             -------
                         Net purchase price                  $ 3,800
                                                             =======

Intangible assets arose from the Costar acquisition. The aggregate of the estimated purchase price plus acquisition costs of an estimated $9.6 million exceeded the fair market value for all identifiable net assets. An independent appraisal was conducted of all intangible assets (including, but not limited to, distribution agreements, customer lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of Costar.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 ($ IN THOUSANDS)

Net loss

For the three months ended March 31, 2007 and March 31, 2006, our net loss
(loss) was $(31) and $(112), respectively. Net loss in 2006 reflects business activity prior to the acquisition of an operating company.

Revenue

For the three months ended March 31, 2007 and March 31, 2006, total revenue was $4,208 and $0, respectively. Total revenue for the three months ended March 31, 2007 is entirely attributable to the activities of our recently acquired subsidiaries Costar and Video Solutions.

Operating Expenses

For the three months ended March 31, 2007, general and administrative expenses were $934 compared to $215 for the three months ended March 31, 2006. The increase is entirely attributable to the activities of our recently acquired subsidiaries Costar and Video Solutions.

Major expense categories were: (in thousands)
Payroll related                                       $429
Rent                                                   $29
Accounting and tax preparation                         $60
Depreciation and amortization                          $77
Directors and Officers insurance                       $94
Advertising                                            $53
Contract professional services                         $42
                                                      ----
                                                      $784
                                                      ====

For the three months ended March 31, 2007 and March 31, 2006, interest income was $35 and $103, respectively. The decrease is entirely attributable to the decrease in cash held in interest bearing bank accounts.

For the three months ended March 31, 2007 and 2006, interest expense was $12 and $0, respectively. The increase is entirely attributable to the Company's line of credit.

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

At March 31, 2007, cash and cash equivalents totaled $2,770.

Cash used in operating activities was $340 for the three months ended March 31, 2007, compared to cash used of $120 for the three months ended March 31, 2006. Cash used in operating activities for the period ended March 31, 2007 primarily reflects the activities of our recently acquired operating subsidiaries, Costar and Video Solutions. Major changes in operating assets and liabilities reflect an increase in accounts receivable of $481 and an increase in accounts payable of $54, offset by depreciation and amortization of $76, prepaid expenses of $13 and an increase in inventories of $27.

Cash used in investing activities for the three months ended March 31, 2007 was $52 compared to cash provided of $0 for the three months ended March 31, 2006. The cash used represents the purchase of fixed assets.

Cash provided by financing activities for the three months ended March 31, 2007 was $224, compared to $0 for the period ended March 31, 2006. The cash provided for the three months ended March 31, 2007 reflects a draw on the line of credit with the Bank of Texas.

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

Some of the factors that might cause these differences include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 which is incorporated herein by reference. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. Forward-looking statements herein are based on information, plans and estimates at the date of this Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminarily approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On April 6, 2007, the Court of Appeals denied the plaintiffs' petition for rehearing of the Court's December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5,

2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending us may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

                                            DYNABAZAAR, INC.

Date: May 15, 2007                          By: /s/ Sebastian Cassetta
                                            ------------------------------------
                                            Sebastian Cassetta
                                            Chief Executive Officer (Principal
                                            Executive Officer)

Date: May 15, 2007                          By: /s/ Melvyn Brunt
                                            ------------------------------------
                                            Melvyn Brunt
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)