Form 10-Q
period 2007-06-30
SIELOX INC
filed 2007-08-14
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number       000-29423

SIELOX, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3351937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 East Ninth Ave., Runnemede, NJ 08078

(Address of principal executive offices - zip code)

(856) 861-4579

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ ]	No [ X ]

The number of shares outstanding of the registrant’s common stock as of August 11, 2007 was 35,520,777.

SIELOX, INC. AND SUBSIDIARIES

(formerly known as DYNABAZAAR, INC.)

ITEM 1. FINANCIAL STATEMENTS

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,111	$2,938
Accounts receivable, net of allowance for
doubtful accounts of $9 and $10
in 2007 and 2006, respectively	2,379	2,053
Inventory, net	4,273	3,738
Prepaid expenses	497	496

Total current assets	9,260	9,225

Fixed assets	129	92
Trade Name	1,587	1,587
Other intangibles, net	2,764	2,933
Deposits	4	4
Long-term prepaid expenses	575	694

Total assets	$14,319	$14,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,535	$1,436
Accrued expenses and other current
liabilities	216	185
Line of credit	1,128	729

Total current liabilities	2,879	2,350

Long term liability	1,683	2,225
Commitments and Contingency

Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000
shares authorized; 29,726,385 shares
issued at June 30, 2007 and
December 31, 2006, respectively	30	30
Additional paid-in capital	151,757	151,757
Accumulated other comprehensive income, net	260	260
Accumulated deficit	(137,820)	(137,617)

	14,227	14,430
Less: Common stock held in treasury, at cost;
6,034,629 at June 30, 2007 and
December 31, 2006	(4,470)	(4,470)

Total stockholders’ equity	9,757	9,960

Total liabilities and stockholders’ equity	$14,319	$14,535

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Revenues	$3,975	$—	$8,183	$—
Cost of goods sold	3,122	—	6,450	—
Gross profit	853	—	1,733	—
Operating expenses, general and
administrative	1,053	270	1,987	485
Income (loss) from operations	(200)	(270)	(254)	(485)

Other Income (expense)
Interest income	47	99	82	202
Interest expense	(19)	—	(31)	—
	28	99	51	202

Net income (loss)	$(172)	$(171)	$(203)	$(283)

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding:
Basic	23,692	23,410	23,692	23,410

Diluted	23,692	23,410	23,692	23,410

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC.AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

	Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(203)	$(283)
Adjustments to reconcile net loss
to net cash used in operating activities
Depreciation and amortization	192
Provision for doubtful accounts	(1)
Stock based compensation		19
Change in cash attributable to changes in
operating assets and liabilities
Accounts receivable	(325)	—
Inventories	(535)	—
Prepaid expense	(1)	—
Long term prepaid expenses	119	104
Accounts payable	99	56
Accrued expense and other current liabilities	31	(59)

Net cash used in operating activities	(624)	(163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Southern Imaging and Video Solutions net of cash acquired of $240		(3,452)

Purchase of fixed assets	(60)	—
Payment of earn out provision	(542)	—

Net cash used in investing activities	(602)	(3,452)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES;
Proceeds from (payments for) line of credit, net	399	(1,863)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(827)	(5,478)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,938	9,125

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,111	$3,647

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$33	$12

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

On July 20, 2006, the Company purchased substantially all of the assets of Southern Imaging, Inc. and Video Solutions Technology Center, Inc. pursuant to the transactions contemplated by the asset purchase agreement dated as of June 20, 2006 for initial consideration of $3,766 in conjunction with the acquisition, common stock was issued and liabilities were assumed as follows, for the six months ended June 30, 2006:

Fair value of assets acquired	$7,263

Cash paid	(3,692)

Common stock issuable	(74)

Liabilities assumed *	$3,497

*Includes assumption of revolver facility of approximately $ 1.8 million.

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

OVERVIEW

Sielox, Inc., formerly known as Dynabazaar, Inc. (the “Company”), was incorporated in the State of Delaware in February 1997 as “Fairmarket, Inc.” Through September 3, 2003, the Company was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, the Company sold substantially all of its operating assets to eBay, Inc. (“eBay”) for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement the Company entered into with eBay on June 20, 2003. Following the closing of the asset sale, the Company changed its name from “Fairmarket, Inc.” to “Dynabazaar, Inc.”

In connection with the cessation of the Company’s online auction business, the Company relocated its principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. (“Barington”), a limited partnership whose general partner is a corporation of which James A. Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda was previously the Company’s President and Chief Executive Officer and served as a member of the Company’s board of directors.

From January 2003 until June 20, 2006, the Company did not operate any business and was settling its remaining claims and liabilities while reviewing alternatives for the use or disposition of its remaining assets.

On June 20, 2006, Costar Video Systems, LLC (“Costar”) and Video Solutions Technology Center, LLC (“VSTC”), the Company’s direct and indirect wholly-owned subsidiaries, completed the acquisition (the “Acquisition”) of substantially all of the assets of Southern Imaging, Inc., a Texas corporation (“Southern Imaging”), and Video Solutions Technology Center, Inc., a Nevada corporation (“Video Solutions”), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006, by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. Costar, the Company’s wholly-owned subsidiary which acquired Southern Imaging’s assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a wholly-owned subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar.

As previously disclosed in a Current Report on Form 8-K filed by the Company on April 23, 2007, Mr. Mitarotonda resigned as the Company’s President and Chief Executive Officer, effective as of the close of business on April 20, 2007. Mr. Mitarotonda continued to serve as a member of the Company’s board of directors until his resignation from the Company’s board of directors on July 31, 2007 in connection with the Merger, as further described below.

On April 20, 2007, the Company’s board of directors appointed Sebastian E. Cassetta to serve as the Company’s President and Chief Executive Officer, effective as of the close of business on April 20, 2007.

Effective July 31, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 26, 2007, as amended (the “Merger Agreement”), by and among the Company, L Q Corporation, Inc. (“L Q Corporation”) and LQ Merger Corp (“LMC”), LMC was merged with and into L Q Corporation, with L Q Corporation continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the Company’s name was changed from “Dynabazaar, Inc.” to “Sielox, Inc”.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

By virtue of the Merger, L Q Corporation stockholders have the right to receive 3.68 shares of the Company’s common stock, par value $0.001 per share, for each share of L Q Corporation common stock they owned as of the effective time of the Merger. Cash is paid in lieu of fractional shares of the Company’s common stock. Additionally, each outstanding option to purchase L Q Corporation common stock has been assumed by the Company and now represents an option to acquire shares of the Company’s common stock, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement.

Effective upon the closing of the Merger and in accordance with the terms of the Merger Agreement, as of July 31, 2007, Raymond L. Steele and Mr. Mitarotonda each resigned from the Company’s board of directors and the following three members of the board of directors of L Q Corporation were appointed to the Company’s board of directors: Mr. Cassetta, Dianne McKeever and Steven Berns.

Additionally, in connection with the completion of the Merger, the Company relocated its principal executive offices to 170 East Ninth Avenue, Runnemede, New Jersey 08078, which is an office and warehouse facility leased by the Company.

Sebastian E. Cassetta, who serves as the Company’s President, CEO and a member of the Company’s board of directors, is a Senior Managing Director and the Chief Operating Officer of Barington. He also serves as the Chief Executive Officer of Costar. Dianne K. McKeever, a research analyst at Barington, serves as one of the Company’s directors. Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of the Company’s outstanding common stock. The Company is party to a services agreement under which Barington performs certain administrative, legal and financial advisory services on the Company’s behalf. The Company entered into an amendment as of May 18, 2007 (the “Amendment”) to the services agreement between Barington and the Company dated as of December 17, 2004 (as amended, the “Services Agreement”). The Amendment provides that the administrative services provided by Barington on behalf of the Company under the Services Agreement (as well as the monthly payments made by the Company to Barington for such services) terminated immediately following the closing of the transactions contemplated by the Merger Agreement.

Notwithstanding the termination of the administrative services provided by Barington following the closing of the Merger, the Services Agreement continues to run until December 31, 2007, therefore permitting the Company to continue to have access to legal and financial advisory services from Barington on an “as requested” basis. There is no requirement under the Services Agreement, however, for the Company to utilize such services of Barington. Additional information concerning the Services Agreement may be found under Part III, Item 13 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2007, which disclosure is incorporated herein by reference.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION ($ IN THOUSANDS)

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2007 and 2006 are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements for the year ended December 31, 2006. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2007 and the Company’s amended Annual Report on form 10-K filed on April 17, 2007. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS ($ IN THOUSANDS)

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents, including highly rated money market funds with daily liquidity. At June 30, 2007, and throughout the three month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company’s cash and cash equivalents:

	June 30, 2007 (unaudited)	December 31, 2006

Cash and cash equivalents:
Cash	$103	$72
Money market funds	2,008	2,866

	$2,111	$2,938

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company’s cash and cash equivalents are invested in a highly liquid money market funds.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses payable are carried at cost. The Company’s financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of our direct and indirect wholly-owned subsidiaries Costar and VSTC. Significant intercompany transactions and balances have been eliminated.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No.123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). Among other items, SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

The fair value of stock options is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.

The Company adopted SFAS No.123(R) using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006.

In the six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense of $0 and $19, respectively, in its condensed consolidated financial statements. This amount includes compensation expense for fully vested stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - ACQUISITION ($ in thousands) :

On June 20, 2006, Costar and VSTC, the Company’s direct and indirect wholly owned subsidiaries, completed the acquisition (the “Acquisition”) of substantially all of the assets of Southern Imaging, Inc., and Video Solutions, pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006, by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. However, the acquisition is being accounted for as if it was effectively completed on June 30, 2006. Results of operations of Southern Imaging and Video Solutions have been included in the consolidated financial statements since June 30, 2006.

Costar, the Company’s wholly-owned subsidiary which acquired Southern Imaging’s assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a wholly-owned subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar. Estimated consideration for the Acquisition is up to approximately $9,600, consisting of the issuance at closing of 200,000 shares of our common stock, a cash payment of approximately $3,800 (including a finders fee payment of approximately $154, a payment of $108 to Barington and the payoff of shareholder loans of approximately $612) less the value of the 200,000 shares of the Company’s common stock, the assumption of certain liabilities of approximately $3,500, and deferred consideration of up to $4,000 in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing through 2009, of which $2,225 was recorded as a long-term liability. During the second quarter of 2007, $542 was paid pursuant to this provision. On September 29, 2006, the 200,000 shares of the Company’s common stock were issued.

The Company incorporated contingent consideration into the structure of the Acquisition in June 2006. This arrangement generally results in the payment of additional consideration to the sellers upon the satisfaction of certain events. On April 12, 2007, a payment of $542 was made to the sellers, representing the first payment of the deferred consideration.

The additional cash payments or share issuances are contingent consideration accounted for under the Emerging Issues Task Force (“EITF”) No. 95-8. “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” are considered to be additional purchase consideration and will be accounted for as part of the purchase price when the outcome of the contingency is determinable beyond a reasonable doubt. The sum of the amounts assigned to assets acquired and liabilities assumed (e.g. fair values) exceeded the cost of the acquired entity by $2,225, therefore contingent consideration was recorded for that amount. Contingent consideration in these circumstances may be recorded pursuant to paragraph 46 of “SFAS” No. 141 “Business Combinations.”

There were no material relationships between the Company or its affiliates and any of the parties to the asset purchase agreement, other than in respect of such agreement.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – ACQUISITION ($ in thousands) (continued):

Allocation of Purchase Price

Allocated to:

Trade name	1,587
Distribution agreement	1,468
Customer Relationships	1,598
Cash	240
Prepaids	106
Deposits	4
Accounts receivables, net	1,875
Inventory	2,623
Property and equipment, net	95

Total	9,596

Liabilities Assumed:
Accounts payable and other	(1,634)
Revolver facilities	(1,863)
Issuance of common stock	(74)
Long term liability	(2,225)

Net purchase price	$3,800

Intangible assets arose from the Acquisition. The aggregate of the estimated purchase price plus acquisition costs of an estimated $9,600 exceeded the fair market value for all identifiable net assets. An independent appraisal was conducted of all intangible assets (including, but not limited to, distribution agreements, customer lists, patents, trademarks and trade names) received as a result of the Acquisition.

Pro Forma Income Statement

The following unaudited pro forma information presents results of operations of the Company as if the Acquisition occurred as of January 1, 2006: ($ in thousands)

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Net Sales	$ 3,320	$ 7,539
Cost of goods sold	(2,636)	(5,976)

Gross profit	684	1,563
General and administrative expenses	671	1,554

Net loss from operations	13	9
Interest income	99	202
Pro forma adjustment in interest income	(66)(a)	(99)
Pro forma adjustment amortization of intangible assets acquired	(102)(b)	(169)

Net loss	$ (56)	$ (57)

Net income (loss) per share - as reported	$ (0.01)	$ (0.01)
Net income (loss) per share - pro forma	$ (0.00)	$ (0.00)
Weighted-average shares	23,410	23,410

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – ACQUISITION ($ in thousands) (continued):

(a) Interest income has been reduced based on cash balances that would have existed had the Acquisition occurred at the beginning of the period.

(b) Amortization represents annual charges to amortization expense for the intangible assets acquired which are the subject to amortization.

Although prepared on a basis consistent with the Company’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results.

NOTE 3 - INTANGIBLE ASSETS, NET ($ in thousands)

The intangible assets acquired as a result of the Southern Imaging and Video Solutions acquisition have been adjusted in the prior year as a result of the completion of an independent appraisal, adjustments to the estimated fair values of the assets acquired and post closing adjustments to the purchase price. The components of intangible assets acquired as a result of the Acquisition are as follows:

	June 30,		December 31,
	2007		2006
	(unaudited)

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible asset:
Other intangibles, net	$3,066	$302	$3,066	$133

Unamortized intangible assets
Trade Name	1,587		1,587

Total	$4,653		$4,653

Amortization expense for the three and six months ended June 30, 2007 was $103 and $169, respectively. Estimated amortization expense applicable to amortizable intangible assets for each of the next 5 years is $340. The estimated useful life for Existing Customer Relationships and Distribution Agreement is 6 and 20 years, respectively. The weighted average useful life for intangible assets subject to amortization is 13 years.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

The number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the six months ended June 30, 2007 and 2006, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - LEGAL PROCEEDINGS:

The Company is a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the Company’s common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court ( the “Settlement” ). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006 the Court of Appeals for the Second Circuit overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final Court approval. On June 25, 2007,the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending the Company may divert management’s attention from the day-to-day operations of the Company’s business, which could adversely affect the Company’s business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business, results of operations and cash flows.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS ($ in thousands)

For the six months ended June 30, 2007, the Company had two customers that contributed 14.2% and 13.2% of sales revenue, for a total of $1,200 and $1,100, respectively. As of June 30, 2007, these same two customers owed 10.5% and 11.2% of the outstanding accounts receivable balance, for a total of $262 and $245, respectively.

For the six months ended June 30, 2007, the Company made purchases of approximately 27.1% and 17.5% from two major suppliers for a total of $1,872 and $1,209, respectively. As of June 30, 2007, amounts owed to theses two suppliers were approximately 28.5% and 16.1% of the total accounts payable balance, for a total of $321 and $182, respectively.

NOTE 7 - CREDIT LINE ($ in thousands)

The Company maintains a line of credit with the Bank of Texas, renewable on an annual basis. The line has a limit of $2,500 and interest is charged on the outstanding balance at a variable rate, which was 8.25% at June 30, 2007. The line is secured by the Company’s accounts receivable and inventories, and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest calculated on the outstanding balance. As of June 30, 2007 and December 31, 2006, $1,128 and $729 respectively, were outstanding under the line of credit.

NOTE 8 – SUBSEQUENT EVENTS

MERGER

Effective July 31, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 26, 2007, as amended (the “Merger Agreement”), by and among the Company, L Q Corporation, Inc. (“L Q Corporation”) and LQ Merger Corp (“LMC”), LMC was merged with and into L Q Corporation, with L Q Corporation continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the Company’s name was changed from “Dynabazaar, Inc.” to “Sielox, Inc”.

By virtue of the Merger, L Q Corporation stockholders have the right to receive 3.68 shares of the Company’s common stock, par value $0.001 per share, for each share of L Q Corporation common stock they owned as of the effective time of the Merger. Cash is paid in lieu of fractional shares of the Company’s common stock. Additionally, each outstanding option to purchase L Q Corporation common stock has been assumed by the Company and now represents an option to acquire shares of the Company’s common stock, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement.

LQ Corporation is also a defendant in the class action suit described in Note 5, Legal Proceedings.

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PROFORMA INFORMATION

Proforma Balance Sheet

The following unaudited pro forma information presents the balance sheet of the Company at June 30, 2007 as if the merger between LQ Merger Corp and L Q Corporation had occurred as of January 1, 2007 ($ in thousands):

	Historical
	Dynabazaar, Inc. and Subsidiaries (Unaudited)	L Q Corporation, Inc. and Subsidiaries (Unaudited)	Proforma Adjustments (Unaudited)		Proforma Combined (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,111	$ 1,428	$ —		$3,539
Accounts receivable, net	2,379	1,210			3,589
Inventories	4,273	703			4,976
Prepaid expenses	497	8			505
Other current assets		52			52

Total current assets	9,260	3,401	—		12,661

Fixed assets, net	129	210			339
Goodwill		464	(464)	(1)
			276	(2)	276
Other intangibles, net	2,764				2,764
Trade Name	1,587				1,587
Customer Relationships, net		65			65
Proprietary Technology, net		365			365
Long-term prepaid expenses	575				575
Security deposits		53			53
Other assets	4				4

Total assets	$ 14,319	$ 4,558	$ (188)		$ 18,689

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 1,535	$ 1,096	$ —		$ 2,631
Accrued expenses and other current liabilities	216	280			496
Line of credit	1,128				1,128
Obligations under capital lease, current portion		19			19

Total current liabilities	2,879	1,395	—		4,274

Long term liabilities:
Contigent purchase price	1,683				1,683
Obligations under capital lease, less current portion		37			37

Total long term liabilities	1,683	37	—		1,720

Commitments and contingencies

Stockholders’ equity:

Common stock	30	3	(3)	(3)

			12	(4)

					42

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proforma Balance Sheet (continued)

	Historical
	Dynabazaar, Inc. and Subsidiaries (Unaudited)	L Q Corporation, Inc. and Subsidiaries (Unaudited)	Proforma Adjustments (Unaudited)		Proforma Combined (Unaudited)

Additional paid-in capital	151,757	146,006	(146,006)	(3)
			3,537	(4)	155,294
Accumulated deficit	(137,820)	(142,792)	142,181	(3)	(138,431)
Accumulated other comprehensive income, net	260	(91)	91	(3)	260

	14,227	3,126	(188)		17,165

Less: Common stock held in treasury, at cost	(4,470)				(4,470)

Total stockholders’ equity	9,757	3,126	(188)		12,695

Total liabilities and stockholders’ equity	$ 14,319	$ 4,558	$ (188)		$ 18,689

(1)	To remove goodwill from L Q Corporation related to a previous acquisition of ACPG.

(2)

To reflect the excess of acquisition cost over the estimated fair value of net assets acquired (i.e. goodwill) based on a preliminary purchase price allocation, which is subject to finalization, as follows:

Purchase price paid as:
	Number of shares of Dynabazaar given to shareholders of L Q Corporation, Inc for every share held of L Q Corporation, Inc:	3.68
	Total number of shares outstanding of L Q at December 31, 2006:	3,214
	Total number of shares to be distributed by Dynabazaar at the time of merger		11,828
	Market value of Dynabazaar stock at December 31, 2006:		$ 0.30
	Total consideration given to L Q shareholders		$ 3,549
	Net assets of L Q Corporation, Inc. at December 31, 2006:	$ 3,737
	Less elimination of Goodwill from prior acquisition of ACPG	$ (464)
	Total net assets acquired		$ 3,273
	Estimated intangible assets acquired (subject to independent appraisal):		$ 276

(3)	To eliminate the equity in L Q Corporation, Inc. of $3,737 at December 31, 2006.

(4)	To record stock distributed upon merger calculated as follows:
	Total number of shares distributed:	11,828
	Par value	$ 0.001
	Total par value of shares distributed		$ 12
	Total consideration (per calculation in note (1) above)	$ 3,549
	Less par value of common stock	$ (12)
	Additional paid in capital upon merger		$ 3,537

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proforma Income Statements

The following unaudited pro forma information presents the income statement of the Company for the three months ended June 30, 2007 as if the merger between LQ Merger Corp and L Q Corporation had occurred as of January 1, 2007 ($ in thousands):

	Historical
	Dynabazaar, Inc. and Subsidiaries (Unaudited)	L Q Corporation, Inc. and Subsidiaries (Unaudited)	Proforma Adjustments (Unaudited)		Proforma Combined (Unaudited)
Net revenues	$ 3,975	$ 1,571	$ —		$ 5,546
Cost of goods sold	3,122	986	—		4,108
Gross profit	853	585	—		1,438

Total operating expenses	1,053	1,011	(170)	(1)	1,894
Loss from operations	(200)	(426)	170		(456)

Interest income	47	23			70
Interest expense	(19)	(2)			(21)

Net loss	$ (172)	$ (405)	$ 170		$ (407)

Net loss per share:
Basic and diluted (as reported)					$ (0.00)
Basic and diluted (proforma)					$ (0.01)

Weighted average shares	23,692		11,828	(2)	35,520	(2)

(1)	Estimate decreases in expenses as a result of merger:
	Estimated decrease in management fees paid to Barington Capital Group, L.P.	(53)
	Estimated decrease in director and officer insurance for insurance provided to L Q Corporation	(13)
	Estimated decrease in liability insurance for insurance provided to L Q Corporation	(19)
	Estimated decrease in fees paid to the Board of Directors of L Q Corporation	(18)
	Estimated decrease in shareholder services for services currently provided to L Q Corporation	(9)
	Estimated decrease in professional fees for services currently provided to L Q Corporation	(28)
	Estimated decrease in franchise taxes currently paid by L Q Corporation	(6)
	Estimated decrease in advertising expense based upon synergies expected from the merger	(24)
	Total estimated decrease in selling general and administrative expenses	(170)

The preceding adjustments are estimated cost savings based on the cost of L Q Corporation's operations as a stand alone public company as well as cost savings estimated based on synergies expected upon merger. The preceding adjustments are estimates only and are not necessarily indicative of what future actual results may be.

(2)	Amount includes estimated number of shares of Dynabazaar, Inc. to be issued to L Q Corporation, Inc's shareholders upon merger.
	The estimated number of shares is calculated as follows:
	The number of Dynabazaar, Inc. shares to be issued to L Q Corporation's shareholders for every 1 share owned of L Q Corporation	3.68
	Total number of shares of L Q Corporation outstanding at December 31, 2006	3,214
	Estimated number of Dynabazaar, Inc. shares to be issued upon merger	11,828

SIELOX, INC. AND SUBSIDIARIES (formerly known as DYNABAZAAR, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proforma Income Statements

The following unaudited pro forma information presents the income statement of the Company for the six months ended June 30, 2007 as if the merger between LQ Merger Corp and L Q Corporation had occurred as of January 1, 2007 ($ in thousands):

	Historical
	Dynabazaar, Inc. and Subsidiaries (Unaudited)	L Q Corporation, Inc. and Subsidiaries (Unaudited)	Proforma Adjustments (Unaudited)		Proforma Combined (Unaudited)
Net revenues	$ 8,183	$ 3,145	$ —		$ 11,328
Cost of goods sold	6,450	1,803	—		8,253
Gross profit	1,733	1,342	—		3,075

Total operating expenses	1,987	2,029	(340)	(1)	3,676
Loss from operations	(254)	(687)	340		(601)

Interest income	82	57			139
Interest expense	(31)	(4)			(35)

Net loss	$ (203)	$ (634)	$ 340		$ (497)

Net loss per share:
Basic and diluted (as reported)					$ (0.01)
Basic and diluted (proforma)					$ (0.01)

Weighted average shares	23,692		11,828	(2)	35,520	(2)

(1)	Estimate decreases in expenses as a result of merger:
	Estimated decrease in management fees paid to Barington Capital Group, L.P.	(106)
	Estimated decrease in director and officer insurance for insurance provided to L Q Corporation	(26)
	Estimated decrease in liability insurance for insurance provided to L Q Corporation	(38)
	Estimated decrease in fees paid to the Board of Directors of L Q Corporation	(36)
	Estimated decrease in shareholder services for services currently provided to L Q Corporation	(18)
	Estimated decrease in professional fees for services currently provided to L Q Corporation	(56)
	Estimated decrease in franchise taxes currently paid by L Q Corporation	(12)
	Estimated decrease in advertising expense based upon synergies expected from the merger	(48)
	Total estimated decrease in selling general and administrative expenses	(340)

The preceding adjustments are estimated cost savings based on the cost of L Q Corporation's operations as a stand alone public company as well as cost savings estimated based on synergies expected upon merger. The preceding adjustments are estimates only and are not necessarily indicative of what future actual results may be.

(2)	Amount includes estimated number of shares of Dynabazaar, Inc. to be issued to L Q Corporation, Inc's shareholders upon merger.
	The estimated number of shares is calculated as follows:
	The number of Dynabazaar, Inc. shares to be issued to L Q Corporation's shareholders for every 1 share owned of L Q Corporation	3.68
	Total number of shares of L Q Corporation outstanding at December 31, 2006	3,214
	Estimated number of Dynabazaar, Inc. shares to be issued upon merger	11,828

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

OVERVIEW AND RECENT EVENTS

Sielox, Inc., formerly known as Dynabazaar, Inc. (“we,” “us” or the “Company”), was incorporated in the State of Delaware in February 1997 as “Fairmarket, Inc.” Through September 3, 2003, we were an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. (“eBay”) for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from “Fairmarket, Inc.” to “Dynabazaar, Inc.”

In connection with the cessation of our online auction business, we relocated our principal executive offices as of January 1, 2004 to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. (“Barington”), a limited partnership whose general partner is a corporation of which James A. Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda was previously our President and Chief Executive Officer and served as a member of our board of directors.

From January 2003 until June 20, 2006, we did not operate any business and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

On June 20, 2006, Costar Video Systems, LLC (“Costar”) and Video Solutions Technology Center, LLC (“VSTC”), our direct and indirect wholly-owned subsidiaries, completed the acquisition (the “Acquisition”) of substantially all of the assets of Southern Imaging, Inc., a Texas corporation (“Southern Imaging”), and Video Solutions Technology Center, Inc., a Nevada corporation (“Video Solutions”), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006, by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. Costar, our wholly-owned subsidiary which acquired Southern Imaging’s assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a wholly-owned subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar.

As previously disclosed in a Current Report on Form 8-K filed by us on April 23, 2007, Mr. Mitarotonda resigned as our President and Chief Executive Officer, effective as of the close of business on April 20, 2007. Mr. Mitarotonda continued to serve as a member of our board of directors until his resignation from our board of directors on July 31, 2007 in connection with the Merger, as further described below.

On April 20, 2007, our board of directors appointed Sebastian E. Cassetta to serve as our President and Chief Executive Officer, effective as of the close of business on April 20, 2007.

Effective July 31, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 26, 2007, as amended (the “Merger Agreement”), by and among us, L Q Corporation, Inc. (“L Q Corporation”) and LQ Merger Corp (“LMC”), LMC was merged with and into L Q Corporation, with L Q Corporation continuing as the surviving corporation and a wholly-owned subsidiary of us (the “Merger”). Immediately following the Merger, our name was changed from “Dynabazaar, Inc.” to “Sielox, Inc”.

By virtue of the Merger, L Q Corporation stockholders have the right to receive 3.68 shares of our common stock, par value $0.001 per share, for each share of L Q Corporation common stock they owned as of the effective time of the Merger. Cash is paid in lieu of fractional shares of our common stock. Additionally, each outstanding option to purchase L Q Corporation common stock has been assumed by us and now represents an option to acquire shares of our common stock, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement.

Effective upon the closing of the Merger and in accordance with the terms of the Merger Agreement, as of July 31, 2007, Raymond L. Steele and Mr. Mitarotonda each resigned from our board of directors and the following three members of the board of directors of L Q Corporation were appointed to our board of directors: Mr. Cassetta, Dianne McKeever and Steven Berns.

Additionally, in connection with the completion of the Merger, we relocated our principal executive offices to 170 East Ninth Avenue, Runnemede, New Jersey 08078, which is an office and warehouse facility leased by the Company.

Sebastian E. Cassetta, who serves as our President, CEO and a member of our board of directors, is a Senior Managing Director and the Chief Operating Officer of Barington. He also serves as the Chief Executive Officer of Costar. Dianne K. McKeever, a research analyst at Barington, serves as one of our directors.  Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of our outstanding common stock. We are party to a services agreement under which Barington performs certain administrative, legal and financial advisory services on the Company’s behalf. We entered into an amendment as of May 18, 2007 (the “Amendment”) to the services agreement between Barington and the Company dated as of December 17, 2004 (as amended, the “Services Agreement”). The Amendment provides that the administrative services provided by Barington on behalf of the Company under the Services Agreement (as well as the monthly payments made by us to Barington for such services) terminated immediately following the closing of the transactions contemplated by the Merger Agreement.

Notwithstanding the termination of the administrative services provided by Barington following the closing of the Merger, the Services Agreement continues to run until December 31, 2007, therefore permitting us to continue to have access to legal and financial advisory services from Barington on an “as requested” basis. There is no requirement under the Services Agreement, however, for us to utilize such services of Barington. Additional information concerning the Services Agreement may be found under Part III, Item 13 of Amendment No. 1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2007, which disclosure is incorporated herein by reference.

BUSINESS

Costar designs, sources and distributes video and imaging products for the security and industrial markets. The product line for the security market consists primarily of closed circuit television (“CCTV”) cameras, while the product line for the industrial market is comprised of cameras and lenses utilized by biomedical and manufacturing companies.

The production of all units distributed by Costar is outsourced to contract manufacturers, and the majority of revenues are derived from sales of products under the Costar(TM) brand. The balance of Costar’s business is generated from (a) a private label business and (b) the distribution of other companies’ branded products.

“VSTC” provides product design and development, technical support and repair services for Costar.

BUSINESS ACQUISITION ($ IN THOUSANDS)

On June 20, 2006, Costar and VSTC, the Company’s direct and indirect wholly owned subsidiaries, completed the acquisition (the “Acquisition”) of substantially all of the assets of Southern Imaging, Inc., a Texas corporation (“Southern Imaging”), and Video Solutions Technology Center, Inc., a Nevada corporation (“Video Solutions”), pursuant to the transactions contemplated by the asset purchase agreement, dated as of June 20, 2006, by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. However, the acquisition is being accounted for as if it was effectively completed on June 30, 2006. Results of operations of Southern Imaging and Video Solutions are included in the consolidated financial statements since June 30, 2006.

Estimated consideration for the Acquisition is up to approximately $9,600, consisting of the issuance at closing of 200,000 shares of our common stock, a cash payment of approximately $3,800 (including a finders fee payment of approximately $154, payment of $108 to Barington and the payoff of shareholder loans of approximately $612) less the value of the 200 shares of Dynabazaar common stock, the assumption of certain liabilities of approximately $3,500, and deferred consideration of up to $4,000 in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing through 2009, of which $2,225 is recorded as a long-term liability. On September 29, 2006, the 200,000 shares of Dynabazaar common stock were issued. On April 12, 2007, a payment of $542 was made which represents the first payment of the deferred consideration.

There were no material relationships between Registrant or its affiliates and any of the parties to the asset purchase agreement, other than in respect of such agreement.

Allocation of Purchase Price

Allocated to:

	Trade name	$1,587
	Distribution agreement	1,468
	Customer Relationships	1,598
	Cash	240
	Prepaids	106
	Deposits	4
	Accounts receivables, net	1,875
	Inventory	2,623
	Property and equipment, net	95

	Total	9,596

	Liabilities Assumed:
	Accounts payable and other	(1,634)
	Revolver facilities	(1,863)
	Issuance of common stock	(74)
	Long term liability	(2,225)

	Net purchase price	$ 3,800

Intangible assets arose from the Acquisition. The aggregate of the estimated purchase price plus acquisition costs of an estimated $9,600 exceeded the fair market value for all identifiable net assets. An independent appraisal was conducted of all intangible assets (including, but not limited to, distribution agreements, customer lists, patents, trademarks and trade names) received as a result of the Acquisition.

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (the “SEC”) requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are more fully described in Note 1,The Company and Summary of Significant Accounting Policies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006 ($ IN THOUSANDS)

Net loss

For the three months ended June 30, 2007 and June 30, 2006, our net (loss) was ($172) and ($171), respectively. Net loss in 2006 reflects business activity prior to the acquisition of an operating company.

Revenue

For the three months ended June 30, 2007 and June 30, 2006, total revenue was $3,975 and $0, respectively. Total revenue for the three months ended June 30, 2007 is entirely attributable to the activities of our subsidiaries Costar and VSTC.

Operating Expenses

For the three months ended June 30, 2007, general and administrative expenses were $1,053 compared to $270 for the three months ended June 30, 2006. The increase is entirely attributable to the activities of our subsidiaries Costar and VSTC. This level of expense includes certain non-recurring items and is not indicative of our anticipated annual run rate.

Major expense categories were: ($ in thousands)
Payroll related	$423
Rent	$29
Accounting and tax preparation	$25
Depreciation and amortization	$115
Directors and Officers insurance	$94
Advertising	$18
Contract professional services	$60

$764

For the three months ended June 30, 2007 and June 30, 2006, interest income was $47 and $99, respectively. The decrease is entirely attributable to the decrease in cash held in interest bearing bank accounts.

For the three months ended June 30, 2007 and 2006, interest expense was $19 and $0, respectively. The increase is entirely attributable to the Company’s line of credit.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 ($ IN THOUSANDS)

Net loss

For the six months ended June 30, 2007, and June 30, 2006, our net loss (loss) was ($203) and ($283) respectively. Net loss in 2006 reflects business activity prior to the acquisition of an operating company.

Revenue

For the six months ended June 30, 2007, and June 30, 2006, total revenue was $8,183 and $0, respectively. Total revenue for the six months ended June 30, 2007 is entirely attributable to the activities of our recently acquired subsidiaries Costar and Video Solutions.

Operating Expenses

For the six months ended June 30, 2007, general and administrative expenses were $1,987 compared to $485 for the six months ended June 30, 2006. The increase is attributable to the activities of our subsidiaries Costar and VSTC. This level of expense includes certain non-recurring items and is not indicative of our anticipated annual run rate.

Major expense categories were: ($ in thousands)
Payroll related	$836
Rent	$57
Accounting and tax preparation	$84
Depreciation and amortization	$193
Directors and Officers insurance	$188
Advertising	$72
Contract professional services	$102

$1,532

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

At June 30, 2007, cash and cash equivalents totaled $2,111.

Cash used in operating activities was $624 for the six months ended June 30, 2007, compared to cash used of $163 for the six months ended June 30, 2006. Cash used in operating activities for the period ended June 30, 2007 primarily reflects the activities of our operating subsidiaries, Costar and VSTC. Major changes in operating assets and liabilities reflect an increase in accounts receivable of $325 and an increase in accounts payable of $99, offset by depreciation and amortization of $192, and an increase in inventories of $535.

Cash used in investing activities for the six months ended June 30, 2007 was $602 compared to cash used of $3,452 for the six months ended June 30, 2006. The cash used for the period ended June 30, 2006 represents the completion of the purchase of substantially all of the assets of Southern Imaging, Inc. Cash used for the period ending June 30, 2007 represents the purchase of fixed assets and the payment of an earnout provision.

Cash provided by (used in) financing activities for the six months ended June 30, 2007 was $399, compared to ($1,863) for the six months ended June 30, 2006. The cash provided for the six months ended June 30, 2007 reflects a draw on the line of credit with the Bank of Texas. The cash used for the six months ended June 30, 2006, represents the payoff of a revolving line of credit existing at the time of the Acquisition.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the near future.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act, of 1934 as amended (the “Exchange Act”). You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements.

Some of the factors that might cause these differences include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 which is incorporated herein by reference. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. Forward-looking statements herein are based on information, plans and estimates at the date of this Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

We do not use derivative financial instruments for investment purposes and only invest in financial instruments that meet high credit quality standards. Due to the conservative nature of our investments, we do not believe that we have a material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the Company’s common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court ( the “Settlement” ). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006 the Court of Appeals for the Second Circuit overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final Court approval. On June 25, 2007,the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending the Company may divert management’s attention from the day-to-day operations of the Company’s business, which could adversely affect the Company’s business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 26, 2007, we held a Special Meeting of Stockholders (the “Special Meeting”). The holders of 21,765,912 shares of our common stock were present in person or represented by proxy at the Special Meeting. At the Special Meeting, our stockholders took the following actions:

1. Our stockholders approved the adoption of the Amended and Restated Agreement and Plan of Merger, dated as of February 26, 2007, by and among the Company, L Q Corporation, Inc. and LQ Merger Corp. Votes were cast as follows:

Votes For	Votes Against	Votes Abstained	Broker Non Votes

14,649,338	9,227	4,423	7,102,924

2. Our stockholders approved an amendment to the Company’s Certificate of Incorporation changing the name of the Company to “Sielox, Inc.” Votes were cast as follows:

Votes For	Votes Against	Votes Abstained	Broker Non Votes

21,755,391	6,813	3,708	0

3. Our stockholders approved an amendment to the Corporation’s Certificate of Incorporation removing the classification of the board of directors. Votes were cast as follows:

Votes For	Votes Against	Votes Abstained	Broker Non Votes

21,613,236	136,478	16,198	0

ITEM 6. EXHIBITS

2.1

Amendment, dated as of June 19, 2007, to the Amended and Restated Agreement and Plan of Merger, dated as of February 26, 2007, by and among the Company, L Q Corporation, Inc. and L Q Merger Corp. (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2007).

3.1

Form of Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Registraton Statement on Form S – 1 ( No. 333-92677), as amended, filed with the SEC)

3.2

Certificate of Amendment to Certificate of Incorporation of the Company, effective as of July 31, 2007, (incorporated herein, by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2007).

10.1	Amendment, dated as of May 18, 2007, to the Administrative Services Agreement between Barington Capital Group, L.P. and the Company dated as of December 17, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIELOX, INC.

Date: August 14, 2007	By: /s/ Sebastian Cassetta
Sebastian Cassetta
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)