Form 10-Q
period 2007-09-30
SIELOX INC
filed 2007-11-19
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2007 was 41,981,386.

SIELOX, INC. AND SUBSIDIARIES

(formerly known as DYNABAZAAR, INC.)

ITEM 1. FINANCIAL STATEMENTS

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,826	$2,938
Accounts receivable, net of allowance for
doubtful accounts of $34 and $10
in 2007 and 2006, respectively	4,270	2,053
Inventory, net	5,531	3,738
Prepaid expenses	579	496
Total current assets	13,206	9,225
Fixed assets	388	92
Trade Name	1,587	1,587
Other intangibles, net	2,659	2,933
Goodwill	2,029
Deposits	48	4
Long-term prepaid expenses	631	694
Total assets	$20,548	$14,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,517	$1,436
Accrued expenses and other current
liabilities	356	185
Line of credit	1,387	729
Obligations under capital lease	12
Total current liabilities	5,272	2,350
LONG TERM LIABILITIES
Long term liability	1,683	2,225
Obligations under capital lease	37
Total long term liabilities	1,720	2,225
Stockholders’ equity:
Common stock, $0.001 par value, 90,000,000
shares authorized, and 41,981,386
and 29,726,385 shares issued
as of September 30, 2007 and
December 31, 2006, respectively	42	30
Additional paid-in capital	155,774	151,757
Accumulated other comprehensive income, net	260	260
Accumulated deficit	(138,050)	(137,617)
	18,026	14,430
Less: Common stock held in treasury, at cost;
6,034,629 shares at September 30, 2007 and
December 31, 2006	(4,470)	(4,470)
Total stockholders’ equity	13,556	9,960
Total liabilities and stockholders’ equity	$20,548	$14,535

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$6,431	$3,614	$14,614	$3,614
Cost of goods sold	4,781	2,856	11,231	2,856
Gross profit	1,650	758	3,383	758
Operating expenses, general and
administrative	1,874	615	3,861	1,099
Income (loss) from operations	(224)	143	(478)	(341)

Other Income (expense)
Interest income	16	50	98	251
Interest expense	(22)		(53)
	(6)	50	45	251

Net income (loss)	$(230)	$193	$(433)	$(90)

Net income (loss) per share:
Basic	$(0.01)	$0.01	$(0.02)	$(0.00)

Diluted	$(0.01)	$0.01	$(0.02)	$(0.00)

Weighted average number of common shares
outstanding:
Basic	31,796	23,414	26,393	23,412

Diluted	31,796	23,480	26,393	23,412

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, unaudited)

	Nine Months Ended September 30
	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(433)		$(90)
Adjustments to reconcile net loss
to net cash used in operating activities
Depreciation and amortization	396
Provision for doubtful accounts	25
Change in cash attributable to changes in
operating assets and liabilities
Accounts receivable	(1,084)		(75)
Inventories	(994)		(555)
Prepaid expense	(67)		59
Long term prepaid expenses	63		156
Accounts payable	945		(465)
Accrued expense and other current liabilities	(103)		370

Net cash used in operating activities	(1,252)		(600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Southern Imaging and Video Solutions net of cash acquired of $240			(3,560)
Direct costs of merger	(140)
Cash acquired through merger activity	1,368
Purchase of fixed assets	(209)
Payment of earn out provision	(542)
Net cash provided (used in) investing activities	477		(3,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) line of credit, net	658		(1,863)
Principal payments on capital lease	(4)
Refunded deposit	9
Net cash provided by (used in) financing activities	663		(1,863)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(112)		(6,023)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,938		9,125

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,826		$3,102

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$53	$

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, unaudited)

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

On July 31, 2007, the Company's wholly-owned subsidiary, L Q Merger Corp, merged with and into
L Q Corporation, with L Q Corporation continuing as the surviving corporation and a wholly-owned subsidiary of the Company. In conjunction with this merger activity, initial consideration of $4,029 plus direct costs of merger of $140 was given in the form of common stock and stock options. The consideration given, assets acquired and liabilities assumed resulting from the merger are as follows:

Fair value of assets acquired resulting from the merger, net of cash acquired of $1,368	$2,235

Fair value of liabilities assumed resulting from the merger	$1,463

Fair value of common stock issued resulting from the merger, including $150 issued to Barington Capital Group, LP	$3,688

Fair value of stock options issued from the merger	$341

On July 20, 2006, the Company purchased substantially all of the assets of Southern Imaging, Inc. and Video Solutions Technology Center, Inc. pursuant to the transactions contemplated by the Asset Purchase Agreement dated as of June 20, 2006 for initial consideration of $3,766. In conjunction with the acquisition, common stock was issued and liabilities were assumed as follows, for the six months ended June 30, 2006:

Fair value of assets acquired	$7,263

Cash paid	(3,692)

Common stock issuable	(74)

Liabilities assumed *	$3,497

*Includes assumption of revolver facility of approximately $ 1.8 million.

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

OVERVIEW

Sielox, Inc., formerly known as Dynabazaar, Inc. (the “Company”), was incorporated in the State of Delaware in February 1997 under the name “Fairmarket, Inc.” The Company develops, designs and distributes a range of security solution products, comprising of a range of surveillance cameras, digital video recorders and access control systems and strategic security and business protection solutions and corporate investigations. Through September 3, 2003, the Company was an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, the Company sold substantially all of its operating assets to eBay, Inc. (“eBay”) for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement the Company entered into with eBay on June 20, 2003. Following the closing of the asset sale, the Company changed its name from “Fairmarket, Inc.” to “Dynabazaar, Inc.”

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

From January 2003 until June 20, 2006, the Company did not operate any business and was settling its remaining claims and liabilities while reviewing its alternatives for the use or disposition of its remaining assets.

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
(“L Q Corporation”) and LQ Merger Corp (“LMC”), LMC was merged with and into L Q Corporation, with
L Q Corporation continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the Company’s name was changed from “Dynabazaar, Inc.” to “Sielox, Inc.”

By virtue of the Merger, L Q Corporation stockholders received 3.68 shares of the Company’s common stock, par value $0.001 per share, for each share of L Q Corporation common stock they owned as of the effective time of the Merger. Cash was paid in lieu of common stock to purchase 20.44 fractional shares of the Company’s common stock. Additionally, each outstanding option to purchase L Q Corporation common stock was assumed by the Company and now represents an option to acquire shares of the Company’s common stock, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement.

LQ Corporation owns two wholly owned subsidiaries, Seilox, LLC and SES Resources International, Inc. ("SES"). Sielox, LLC develops, designs, and distributes a complete line of access control software, programmable controllers and related accessories. SES provides strategic security and business protection solutions and corporate investigations. As of September 30, 2007, management has decided to shut down the operations of SES. As of September 30, 2007 SES's assets included accounts receivable of $13 and fixed assets of $4.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective upon the closing of the Merger and in accordance with the terms of the Merger Agreement, as of July 31, 2007, Raymond L. Steele and Mr. Mitarotonda each resigned from the Company’s board of directors and the following three members of the board of directors of L Q Corporation were appointed to the Company’s board of directors: Sebastian E. Cassetta, Dianne K. McKeever and Steven Berns.

Additionally, in connection with the completion of the Merger, the Company relocated its principal executive offices to 170 East Ninth Avenue, Runnemede, New Jersey 08078, which is an office and warehouse facility leased by the Company.

Sebastian E. Cassetta, who serves as the Company’s President, CEO and a member of the Company's board of directors, is a Senior Managing Director and the Chief Operating Officer of Barington. He also serves as the Chief Executive Officer of Costar. Dianne K. McKeever, a research analyst at Barington, serves as one of the Company’s directors. Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively beneficially own greater than 10% of the Company’s outstanding common stock.

The Company is party to a services agreement dated as of December 17, 2004 (as amended, the "Services Agreement"), under which Barington performs certain administrative, legal and financial advisory services on the Company’s behalf. The Company entered into an amendment dated as of May 18, 2007 to the Services Agreement providing that the administrative services provided by Barington on behalf of the Company under the Services Agreement (as well as the monthly payments made by the Company to Barington for such services) terminated immediately following the closing of the Merger.

Notwithstanding the termination of the administrative services provided by Barington following the closing of the Merger, the Services Agreement continues to run until December 31, 2007, thereby permitting the Company to continue to have access to legal and financial advisory services from Barington on an “as requested” basis. There is no requirement under the Services Agreement, however, for the Company to utilize such services of Barington. Additional information concerning the Services Agreement may be found under Part III, Item 13 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2007, which disclosure is incorporated herein by reference.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As disclosed in the Form S-4/A filed by the Company with the SEC on June 20, 2007, both Dynabazaar and L Q Corporation entered into separate letter agreements with Barington on January 5, 2007 providing for the engagement of Barington by each of the Dynabazaar Special Committee and the L Q Corporation Special Committee to provide assistance as such special committees may reasonably request with respect to the Merger. Pursuant to such letter agreements, each of Dynabazaar and L Q Corporation agreed to pay Barington a fee of $100,000 as compensation for its services. At the request of the Company after the closing of the Merger, Barington agreed to reduce its fee from $200,000 to $150,000 and to accept payment in unregistered common stock in lieu of cash.

On September 24, 2007, the Company issued $150,000 of the Company’s common stock, par value $0.001, to Barington at a price of $0.325 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on such date, or an aggregate of 461,538 shares of common stock in consideration of services rendered by Barington to the Company and L Q Corporation, Inc. (“L Q Corporation”) in connection with the Merger.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION ($ IN THOUSANDS)

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2007 and 2006 are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements for the year ended December 31, 2006. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2007 and the Company’s amended Annual Report on Form 10-K filed on April 17, 2007. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents, including highly rated money market funds with daily liquidity. At September 30, 2007, and throughout the three month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company’s cash and cash equivalents (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Cash and cash equivalents:
Cash	$175	$72
Money market funds	2,651	2,866

	$2,826	$2,938

INVENTORIES, NET

The components of inventories are as follows (in thousands):

	September 30, 2007	December 31, 2006

Finished goods	$5,301	$3,738
Raw materials	230

	$5,531	$3,738

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company’s cash and cash equivalents are invested in highly liquid money market funds.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses payable are carried at cost. The Company’s financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of our direct and indirect wholly-owned subsidiaries Costar, Video Solutions Technology Center, LLC ("VSTC"), L Q Corporation, Sielox, LLC and SES. Significant intercompany transactions and balances have been eliminated. Due to the fact that the closing date of the Merger was July 31, 2007, the condensed consolidated financial statements include two months of activity for L Q and SES. This represents all of the activity for L Q Corporation, Sielox, LLC and SES since the merger date of July 31, 2007.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

GOODWILL

Pursuant to SFAS 142, effective December 31, 2001, goodwill is no longer being amortized. The company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of fair value of the Company with is carrying value. If the carrying value exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

STOCK-BASED COMPENSATION ($ in thousands)

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

In the nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense of $0 and $19, respectively, in its condensed consolidated financial statements. This amount includes compensation expense for fully vested stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As part of the merger consideration given to holders of L Q Corporation stock options, 2,676,504 options of Sielox, Inc. were issued. Management has determined in accordance with the provisions of SFAS No. 123(R), that these options have a fair value of approximately $341, which has been capitalized as a result of the Merger.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - ACQUISITION ($ in thousands)

On June 20, 2006, Costar and VSTC, two of the Company’s direct and indirect wholly owned subsidiaries, completed the acquisition (the “Acquisition”) of substantially all of the assets of Southern Imaging, Inc., a Texas corporation ("Southern Imaging"), and Video Solutions Technology Center Inc., a Nevada corporation ("Video Solutions"), pursuant to the transactions contemplated by the Asset Purchase Agreement, dated as of June 20, 2006, by and between Southern Imaging, Video Solutions, the shareholders of Southern Imaging, Costar and VSTC. However, the Acquisition is being accounted for as if it was effectively completed on June 30, 2006. Results of operations of Southern Imaging and Video Solutions have been included in the consolidated financial statements since June 30, 2006.

Costar, the Company’s wholly-owned subsidiary which acquired Southern Imaging’s assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a wholly-owned subsidiary of Costar which acquired the assets of Video Solutions, provides product design and development, technical support and repair services for Costar. Estimated total consideration for the Acquisition is up to approximately $9,600, consisting of the issuance at closing of 200,000 shares of our common stock, a cash payment of approximately $3,800 (including a finders fee payment of approximately $154, a payment of $108 to Barington and the payoff of shareholder loans of approximately $612) less the value of the 200,000 shares of the Company’s common stock, the assumption of certain liabilities of approximately $3,500, and deferred consideration of up to $4,000 in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing through 2009, of which $2,225 was recorded as a long-term liability. On September 29, 2006, the 200,000 shares of the Company’s common stock were issued. During the second quarter of 2007, in accordance with the Asset Purchase Agreement, the Company made the first of four possible annual deferred payments. A payment of $542 was paid pursuant to this provision.

The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the three and nine months periods ended September, 30 2006.

	Three Months Ended September 30,	Nine Months Ended September 30,
	(unaudited)	(unaudited)

Total revenue	$3,614	$11,154
Net income (loss)	193	404
Net income (loss) per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

NOTE 3 – MERGER

As discussed previously, the Merger was consummated on July 31, 2007. The Merger was consummated so that both entities can take advantage of synergies which can be developed within the security industry, as well as expected cost savings which would be the result of operating under one Company. The aggregate consideration given by the Company in order to consummate the Merger, including merger expenses of $140, was $4,169. As part of the merger consideration, the Company issued 11,829,001 shares to the former stockholders of L Q Corporation, 461,538 shares to Barington Capital as consideration for merger fees, and 2,676,504 stock options to former L Q Corporation stock option holders.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – THE MERGER (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company as of the date of the Merger.

JULY 31, 2007 ($ IN THOUSANDS)
Cash	$1,368
Accounts Receivable	1,158
Inventories	799
Other current assets	16
Property and Equipment	209
Deposits	53
Goodwill	2,029
Total assets	5,632
Accounts Payable	(1,136)
Other Current liabilities	(327)
Total liabilities	1,463
Net assets received in transaction	$4,169

Goodwill arose from the Merger. This is due to consideration given including merger costs for an aggregate total of approximately $4,200 which exceeded the fair market value of all identifiable assets. The Company is in the process of identifying an independent appraiser to conduct an appraisal of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customer lists, patents, trademarks, and trade names, etc.) received as a result of the Merger. Such assets, if appropriate, will be adjusted upon results of an independent appraisal. The results of this appraisal may give rise to, among other things, goodwill. Goodwill of approximately $2,029 may be adjusted for, or reclassified upon, results of an independent appraisal. As the independent appraisal is not yet completed on the intangible assets received, the Company has not made an estimate of amortization. As a result, no amortization related to the goodwill resulting from the Merger was charged to operations for the three months or nine months ended September 30, 2007.

Pro Forma Income Statement

The following unaudited pro forma information presents results of operations of the Company as if the Merger transaction had occurred as of January 1, 2007. As the Company is in the process of receiving an appraisal on the goodwill acquired as a result of the acquisition, amortization expense can not be estimated at this time. Although prepared on a basis consistent with the Company’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results.

	Three Months Ended	Nine Months Ended
	September 30, 2007 (unaudited)	September 30, 2007 (unaudited)
Net Sales	$ 7,069	$ 18,411
Cost of goods sold	(5,175)	(13,327)

Gross profit	1,894	5,084
General and administrative expenses	2,262	6,516

Net profit ( loss ) from operations	(368)	(1,432)
Interest income (expense)	22	89
Pro forma adjustment to general and administrative expenses	(58)	(395)

Net profit (loss)	$ (288)	$ (948)

Net income (loss) per share - as reported	$ (0.01)	$ (0.02)
Net income (loss) per share - pro forma	$ (0.01)	$ (0.03)
Weighted-average shares	35,983	35,983

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - INTANGIBLE ASSETS, NET ($ in thousands):

The intangible assets acquired as a result of the Acquisition have been adjusted in the prior year as a result of the completion of an independent appraisal, adjustments to the estimated fair values of the assets acquired and post closing adjustments to the purchase price. Goodwill was acquired as a result of the Merger and is subject to an independent appraisal.

	September 30,		December 31,
	2007		2006
	(unaudited)

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible asset:
Other intangibles, net	$3,066	$407	$3,066	$133

Unamortized intangible assets
Goodwill	2,029
Trade Name	1,587		1,587

Total	$6,682		$4,653

Amortization expense for the three and nine months ended September 30, 2007 was $159 and $274, respectively. Estimated amortization expense applicable to amortizable intangible assets for each of the next 5 years is $340. The estimated useful life for Existing Customer Relationships and Distribution Agreement is 6 and 20 years, respectively. The weighted average useful life for intangible assets subject to amortization is 13 years.

NOTE 5 - NET INCOME (LOSS) PER SHARE:

The number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the nine and three months ended September 30, 2007 the nine months ended September 30, 2006, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - LEGAL PROCEEDINGS:

We, as well as our newly acquired subsidiary L Q Corporation, are defendants in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court ( the “Settlement” ). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006 the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The Court of Appeals, however, later noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 2006 decision. Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. Plaintiffs have also moved the District Court for certification of different classes in the six focus cases, and that motion remains pending. Because any possible future settlement with the plaintiffs, if a settlement were ever to be negotiated and ultimately agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals rulings on the possible future settlement of the claims against the Company cannot now be predicted. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending the Company and its subsidiary may divert management's attention from the day-to-day operations of the Company's business, which could adversely affect the Company's business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company's business, results of operations and cash flows.

NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS ($ in thousands):

For the three months ended September 30, 2007, the Company had three customers that contributed 14.1%, 13.8% and 10.0% of sales revenue, for a total of $907, $888 and $636 respectively. These same three customers owed 12.6%, 6.4% and 13.6% of the outstanding accounts receivable balance for a total of $539, $275 and $582 respectively.

For the three months ended September 30, 2007, the Company made purchases, from one supplier, of approximately 33.6% of all purchases made, for a total of $1,957. Amounts owed to this same vendor were approximately 33.6% of the total accounts payable balance, for a total of $1,183.

For the nine months ended September 30, 2007, the Company had two customers that contributed 14.1 % and 13.5% of sales revenue, for a total of $2,067 and $1,969 respectively. These same two customers owed 12.6% and 6.4% of the outstanding accounts receivable balance for a total of $539 and $275 respectively

For the nine months ended September 30, 2007, the Company made purchases from two suppliers of approximately 25.2% and 1 1.2% of all purchases made, for a total of $3,829 and $1,703 respectively. Amounts owed to these same two vendors was approximately 33.6% and 5.1% of the total accounts payable balance, for a total of $1,183 and $181 respectively.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - CREDIT LINE ($ in thousands)

The Company maintains a line of credit with the Bank of Texas, renewable on an annual basis. The expiration date for the current line of credit is August 16, 2008. The line has a limit of $4,000, this is an increase from the previous limit of $2,500, and $2,613 and $1,771 was available as of September 30, 2007 and December 31, 2006. Interest is charged on the outstanding balance at a variable rate, which was 7.75% at September 30, 2007. The line is secured by Costar’s accounts receivable and inventories, and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest calculated on the outstanding balance. As of September 30, 2007 and December 31, 2006, $1,387 and $729 respectively, were outstanding under the line of credit.

NOTE 9 - PURCHASE COMMITMENT ($ in thousands)

The Company is committed to make purchases of approximately $1,398, from a vendor within an 18 month period starting July 1, 2007 and ending December 31, 2008. The commitment was entered into in order to obtain more favorable pricing for the Company's inventory. During the period ended September 30, 2007, the Company placed orders with this vendor totaling $817, for delivery in accordance with our scheduled requirements through December 31, 2008.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

THE COMPANY

OVERVIEW AND RECENT EVENTS

Sielox, Inc., formerly known as Dynabazaar, Inc. (“we,” “us” or the “Company”), was incorporated in the State of Delaware in February 1997 as “Fairmarket, Inc.” The Company develops, designs and distributes a range of security solution products, comprising of a range of surveillance cameras, digital video recorders and access control systems and strategic security and business protection solutions and corporate investigations. Through September 3, 2003, we were an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. (“eBay”) for consideration of $4.5 million in cash under the terms and conditions of an asset purchase agreement we entered into with eBay on June 20, 2003. Following the closing of the asset sale, we changed our name from “Fairmarket, Inc.” to “Dynabazaar, Inc.”

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

By virtue of the Merger, L Q Corporation stockholders received 3.68 shares of our common stock, par value $0.001 per share, for each share of L Q Corporation common stock they owned as of the effective time of the Merger. Cash was paid in lieu of common stock to purchase 20.44 fractional shares of our common stock. Additionally, each outstanding option to purchase L Q Corporation common stock has been assumed by us and now represents an option to acquire shares of our common stock, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement.

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

BUSINESS ACQUISITION ($ IN THOUSANDS)

As discussed earlier, we consummated the Acquisition on July 20, 2006. Intangible assets arose from the Acquisition. The aggregate of the estimated purchase price including acquisition costs for an aggregate estimated total of $9,600 exceeded the fair market value for all identifiable net assets. An independent appraisal was conducted of all intangible assets (including, but not limited to, distribution agreements, customer lists, patents, trademarks and trade names) received as a result of the Acquisition.

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

Our critical accounting policies are more fully described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, to our consolidated financial statements included in our Annual Report on Form 10-K and Note 1, The Company and Summary of Significant Accounting Policies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 ($ IN THOUSANDS)

Net income (loss)

For the three months ended September 30, 2007 and September 30, 2006, our net income (loss) was ($230) and $193, respectively. The decrease in net income is primarily due to the Merger. Net loss in 2007 includes the operating activity of the newly merged entities for the months of August and September only. In addition, we incurred all normal, regular expenses that relate to the activities of a public company and non-recurring merger expenses of $379. Non-recurring expenses included legal expenses for obtaining the independent fairness opinion and for drafting, printing and mailing the proxy statement in connection with shareholder approval for the Merger, as well as proxy solicitor fees and transfer agent and accounting fees. Net income in 2006 includes the operating activities of Costar which were consolidated into our results effective July 1, 2006.

Revenue

For the three months ended September 30, 2007 and September 30, 2006, total revenue was $6,431 and $3,614, respectively. The increase in revenue is primarily due to the Merger. Revenue in 2007 includes the operating revenues of Costar for the entire third quarter, and the operating revenues of Sielox, LLC and SES for the months of August and September only. Revenue in 2006 includes the operating revenue for the complete quarter, but only as generated by Costar.

Operating Expenses

For the three months ended September 30, 2007, general and administrative expenses were $1,874 compared to $615 for the three months ended September 30, 2006. The increase in general and administrative expenses was primarily due to the Merger. The three month period ended September 30, 2007, includes operating expenses for Costar, Sielox, LLC and SES for August and September only. General and administrative expenses for the three months ended September 30, 2006, include operating expenses for the Costar subsidiary only.

For the three months ended September 30, 2007 and September 30, 2006, interest income was $16 and $50, respectively. The decrease in interest income is reflective of a reduction in cash available for investment after the Acquisition.

For the three months ended September 30, 2007 and 2006, interest expense was $22 and $0, respectively. Interest expense for the period ended September 30, 2007, is for the interest charged on the line of credit provided by the Bank of Texas for Costar.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 ($ IN THOUSANDS)

Net loss

For the nine months ended September 30, 2007, and September 30, 2006, our net loss was ($433) and ($90) respectively. The increase in net loss is primarily due to the Merger. Net loss in 2007 includes all activity for Costar for the entire nine month period and all activity for for Sielox, LLC and SES for August and September only. In addition to general and administrative expenses, we incurred non-recurring merger expenses of $379. Non-recurring merger expenses included legal expenses for obtaining the independent fairness opinion and for drafting, printing and mailing the proxy statement in connection with shareholder approval for the Merger, as well as proxy solicitor fees and transfer agent and accounting fees.

Revenue

For the nine months ended September 30, 2007, and September 30, 2006, total revenue was $14,614 and $3,614, respectively.The increase in revenue is primarily due to the Merger. Revenue in 2007 includes operating revenue for nine months for Costar and for August and September 2007 only, for Sielox and SES. Revenue in 2006 includes operating revenue of Costar only for the months of July, August and September. Revenue activity during the period includes sales by Costar of approximately $600 to a major supermarket chain and of approximately $400 in mobile DVR's. Sielox, LLC added twenty new dealers in eight states and a major national account. The first systems to these dealers started selling in August.

Operating Expenses

For the nine months ended September 30, 2007, general and administrative expenses were $3,861 compared to $1,099 for the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily due to the Merger. The period ended September 30, 2007, includes operating expenses for Sielox and SES for August and September 2007 only, and for Costar for the whole period. Both periods include all normal and regular expenses related to the activities of a public company. General and administrative expenses for the period ended Septemner 30, 2006, includes operating expenses for Costar only for the period July 1, 2006, to September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

At September 30, 2007, cash and cash equivalents totaled $2,826.

Cash used in operating activities was $1,252 for the nine months ended September 30, 2007, compared to cash used of $600 for the nine months ended September 30, 2006. Cash used in operating activities for the period ended September 30, 2007 primarily reflects the activities of our operating subsidiaries, Costar and VSTC. Major changes in operating assets and liabilities reflect an increase in accounts receivable of $1,084 and an increase in accounts payable of $945, offset by depreciation and amortization of $396, and an increase in inventories of $994.

Cash provided by investing activities for the nine months ended September 30, 2007 was $477 compared to cash used of $3,560 for the nine months ended September 30, 2006. The cash used for the period ended September 30, 2006 represents the completion of the purchase of substantially all of the assets of Southern Imaging, Inc. Cash used for the period ending September 30, 2007 represents the purchase of fixed assets, the payment of an earnout provision, and cash acquired through the merger with L Q Corporation.

Cash provided by (used in) financing activities for the nine months ended September 30, 2007 was $663, compared to ($1,863) for the nine months ended September 30, 2006. The cash provided for the nine months ended September 30, 2007 reflects a draw on the line of credit with the Bank of Texas. Total availability on the line of credit is $4,000. Unused availability as of September 30, 2007, was $2,613. The cash used for the nine months ended September 30, 2006, represents the payoff of a revolving line of credit existing at the time of the Acquisition.

As disclosed in the Form S-4/A filed by the Company with the SEC on June 20, 2007, both Dynabazaar and
L Q Corporation entered into separate letter agreements with Barington on January 5, 2007 providing for the engagement of Barington by each of the Dynabazaar Special Committee and the L Q Corporation Special Committee to provide assistance as such special committees may reasonably request with respect to the Merger. Pursuant to such letter agreements, each Dynabazaar and L Q Corporation agreed to pay Barington a fee of $100,000 as compensation for its services. At the request of the Company after the closing of the Merger, Barington agreed to reduce its fee from $200,000 to $150,000 and to accept payment in unregistered common stock in lieu of cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

In connection with the preparation of this Form 10-Q, management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the interim or annual financial statements would not have been prevented or detected.

The period being evaluated included certain non-recurring merger related events, that disproportionately absorbed the Company's current financial and administrative resources.

Remediation Plans

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and is implementing the following steps:

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10- Q and 10-K;
•	Enhance the level of service provided by outside accounting service providers to further support and supplement our internal staff in accounting and related areas;
•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans has been initiated and will continue during the fourth quarter of fiscal 2007. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, as well as our newly acquired subsidiary L Q Corporation, are defendants in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court ( the “Settlement” ). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006 the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The Court of Appeals, however, later noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 2006 decision. Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. Plaintiffs have also moved the District Court for certification of different classes in the six focus cases, and that motion remains pending. Because any possible future settlement with the plaintiffs, if a settlement were ever to be negotiated and ultimately agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals rulings on the possible future settlement of the claims against the Company cannot now be predicted. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending the Company and its subsidiary may divert management’s attention from the day-to-day operations of the Company’s business, which could adversely affect the Company’s business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business, results of operations and cash flows.

ITEM 1A. RISK FACTORS

For a summary of certain risk factors relevant to the Company’s operations, see Part 1, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended December 31, 2006. In addition, as a result of the Merger, the following additional risk factors are relevant to the Company’s operations going forward:

Our failure to successfully integrate L Q Corporation’s business and operations in the expected time frame may adversely affect our combined businesses’ future results.

We believe that the Merger will result in certain benefits, including certain cost synergies and operational efficiencies. However, our ability to realize these anticipated benefits depends on successfully combining our two businesses. The combined businesses may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:

•	revenue attrition in excess of anticipated levels;
•	our inability to conduct extensive integration planning with L Q Corporation prior to the completion of the Merger;
•	failure of customers to accept new products or to continue as customers of the combined businesses;
•	failure to successfully manage relationships with original equipment manufacturers, or OEMs, end-users, distributors and suppliers;
•	failure to qualify the combined businesses’ products with OEM customers on a timely basis or at all;
•	failure to successfully develop interoperability between the products of the two companies;
•	failure to leverage the increased scale of the combined businesses quickly and effectively;
•	potential difficulties integrating and harmonizing financial reporting systems;
•	the loss of key employees;
•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined businesses; and
•	failure to combine product offerings and product lines quickly and effectively.

While the actual integration has commenced, there still may be additional and unforeseen expenses or delays. If we are not able to successfully integrate L Q Corporation’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

General customer uncertainty related to the merger could harm our post-merger business.

Our existing customers and the customers we obtained as of the Merger may, in response to uncertainty with respect to the merger, delay or defer purchasing decisions. Alternatively, customers may purchase a competitor’s product because of such uncertainty. Further, customer concerns about changes or delays in our product roadmap may negatively affect customer purchasing decisions. Customers could also be reluctant to purchase our products and services due to uncertainty about the direction of their technology, products and services, and willingness to support and service existing products which may be discontinued. OEMs, resellers, distributors and other third parties of strategic importance may delay or refuse to certify, support or promote our technology, products and services due to uncertainty created by the merger. If our customers delay or defer purchasing decisions, or choose to purchase from a competitor, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

Integrating L Q Corporation may divert management’s attention away from the combined businesses operations.

Successful integration of L Q Corporation’s operations, products and personnel has and may continue to place a significant burden on our management and internal resources. Challenges of integration include our ability to incorporate acquired products and business technology into its existing product lines, including consolidating technology with duplicative functionality or designed on a different technological architecture and provide for interoperability, and its ability to sell the acquired products through our existing or acquired sales channels. We may also experience difficulty in effectively integrating the different cultures and practices of L Q Corporation, as well as in assimilating L Q Corporation’s broad and geographically dispersed personnel. Further, the difficulties of integrating L Q Corporation could disrupt the combined businesses’ ongoing business, distract its management focus from other opportunities and challenges, and increase the combined businesses’ expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, including our business, financial condition and operating results.

We must overcome pricing competition with respect to Sielox, LLC's products. Competitive pricing pressures can cause profit erosion.

Sielox, LLC's  products compete against products sold by an increasing number of competitors on the basis of several factors, including price. In order to compete in the marketplace, Sielox, LLC's  products must provide superior technology at competitive prices. Failure to produce cost-effective products could adversely affect customer demand and adversely affect our results of operations. In addition, the competitive business arena could create pricing pressure for the Sielox, LLC's products. A reduction in pricing of Sielox, LLC's products due to competitive pressures could have an adverse effect on our revenues, operating income and results of operations.

We must develop new products and enhancements to existing products to remain competitive. If we fails to develop new products and product enhancements on a timely basis, we may lose market share. Our new products may not realize a return on investment.

The market for Sielox, LLC's products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Accordingly, our future success will depend to a substantial extent on our ability to:

•	invest significantly in research and product development;
•	develop, introduce and support new products and enhancements on a timely basis; and
•	gain and consecutively increase market acceptance of our products.

We are currently developing new products and enhancements to our existing products. We may not be able to successfully complete the development and market introduction of new products or product enhancements. If we fail to develop and deploy new products and product enhancements on a timely basis, or if we fail to gain market acceptance of its new products, revenues will decline and we may lose market share to our competitors. There is no assurance that we will be successful in marketing and selling our new products, that the revenues from the sales of new products will justify the investment, or that the sales of new products will continue to increase.

The availability and pricing of component parts may adversely affect production and profitability.

Our ability to grow earnings will be affected by increases in the cost of component parts, including electronic components and circuit boards. We may not be able to offset fully the effects of higher component parts through price increases, productivity improvements or cost reduction programs.

Future acquisitions may not be found or may not be successfully integrated into our business and could adversely affect our business.

We have pursued, and may continue to pursue, growth opportunities through attempted acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed, if at all. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. There can be no assurances that management will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into existing operations, or expand into new markets. Further, once integrated, acquisitions may not achieve levels of revenues, profitability or productivity comparable to our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations.

In addition, future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing. Future acquisitions could result in the following, any of which could seriously harm our results of operations or the price of our stock:

•	issuance of equity securities that would dilute current stockholders’ percentages of ownership;
•	large one-time write-offs;
•	the incurrence of debt and contingent liabilities;
•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;
•	diversion of management’s attention from other business concerns; contractual disputes;
•	risks of entering geographic and business markets in which we have no or only limited prior experience; and
•	potential loss of key employees of acquired organizations.

Sielox, LLC's business has incurred net losses. There is no assurance that it will turn profitable in the future.

L Q Corporation (including the Sielox, LLC operations) has incurred losses in the past and may incur losses in the future. The business incurred net losses of $0.9 million, $1.0 million and $1.4 million in 2006, 2005 and 2004, respectively. Continued or increased net losses could have a material adverse effect on our business, financial condition and results of operations and the value and market price of our common stock.

We rely on licenses with third parties to license software code that is an integral part of our business’s software solution and if we would need to seek alternate licenses, our results of operations could be adversely affected.

We license certain software code from third parties that is an integral part of our software solution. In particular, we obtain from third party licensors certain software code included in our software solution, and the software for our badging products. We would need to seek alternative licensors for the software code if any of the third party licensors terminate or decides not to renew a license. If any of these third party licensors become unable to or refuses to license its code, it could interrupt and delay the development, design and delivery of the Pinnacle software solution and related products. Any such disruption could adversely affect our results of operations.

Cyclical industry and economic conditions may adversely affect our financial condition and results of operations.

Our operating results may be affected adversely by the general cyclical pattern of the industries in which we operates. For example, demand for our products and services is significantly affected by levels of commercial construction and consumer and business discretionary spending. The demand patterns of these markets could impact the revenues and margins in this business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Item 3.02 of the Current Report on Form 8-K filed by the Company on September, 26, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

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

ITEM 5. OTHER INFORMATION

Not applicable.

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

SIELOX, INC.

Date: November 19, 2007	By: /s/ Sebastian Cassetta
Sebastian Cassetta
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2007	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)