Form 10-Q/A
period 2007-09-30
SIELOX INC
filed 2007-12-10
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

(Amendment No.1)

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

The number of shares outstanding of the registrant’s common stock as of December 4, 2007 was 35,982,295.

EXPLANATORY NOTE

Sielox, Inc. (the “Company”) is filing this Amendment No.1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission on November 19, 2007 (the “Original Report”), to correct (1) the number of outstanding shares listed on the cover page of the Original Report and in the Company’s Condensed Consolidated Balance Sheet and (2) the “Net loss per share,” and the “Weighted average number of common shares outstanding” in the Company’s Condensed Consolidated Statement of Operations. Other than these changes, this Amendment does not amend, update or change any other disclosures contained in the Original Report.

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
shares authorized, and 42,016,924
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

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$6,431	$3,614	$14,614	$3,614
Cost of goods sold	4,781	2,856	11,231	2,856
Gross profit	1,650	758	3,383	758
Operating expenses, general and
administrative	1,874	615	3,861	1,099
Income (loss) from operations	(224)	143	(478)	(341)

Other Income (expense)
Interest income	16	50	98	251
Interest expense	(22)		(53)
	(6)	50	45	251

Net income (loss)	$(230)	$193	$(433)	$(90)

Net income (loss) per share:
Basic	$(0.01)	$0.01	$(0.01)	$(0.00)

Diluted	$(0.01)	$0.01	$(0.01)	$(0.00)

Weighted average number of common shares
outstanding:
Basic	35,982	23,414	35,982	23,412

Diluted	39,799	23,480	39,799	23,412

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

	Three Months Ended	Nine Months Ended
	September 30, 2007 (unaudited)	September 30, 2007 (unaudited)
Net Sales	$ 7,069	$ 18,411
Cost of goods sold	(5,175)	(13,327)

Gross profit	1,894	5,084
General and administrative expenses	2,262	6,516

Net profit ( loss ) from operations	(368)	(1,432)
Interest income (expense)	22	89
Pro forma adjustment to general and administrative expenses	(58)	(395)

Net profit (loss)	$ (288)	$ (948)

Net income (loss) per share - as reported	$ (0.01)	$ (0.01)
Net income (loss) per share - pro forma	$ (0.01)	$ (0.03)
Weighted-average shares	35,982	35,982

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

SIELOX, INC.

Date: December 10, 2007	By: /s/ Sebastian Cassetta
Sebastian Cassetta
Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2007	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)