Form 10-K
period 2007-12-31
SIELOX INC
filed 2008-03-31
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  000-29423

SIELOX, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3351937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 East Ninth Avenue, Runnemede, New Jersey 08078

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

[ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act.

Yes

[    ]

No

[ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b of the Exchange Act. (Check one):

Large Accelerated filer   [    ]

   Accelerated filer

   [    ]

   Non-accelerated filer

   [    ]

   Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

[    ]

No

[ X ]

As of June 29, 2007, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $8,323,387 based on the closing sales price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board as of such date.

The number of shares outstanding of the registrant’s common stock as of March 24, 2008 was 35,982,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS

PART I.

ITEM 1.	BUSINESS	2

ITEM 1A.	RISK FACTORS	6

ITEM 1B.	UNRESOLVED STAFF COMMENTS	11

ITEM 2.	PROPERTIES	11

ITEM 3.	LEGAL PROCEEDINGS	11

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18

ITEM 9A(T).	CONTROLS AND PROCEDURES	18

ITEM 9B.	OTHER INFORMATION	19

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	20

ITEM 11.	EXECUTIVE COMPENSATION	20

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	20

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21

SIGNATURES		23

References in this annual report to “we,” “us,” “our” or the “Company” are to Sielox, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

i

PART I

ITEM 1. BUSINESS

Introduction

Sielox, Inc., formerly known as Dynabazaar, Inc., develops, designs and distributes a range of security solution products such as surveillance cameras, lenses, digital video recorders, high speed domes and access control systems. We also develop, design and distribute industrial vision products to observe repetitive production and assembly lines, thereby increasing efficiency by detecting faults in the production process.

We operate our business through two indirect, wholly-owned subsidiaries: Costar Video Systems, LLC and Sielox, LLC.  Our Costar subsidiary runs our operations relating to our security surveillance and industrial vision products and our Sielox subsidiary runs our operations relating to our access control systems.

Our security surveillance products are sold to traditional “large box” national retailers and distributors that use our products for surveillance on their selling floors, particularly in areas where there are expensive products, and to safeguard the shopping public by monitoring activity in parking and other areas.

We sell our industrial vision products directly to manufacturers that assemble products using automated production and assembly lines that would require the use of video systems to monitor activity on the production lines.

Our access control products are sold to a national network of authorized business partners. They, in turn, install our products in schools, colleges, universities, hospitals, office buildings and factories which need to control access to their facilities.

We are a Delaware corporation organized in February 1997. Our executive offices are located at 170 East Ninth Avenue, Runnemede, New Jersey 08078. Our telephone number is (856) 861-4579. Our website is located at www.sielox.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have filed such material electronically with, or furnished it to, the Securities and Exchange Commission. The information on our website is not part of this annual report.

Recent Developments

On July 20, 2006, we purchased substantially all of the assets of each of Southern Imaging, Inc., which designed, sourced and distributed video and imaging products for the security and industrial markets, and Video Solutions Technology Center, Inc., which provided product design and development, technical support and repair services support for Southern Imaging.

Effective July 31, 2007, our wholly-owned subsidiary, L Q Merger Corp., merged with L Q Corporation, Inc., which develops, designs, and distributes a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International Inc. subsidiary. As a result of the merger, L Q Corporation became our wholly-owned subsidiary. Immediately following the merger, we changed our name to Sielox, Inc.

Effective November 30, 2007, we shut down the operations of SES Resources and sold our equity interest in that company, together with its net fixed assets, to its minority shareholder for $10,000.

Industry

Security. We believe that the fear of terrorism and conventional crime, coupled with the increased effectiveness and affordability of available countermeasures, has contributed to the ongoing expansion of the security industry. We believe that growth of closed circuit television (“CCTV”) equipment will continue, driven by technological innovations such as the adoption of more efficient, low cost, networked digital technologies.  Also, the market for our access control products is being driven by the fact that our access control products provide the ability to interface all building systems, such as building automation, lighting, CCTV and time and attendance, with the access control system as the integral component to this convergence.  In addition to the convergence of technologies, information technology departments are becoming more actively involved in the design and implementation of access control solutions due to the need to utilize the existing LAN/WAN networks typically managed by those departments.

Industrial Vision.  Industrial vision refers to the technology of using optical sensors and digital image processing hardware and software to identify, guide, inspect and measure objects. Industrial vision is important for applications in which human vision is inadequate due to fatigue, visual acuity or speed. In addition, industrial vision is increasingly used to achieve substantial cost savings and improve product quality. Many types of manufacturing equipment require industrial vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing size and increasing complexity of items being manufactured.

A general-purpose industrial vision system generally consists of a personal computer equipped with special vision processing software and a vision board connected to a solid-state video camera. The camera is used to acquire a digital image of the subject in computer memory. The vision processing hardware and software is used to extract features from the image, verify the identity of the subject, detect its location or orientation, inspect for surface defects and perform non-contact measurements. General-purpose industrial vision is also actively employed in the automotive, aerospace, pharmaceutical and consumer products markets.

Growth in the general-purpose industrial vision market is driven by the need to guide high-speed automated assembly equipment and inspect manufactured products.  For example, in pharmaceutical manufacturing, industrial vision is employed to inspect and verify packaging, labeling and quantities, and in the automotive industry, industrial vision is used in parts identification, component inspection, assembly verification and robot guidance. We believe that the utilization of general-purpose industrial vision products will continue to increase as products become smaller and more complex, requiring more accurate measurements.

Products

We continuously monitor our product lines to determine whether to develop new products and/or make enhancements to existing products, and we expect to introduce new products for inclusion in integrated systems and distribution to our evolving customer base.

Security Surveillance.  Our security surveillance product line, comprised of cameras, lenses, digital video recorders and high speed domes, are marketed under our CostarTM brand name.  Our security product line accounted for $9.6 million, or 45%, of our total revenue in 2007 and $3.5 million, or 46%, of our total revenue in 2006.

Industrial Vision.  Our industrial vision product line, consisting of cameras, monitors, cables, lenses and video printers, are distributed under third party brand names, such as Sony, Panasonic and Hitachi, our CostarTM brand name and, for original equipment manufacturers ("OEMs") customers, private labels.  Our industrial vision product line accounted for $8.0 million, or 37%, of our total revenue in 2007 and $3.9 million, or 51%, of our total revenue in 2006.  According to data available to us, we believe that we are one of the top three distributors of industrial cameras, monitors, cables, lenses and video printers in the U.S. market. Those products that are sold under the Costar brand name include products that are manufactured to our own, in house, design and technical specifications.

Access Control.  Sales of access control products, consisting of our open architecture access control application software, programmable controllers, and related accessories such as readers and ID cards, accounted for approximately $2.8 million, or 13.3% of our total revenue in 2007. The figure of $3.8 million represents the five months of revenue activity following our acquisition of this product line effective July 31, 2007 as a result of our merger with L Q Corporation. Our 1200 and 1500 model controllers support both Static IP and DHCP addressing, providing flexibility to IT departments in the installation of our access control solutions across their existing LAN/WAN networks.

Strategy and Marketing Efforts

Our security and industrial vision divisions will continue their analogous strategies - increasing business with systems integrators and OEMs while targeting independent distributors and large systems integrators to cultivate additional channels of distribution.

Our sales and marketing strategy is focused on measures aimed at generating both product innovations and, with respect to our security surveillance products, market recognition of our CostarTM brand. Such innovations will likely include the continued shift from analog to digital devices.

We are working to merge various of our existing technologies in an effort to enhance the performance capabilities of our security and industrial products for our customers. Product improvements are largely driven by the needs of our customers. Advancements result from integrating a multitude of existing technologies for performance in a given environment. The ensuing innovations create unique value for our customers.

The primary strategy of the access control group is to continue to invest in our Pinnacle software solution through added features and interfaces in order to provide enhanced physical access security and event management systems. We will also continue to provide technical service and training to the network of authorized business partners described below. Furthermore, we are exploring partnerships with several OEMs to bring new solutions to market, that include visitor management, time and attendance monitoring, graphical floor plans, intercom systems, CCTV, DVR and alarm interfaces.

Customers and Seasonality

Security Surveillance. Our customers include traditional “large box” national retailers and other commercial end users.  Our security surveillance products are not sold for residential use. In 2007, our two largest customers, Cam Connections and Wal-Mart Stores, Inc., accounted for approximately $2,955,000, or 15.9%, and approximately $2,914,000, or 15.7%, of our total revenue, respectively.  As of December 31, 2007, Cam Connections and Wal Mart owed approximately $491,000, or 17.3%, and approximately $228,000, or 8.0%, of our outstanding accounts receivable balance, respectively.  These customers purchase our products through ongoing purchase orders, and may discontinue their relationship with us at any time.

Industrial Vision.  Our customers include manufacturers that assemble products using automated production and assembly lines that require the use of video systems to monitor activity on such lines.

Access Control.  Sales of our access control products are made to our network of authorized business partners. This network is comprised of approximately 150 independent dealers located throughout the United States. We also have three national accounts, Diebold, Inc., Sonitrol, Inc., and Simplex Grinnell. In 2007, these three national accounts in the aggregate accounted for approximately 17% of total revenue.

With respect to our security surveillance and industrial vision lines, we do not experience any material seasonality or backlog with respect to our sales.  The order backlog is comprised primarily of “blanket” orders from large end users of Costar™ products. These orders usually specify an extended delivery period. This delivery period may be subject to change, but the order itself cannot be cancelled.   The backlog of orders believed to be firm as of December 31, 2007 and 2006 was approximately $3.2 million and $0.6 million, respectively. Orders, other than “blanket” orders, are generally cancelable without penalty at the option of the customer. It is anticipated that all of the backlog that existed as of December 31, 2007, will be filled within the current year.

International Sales

For the year ended December 31, 2007, approximately $0.5 million, or 2.5%, of our revenue was generated from customers found in Portugal, Canada, Singapore, South Korea, France, Australia and Russia. We sell products internationally from each of our security surveillance product line, industrial product line and access control line, principally by direct export from both our Texas and New Jersey facilities. It is our intention to continue to expand into additional overseas markets and increase sales in existing overseas markets.

Manufacturing and Suppliers

We do not manufacture our own products. Rather, we outsource the manufacturing of our products to third party contract manufacturers. Of these third party contract manufacturers, we have distribution agreements with Sony, Panasonic, Toshiba and Hitachi.  These distribution agreements give us exclusive territorial rights and special pricing on a full range of video cameras and parts offered by these video equipment manufacturers. The distribution agreements are automatically renewable on an annual basis, provided that the agreed upon sales volumes are met.

In 2007, approximately 28.8%, and 10.2% of our total purchases were made from two major suppliers. As of December 31, 2007, amounts owed to these suppliers were approximately 43.1% and 2.6%, of our total accounts payable balance, respectively. For the year ended December 31, 2006, we purchased in the aggregate approximately 45% of our products from two major suppliers.

Inventories

We principally build inventory to known or anticipated customer demand. We generally maintain sufficient finished goods inventory levels to respond to unanticipated customer demand, since most sales are to installing dealers and system integrators who normally do not carry any significant inventory. In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. We believe that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that may detract from our sales efforts.

Intellectual Property

We own, and have pending, a limited number of design and utility patents expiring at various times.  We also own certain trademarks and several other trademark applications are pending both in the United States and in Europe. Most of our key products utilize proprietary software which is protected by copyright. We consider our software products to be unique and is a principal element in the differentiation of our products from our competition. However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. We license certain software code from third parties that is an integral part of our software solution. In particular, we obtain from third party licensors certain software code included in our software solution, and the software for our access control badging products. We have no significant franchises or concessions with respect to any of our products or business dealings.

Government Regulations

Certain of our access control products are subject to FCC regulations relating to the use of wireless devices. All of these access control products have been tested by the FCC testing laboratory, allowing us to place FCC approved labels on these products.

Competition

We operate in a highly competitive domestic and, as we continue to expand our international presence, international, marketplace, in which many of our principal competitors are larger companies whose financial resources and scope of operations are substantially greater than ours.

Our security surveillance product line competes with operating subsidiaries of large, multinational corporations, such as GE Security Systems and Honeywell Security Systems. We further compete with smaller public and private companies, both domestically and abroad, including Pelco Inc., GVI Security Solutions Inc. (which is affiliated with Samsung Electronics), Mace Security International, Inc, March Networks Corporation and Vicon Industries, Inc.

Our industrial vision product line competes primarily with AEGIS Industrial Software Corporation and Industrial Vision Source, a division of publicly-held Mace Security International, Inc., selling cameras from manufacturers such as Sony, Panasonic, Hitachi, JVC, Toshiba and JAI. In addition, we market industrial vision products under the CostarTM brand name and under private labels for certain OEMs competing in this sector with other manufacturers.

Our access control product line competes with the operating subsidiaries of several large, multinational corporations, such as, G E Security Systems, Honeywell Security Systems, Tyco Fire & Security, and United Technologies Corporation. We also compete with numerous smaller companies, such as DSX Access Systems Inc., Hirsch Electronics, Identicard Systems, and Galaxy Control Systems.

We compete on the basis of price, quality, and technical innovation when compared to our competitors.

Employees

At March 15, 2008, we employed 46 full time employees, of whom 22 are in development and technical support, 13 are in sales and marketing and 11 are in warehouse and administrative support. All of our employees are located in the United States and none are represented by a union or labor group. We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

We have incurred losses and there is no assurance that we will turn profitable in the future.

We have incurred losses in the past and may incur losses in the future. We incurred net losses of approximately $1.0 million for the fiscal year ended December 31, 2007 and approximately $0.4 million for the fiscal year ended December 31, 2006. Our inability to become profitable may force us to curtail or temporarily discontinue our product development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2007, we had an accumulated deficit of approximately $138.6 million. We may continue to generate net losses for the foreseeable future and cannot predict when we will achieve profitability, if ever.

The loss of our third-party contract manufacturers would adversely affect our ability to manufacture and sell our products.

We outsource production of our products to third-party contract manufacturers. Our manufacturers' ability to complete orders on-time while maintaining high product quality is important to our operational success. The manufacturers' failure to live up to the production standards might cause brand equity damage and legal liability exposure. The loss of any of our contract manufacturers could significantly impact our ability to produce our products for an indefinite period of time. Qualifying a new contract manufacturer and commencing production can be a lengthy and expensive process. If we are required to change our contract manufacturer, if we fail to effectively manage our contract manufacturer, or if our contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed resulting in loss of revenues and our competitive position and relationship with customers could be harmed.

If we are unable to keep pace with technological changes in our industry, our products may become obsolete or fail to achieve market acceptance.

Our products are subject to a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future success will depend in part on our ability to enhance existing products, develop and introduce new products to meet diverse and evolving customer requirements and keep pace with technological developments and emerging industry standards.

We are currently developing new products and enhancements to our existing products.  The development of new products or enhanced versions of existing products entails significant technical risks. There can be no assurance that we will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that we will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements we may introduce will achieve market acceptance. If we are not able to successfully develop and market new and enhanced products and services, our business and results of operations will be harmed.

We face intense competition in our business, and we may be unable to compete successfully against our current and future competitors.

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.  In order to compete in the market place, our products must provide superior technology at competitive prices.  Some of our competitors are substantially larger than we are, have significantly greater financial, technical and marketing resources, and have a larger installed base of customers. Some of these competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we are able to. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers.

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

•

incur significant unplanned expenses and personnel costs;

•

issue stock, or assume stock option plans that would dilute our current stockholders' percentage ownership;

•

use cash, which may result in a reduction of our liquidity;

•

incur debt;

•

assume liabilities; and

•

spend resources on unconsummated transactions.

Our failure to successfully integrate L Q Corporation’s business and operations in a timely manner may adversely affect our combined businesses’ future results.

We believe that our July 2007 merger with L Q Corporation will result in certain benefits, including certain cost synergies and operational efficiencies. However, our ability to realize these anticipated benefits depends on successfully combining our two businesses. The combined businesses may fail to realize the anticipated benefits of the merger for a variety of reasons, including the following:

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

While the actual integration has commenced and is continuing, there still may be additional and unforeseen expenses or delays. If we are not able to successfully integrate L Q Corporation’s business and operations, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

General customer uncertainty related to our July 2007 merger with L Q Corporation could harm our post-merger business.

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

We have in the past and may in the future acquire or make strategic investments in additional companies, products or technologies. Most recently, we merged with L Q Corporation. We may not realize the anticipated benefits of these or any other mergers or strategic investments, which involve numerous risks, including:

•

problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations;

•

unanticipated costs, litigation and other contingent liabilities;

•

diversion of management's attention from our core business;

•

adverse effects on existing business relationships with suppliers and customers;

•

risks associated with entering into markets in which we have limited, or no prior experience;

•

failure to successfully manage additional remote locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•

incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•

incurrence of merger-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•

potential write-down of goodwill and/or acquired intangible assets, which are subject to impairment testing on a regular basis, and could significantly impact our operating results;

•

inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•

potential loss of our key employees or the key employees of an acquired organization.

 If we are not able to successfully integrate businesses, products, technologies or personnel that we acquire, or to realize expected benefits of our mergers or strategic investments, our business and financial results may be adversely affected.

Our common stock may be considered “pennystock”, which could limit the market for our common stock and could adversely affect the ability of our stockholders to resell our common stock.

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

We and our wholly owned subsidiary, L Q Corporation, are defendants in a certain class action lawsuit entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering and secondary offering.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending the Company and its subsidiary, L Q Corporation may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

We expect to experience volatility in our stock price, which could negatively affect stockholders' investments.

The market price of our common stock has experienced significant volatility in the past and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•

macroeconomic conditions;

•

actual or anticipated fluctuations in our operating results;

•

changes in financial estimates and ratings by securities analysts;

•

announcements of financial results by us or other security companies;

•

announcements by us, our competitors, customers, or similar businesses of significant technical innovations, contracts, mergers, strategic partnerships, joint ventures or capital commitments;

•

comments made by third-party market observers that may impact investment decisions of investors;

•

additions or departures of key personnel;

•

sales of our common stock or convertible securities;

•

incurring debt; and

•

other risk factors detailed in this section.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our headquarters are located in a 8,900 square foot leased facility in Runnemede, New Jersey. This address is also the primary operating facility for our Sielox, LLC operating subsidiary.  The primary operating facilities for our Costar operating subsidiary are located in a 13,900 square foot facility in Carrollton, Texas and a 1,700 square foot facility in Anaheim, California. Each of these facilities are leased.

We believe that our facilities are adequate to meet our current and foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

We, as well as our newly acquired subsidiary L Q Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the court entered an order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the court entered an order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court ( the “Settlement” ). In August 2005, the court granted preliminary approval of the Settlement. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. The issuer defendants and the underwriter defendants have separately opposed the new motions for class certification, and those motions remain pending. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, we believe that we have meritorious defenses and intend to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and its defense may divert management's attention from the day-to-day operations of our business, which could materially adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades in the over-the-counter market on the OTC Bulletin Board under the symbol “SLXN.OB”. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the OTC Bulletin Board.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2007:
First Quarter	$ 0.34	$ 0.295
Second Quarter	$ 0.34	$ 0.26
Third Quarter	$ 0.33	$ 0.24
Fourth Quarter	$ 0.35	$ 0.29

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2006:
First Quarter	$ 0.40	$ 0.35
Second Quarter	$ 0.42	$ 0.35
Third Quarter	$ 0.37	$ 0.30
Fourth Quarter	$ 0.37	$ 0.28

The closing price per share of our common stock at March 28, 2008 was $0.25. Also as of that date, there were approximately 168 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders without undue expense.

We do not currently intend to pay or declare any dividends on our common stock and anticipate that future earnings will be retained to finance the growth and development of our business.  Historically, we have not paid or declared any cash dividends on shares of our common stock other than a $1.30 per share cash distribution that was declared in October 2003 and paid in November 2003 to stockholders of record on October 20, 2003. The total amount of the distribution was approximately $35 million. Any future determinations as to the payment of dividends on our common stock will depend upon our capital requirements, earnings, liquidity and such other factors as our Board of Directors may consider.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the SEC on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that, as of December 31, 2007, approximately $86.8 has been used, including approximately $37.6 million for working capital purposes, approximately $5.3 million for the purchase of equipment, $5.4 million to repurchase 6.7 million shares of our common stock, $35.0 million for the cash distribution paid in November 2003 and $3.5 million for the September 2003 Series B repurchase and liquidation preference.  At December 31, 2007, substantially all of the remaining net proceeds (approximately $2.3 million) were held in investments and in interest-bearing accounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the description of our business and our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and the notes to those statements included elsewhere in this Annual Report. We are on a calendar year end, and except where otherwise indicated below, "2007" refers to the year ended December 31, 2007, "2006" refers to the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “plan,” “estimate,” “project,” “should,” “will be” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in “Risk Factors” and elsewhere in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

OVERVIEW AND BUSINESS SUMMARY

We develop, design and distribute a range of security solution products such as surveillance cameras, lenses, digital video recorders, high speed domes and access control systems.  We also develop, design and distribute industrial vision products to observe repetitive production and assembly lines, thereby increasing efficiency by detecting faults in the production process.

From our organization in 1997 through September 3, 2003, we operated under the name of Fairmarket, Inc. as an online auction and promotions technology service provider that enabled marketers to create results-oriented rewards programs and helped commerce companies automate the process of selling their excess inventory online to wholesale and retail buyers. On September 4, 2003, we sold substantially all of our operating assets to eBay, Inc. for consideration of $4.5 million in cash, and promptly changed our name to Dynabazaar, Inc.

From January 2003 until June 20, 2006, we had no operations and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

On July 20, 2006, we purchased substantially all of the assets of each of Southern Imaging, Inc., which designed, sourced and distributed video and imaging products for the security and industrial markets, and Video Solutions Technology Center, Inc., which provided product design and development, technical support and repair services support for Southern Imaging.

Effective July 31, 2007, our wholly-owned subsidiary, L Q Merger Corp., merged with L Q Corporation, Inc., which develops, designs, and distributes a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International Inc. subsidiary. As a result of the merger, L Q Corporation became our wholly-owned subsidiary. Immediately following the merger, we changed our name to Sielox, Inc.

Effective November 30, 2007, we shut down the operations of SES Resources and sold our equity interest in that company, together with its net fixed assets, to its minority shareholder for $10,000. In connection with this sale, we recorded certain liabilities for salary and benefits in accordance with the employment contract with Bradley Schnur, President of SES, in the amount of $28,000.  The operations of SES Resources did not have a material impact on our operations or revenues for the year ended December 31, 2007.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Revenue

Total revenue was approximately $21.3 million in 2007, compared to $7.6 million in 2006. The increase in revenues of $13.7 million, or 280%, is due primarily to the recognition of a full twelve months of activity for the Costar subsidiary, compared to only six months in 2006, the year that Costar was acquired. Costar’s revenue in 2007 was approximately $18.5 million. In addition, following the merger with L Q Corporation, we recognized five months of revenue activity for the Sielox operating subsidiary, in the amount of approximately $2.8 million.

Cost of Revenue

Cost of revenue was approximately $16.0 million in 2007, compared to $6.0 million in 2006. The increase in cost of revenues of $10.0 million, or 167%, is due primarily to the recognition of a full twelve months of activity for the Costar subsidiary, compared to only six months in 2006, the year that Costar was acquired. Costars cost of revenue  in 2007 was approximately $14.5 million. In addition, we recognized five months of cost of revenue activity for the Sielox operating subsidiary, in the amount of $1.6 million.

Gross Profit

Gross profit was approximately $5.2 million, or 24.4% of total revenue, in 2007 and $1.6 million, or 21.5%, of total revenue in 2006. The increase in 2007 is primarily due to the increased revenues and cost of revenue resulting from our business combination with L Q Corporation. Gross profit consists of revenues less the cost of revenues which includes material, labor, overhead costs including inspection, packaging, shipping and distribution.

General and Administrative

General and administrative expenses were approximately $6.3 million in 2007, compared to approximately $2.3 million in 2006. The  increase of $4.0 million, or 260%, is primarily due to the booking of a full twelve months of expenses for our Costar subsidiary compared to only six months in 2006, the year in which Costar was acquired by us. In addition, 2007 includes five months of expenses for our Sielox subsidiary purchased as part of our L Q Corporation acquisition in 2007.

Interest Income, Net

Interest income was approximately $138,000 in 2007, compared to approximately $279,000 in 2006. The decrease in interest income of $141,000, or 50%, from 2006 to 2007 is primarily due to lower average cash balances as a result of the payment of non-recurring merger expenses of approximately $519,000 and a payment of approximately $542,000 to the former owners of Southern Imaging in accordance with the Asset Purchase Agreement pursuant to which we acquired Southern Imaging.

Net Loss

For the year ended December 31, 2007, we had a net loss of approximately $1.0 million, compared to a net loss of approximately $0.4 million for the year ended December 31, 2006. The increase in our net loss of $0.6 million, or 250%, is due to the reasons expressed above. As a percentage of total revenue, net loss was 5% for the year ended December 31, 2007 compared to 5% for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering in March 2000, we financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million as of December 31, 1999. In March 2000, we sold 5,750,000 shares of common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. At December 31, 2007, cash and short-term investments relating to remaining net proceeds from our IPO totaled $2.3 million.

We maintain a line of credit with the Bank of Texas. The line has a limit of $4.0 million and interest is charged on the outstanding balance at a variable rate (7.25% at December 31, 2007). The line is secured by our accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest. As of December 31, 2007 and 2006, approximately $1.76 million and $729,000 were outstanding under the line of credit, respectively.

Net cash used in operating activities of approximately $2.1 million in 2007 primarily reflects the increase in operating assets that resulted from the merger with L Q Corporation. An increase in accounts receivable and inventories was offset by a decrease in accounts payable.  Net cash used in operating activities of approximately $1.5 million in 2006 primarily reflects an increase in operating assets offset by an increase in accounts payable and accrued expenses, due to the purchase of the assets of Southern Imaging and Video Solutions. The merger resulted in increases in accounts receivable and inventory.

Net cash provided by investing activities of approximately $1.4 million in 2007 primarily reflects the cash acquired in the merger of approximately $1.4 million, offset by merger related costs of approximately $0.1 million, the first payment of the earnout provision relating to the acquisition of Southern Imaging of $542,000 and additions to property and equipment of approximately $0.2 million. Net cash used in investing activities of approximately $5.4 million in 2006 primarily reflects the acquisition of the net assets of Southern Imaging and Video Solutions.

Net cash provided by financing activities of approximately $1.0 million in 2007 primarily reflects the increase in the use of our line of credit with the Bank of Texas. Net cash used in financing activities in 2006 of approximately $1.1 million is primarily due to the paydown of the line of credit acquired in the purchase of the net assets of Southern Imaging and Video Solutions of approximately $1.9 million, offset by financing activities of approximately $729,000.

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

We expect to fund our operating expenses for 2008 from available cash. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our current cash, and cash equivalents will be sufficient to meet our working capital and operating expenditure requirements for the next twelve months. Acquisitions and/or operation of any future business strategy may require us to obtain additional financing and/or capital. We believe our cash needs will primarily relate to costs associated with operating as a public company, such as legal and accounting costs, plus the costs associated with developing synergies between our two operating subsidiaries, Costar and Sielox. Furthermore, a general economic slowdown may impact our ability to improve our liquidity through increased sales. These factors may have a negative impact on our liquidity and may require the increased use of our line of credit or other financings. If additional financing is required, we may not be able to raise it on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical:

•

Revenue recognition.

•

Allowance for doubtful accounts.

•

Accounting for contingencies.

•

Accounting for income taxes.

•

Business combinations.

•

Impairment of long-lived assets.

•

Goodwill and intangible assets.

Revenue Recognition

The financial statements are presented on the accrual basis of accounting. Sales revenues are recognized upon the shipment of merchandise to customers. Allowances for sales returns are recorded as a component of net sales in the period the allowance is recognized. We ship and invoice our sales in accordance with signed purchase orders. In conformity with the guidelines provided in SEC Staff Accounting Bulletin (SAB) Topic 13, we only recognize revenue when it is realized and earned. We consider our revenues to have been earned when goods are shipped in accordance with signed purchase orders.

Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable values. We maintain an allowance for estimated losses resulting from the failure of customers to make the required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for the losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred.

Accounting for Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standards (“SFAS”) No. 5,  “Accounting for Contingencies”, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

Accounting for Income Taxes

We comply with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Business Combinations

In accordance with the provisions of SFAS No. 141, “Business Combinations”, the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired and their expected lives involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Long-lived Assets

Pursuant to SFAS No. 144,  “Accounting for the Impairment or Disposal of Long-lived Assets”, we review property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amounts of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

Intangible Assets

Pursuant to SFAS No. 142 ”Goodwill and Other Intangible Assets,” intangible assets with indefinite lives are not amortized, but instead tested for impairment. Intangible assets are reviewed for impairment at least annually or whenever events or changes in business combinations indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if the fair value of the intangible is less than its carrying value.

Intangible assets with finite useful lives are amortized over their estimated useful lives. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. A loss is recognized in the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

Goodwill

Pursuant to SFAS 142 “Goodwill and other Intangible Assets,” goodwill is not   amortized but is instead tested for impairment. We test goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of fair value of our company with its carrying value. If the carrying amount exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and corresponding notes are included in this Annual Report beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13d-15(e) or Rule 15d 15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. As a result of that evaluation it was concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial dislcosure, nor does the management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. The period being evaluated included certain non-recurring merger related events that disproportionately absorbed our current financial and administrative resources.

We are responsible for establishing and maintaining adequate control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Offier and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2007.

Management based its assessment on criteria eastablished in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on its evaluation, the Company identfied a material weakness concluding that the Company lacked appropriate resources in the accounting and finance department, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.

Effective immediately, the Company has retained a third party accounting and financial consulting firm to assist with the complex issues and as soon as our finances allow, we will add resources to our corporate accounting function to assist in evaluating complex and judgmental technical accounting issues.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may detoriate. Accordingly, even an effective system of internal control will provide only reasonable assurance that the objectives of the internal control system are met.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information required by this Item 13 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below. Exhibits indicated with (+) constitute all of the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

EXHIBIT NO.	TITLE

2.1	Asset Purchase Agreement dated as of June 20, 2006 by and among Costar Video Systems, Video Solutions Technology Center, Southern Imaging, VSTC, and the shareholders of Southern Imaging(1)
2.2	Amended and Restated Agreement and Plan of Merger, dated as of February 26, 2007, by and among Dynabazaar, Inc., L Q Corporation, Inc., and LQ Merger Corp. (the “Merger Agreement”)(2)
2.3	Letter Agreement dated February 26, 2007 between Barington Capital Group, L.P. and the Special Committee of the Board of Directors of Dynabazaar, Inc.(2)
2.4	Amendment to the Merger Agreement(3)
3.1	Form of Fifth Amended and Restated Certificate of Incorporation of the Company(4)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company(5)
3.3	Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001(6)
4.1	Form of Specimen Certificate for the Company’s Common Stock
10.1	Form of Indemnity Agreement entered into by Fairmarket, Inc. with each of its directors(1)
10.2	2000 Stock Option and Incentive Plan(4)+
10.3	Services Agreement dated as of December 17, 2004 between Dynabazaar, Inc. and Barington Capital Group, L.P.(7)
10.4	Amendment to Services Agreement dated as of March 23, 2006 between Dynabazaar, Inc. and Barington Capital Group, L.P.(8)
10.5	Amendment to Administrative Services Agreement dated as of March 30, 2007 between Dynabazaar, Inc. and Barington Capital Group, L.P.(9)
10.6	Amendment to Services Agreement dated as of December 31, 2007 between Sielox, Inc. and Barington Capital Group, L.P.(10)
10.7	Amendment to Administrative Services Agreement dated as of May 18, 2007 between Dynabazaar, Inc. and Barington Capital Group, L.P.
10.8	Employment Agreement between Costar Video Systems, LLC and James Pritchett dated June 20, 2006(11)

10.9	Agreement dated December 28, 2005 between L Q Corporation and Carolyn Evans +
10.10	Lease Agreement, dated as of January 27, 2006, by and between D&P 170 Ninth Avenue Associates, L.P. and LQ Corporation, Inc.
10.11

Commercial Industrial Lease Agreement, dated as of June 30, 2005 by and between CSHV Texas Industrial, LP and Southern Imaging, Inc., as amended by First Amendment to Lease, dated as of February 1, 2006.

10.12	2007 Reseller Agreement, effective as of April 1, 2007, by and between Sony Electronics Inc. and Southern Imaging, Inc.
10.13	Distributor Agreement, effective as of April 16, 2004, by and between the Imaging Systems Division of Toshiba America Information Systems, Inc. and Southern Imaging.
21.1	Subsidiaries
23.1	Consent of Rothstein, Kass & Company, P.C.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

(1)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Current Report on Form 8-K dated June 20, 2006 filed with the SEC on June 26, 2006.

(2)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Current Report on Form 8-K dated February 26, 2007 filed with the SEC on February 27, 2007.

(3)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Current Report on Form 8-K dated June 19, 2007 filed with the SEC on June 20, 2007.

(4)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Registration Statement on Form S-1 (No. 333-92677), as amended, filed with the SEC.

(5)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Current Report on Form 8-K dated July 31, 2007 filed with the SEC on August 2, 2007.

(6)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 29, 2002.

(7)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005.

(8)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 6, 2006 filed with the SEC on May 15, 2006.

(9)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 4, 2007.

 (10)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Current Report on Form 8-K dated December 31, 2007 filed with the SEC on January 7, 2008.

 (11)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 17, 2007.

(c)

Financial Statement Schedules

Please see page F-30 of the Company's financial statements included in this Annual Report on Form 10-K, which is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

SIELOX, INC.

By:

/s/ Sebastian Cassetta

Sebastian Cassetta

President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Sebastian Cassetta Sebastian Cassetta	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ Melvyn Brunt Melvyn Brunt	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Rory J. Cowan Rory J. Cowan	Director and Chairman of the Board	March 31, 2008

/s/ Steven Berns Steven Berns /s/ Dianne McKeever Dianne McKeever /s/ Edward Rollins Edward Rollins	Director Director Director	March 31, 2008 March 31, 2008 March 31, 2008

SIELOX, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2007 and 2006	F-5-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-7-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sielox, Inc.

We have audited the accompanying consolidated balance sheets of Sielox, Inc. (formerly known as Dynabazaar, Inc.) and Subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated financial schedules listed under Item 15. In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 28, 2008

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,422	$1,097
Short-term investments	889	1,841
Accounts receivable, net of allowance for doubtful accounts of $25 and $10 in 2007 and 2006, respectively	3,920	2,053
Inventories, net of reserve for obsolescence of $194 and $100 in 2007 and 2006, respectively	7,005	3,738
Prepaid expenses	484	496

Total current assets	13,720	9,225
Fixed assets, net	354	92
Goodwill	1,229
Trade name - Costar	1,587	1,587
Trade mark – Sielox, LLC	300
Distribution agreement, net	1,358	1,468
Customer relationships, net	1,198	1,465
Proprietary technology, net	474

Long-term prepaid expenses	347	694

Other assets	67	4
Total assets	$20,634	$14,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,664	$1,436
Accrued expenses and other	527	185
Contingent purchase price, current portion	700
Line of credit	1,761	729

Total current liabilities	6,652	2,350

Long term liability, contingent purchase price	983	2,225
Total liabilities	7,635	4,575

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000
shares authorized, and 42,016,924 and 29,726,385 shares
Issued at December 31, 2007 and 2006, respectively	42	30
Additional paid-in capital	155,774	151,757
Accumulated other comprehensive income	260	260

Accumulated deficit	(138,607)	(137,617)
	17,469	14,430
Less: Common stock held in treasury, at cost;
6,116,241 shares at December 31, 2007 and
2006, respectively	(4,470)	(4,470)

Total stockholders’ equity	12,999	9,960

Total liabilities and stockholders’ equity	$20,634	$14,535

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. ( formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006

Net revenues	$21,259	$7,613
Cost of revenue	16,017	5,978
Gross profit	5,242	1,635

Selling, general and administrative expenses	6,276	2,300
Loss from operations	(1,034)	(665)

Other income (expense):
Interest income	138	279
Interest expense	(94)
Total other income (expense), net	44	279
Net income (loss)	$(990)	$(386)

Net income (loss) per common share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

Weighted average number of common
shares outstanding:
Basic	28,740	23,593
Diluted	28,740	23,593

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount

Balance at January 1, 2006	29,526	$30	$151,667	6,116	$(4,470)

Net loss
Stock based compensation			16

Issuance of common stock upon exercise of employee stock options	200		74

Balance at December 31, 2006	29,726	30	151,757	6,116	(4,470)

Net loss
Issuance of common stock in connection with merger	12,291	12	3,676

Stock based compensation in connection with merger			341

Balance at December 31, 2007	42,017	$42	$155,774	6,116	$(4,470)

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(In thousands )

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2006	$260	$(137,231)		$10,256

Net loss		(386)	(386)	(386)
Stock based compensation				16

Issuance of common stock upon exercise of employee stock options				74

Balance at December 31, 2006	260	(137,617)	(386)	9,960

Net loss		(990)	(990)	(990)
Issuance of common stock in connection with merger				3,688

Stock based compensation in connection with merger				341

Balance at December 31, 2007	$260	$(138,607)	(990)	$12,999

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income (loss):	$ (990)	$ (386)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation amortization	567	164
Provision for bad debt	15	10
Stock based compensation		16

Changes in operating assets and liabilities:
Accounts receivable	(724)	(188)
Inventories	(2,468)	(1,115)
Prepaid expenses and other current assets	28	(50)
Long-term prepaid expenses	347	302
Other assets	(19)
Accounts payable	1,092	(198)
Accrued expenses	15	(21)

Net cash used in operating activities	(2,137)	(1,466)

Cash flows from investing activities:
Sales (purchases) of Short term investments, net	952	(1,841)
Direct costs of merger	(140)
Cash acquired through merger activity	1,368
Payment of earn out provision	(542)
Additions to property and equipment	(217)	(27)
Acquisition of Southern Imaging and Video Solution, net of cash acquired of $240		(3,560)

Net cash provided by (used in) investing activities	1,421	(5,428)

Cash flows from financing activities:
Proceeds from (payments for) line of credit, net	1,032	(1,134)
Refunded security deposit	9

Net cash provided by (used in) financing activities	1,041	(1,134)

Net increase (decrease) in cash and cash equivalents	325	(8,028)
Cash and cash equivalents, beginning of year	1,097	9,125

Cash and cash equivalents, end of year	$ 1,422	$ 1,097

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (continued)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING

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

The Company purchased substantially all of the assets of Southern Imaging, Inc. and Video Solutions Technology Center, Inc. pursuant to the transactions contemplated by the asset purchase agreement dated as of June 20, 2006 for the initial consideration of $3,874.  In conjunction with the acquisition, common stock was issued and liabilities were assumed as follows:

Fair value of identifiable intangibles	$4,653
Fair value of other assets acquired	4,942
9,595
Cash paid	(3,800)
Common stock issued	(74)
Liabilities assumed	$5,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest in 2007 and 2006 was $94 and $13, respectively.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE COMPANY

OVERVIEW

Sielox, Inc., formerly known as Dynabazaar, Inc. (the “Company”), was incorporated in the State of Delaware in February 1997 under the name “Fairmarket, Inc.” The Company develops, designs and distributes a range of security solution products such as surveillance cameras, lenses, digital video recorders, high speed domes and access control systems. The Company also develops, designs and distributes industrial vision products to observe repetitive production and assembly lines, thereby increasing efficiency by detecting faults in the production process.

The Company operates through two wholly-owned subsidiaries: Costar Video Systems, LLC and Sielox, LLC.  The Costar subsidiary runs the Company’s operations relating to its security surveillance and industrial vision products and the Sielox subsidiary runs the Company’s operations relating to its access control systems.

On June 20, 2006, we purchased substantially all of the assets of each of Southern Imaging, Inc., which designed, sourced and distributed video and imaging products for the security and industrial markets, and Video Solutions Technology Center, Inc., which provided product design and development, technical support and repair services support for Southern Imaging.

Effective July 31, 2007, the Company’s wholly-owned subsidiary, L Q Merger Corp. merged with and into L Q  Corporation, with L Q Corporation continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”). L Q Corporation, develops, designs and distributes a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International Inc. subsidiary. At that time we changed our name from Dynabazaar, Inc. to Sielox, Inc.

By virtue of the Merger, L Q Corporation stockholders received 3.68 shares of the Company’s common stock, par value $0.001 per share, for each share of L Q Corporation common stock they owned as of the effective time of the Merger, for a total of 11,829,001 shares.  Cash was paid in lieu of common stock to purchase 20.44 fractional shares of the Company’s common stock. Additionally, each outstanding option to purchase L Q Corporation common stock was assumed by the Company and now represents an option to acquire shares of the Company’s common stock, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement relating to the Merger.

Effective upon the closing of the Merger and in accordance with the terms of the Merger Agreement, as of July 31, 2007, Raymond L. Steele and Mr. James Mitarotonda each resigned from the Company’s board of directors and the following three members of the board of directors of L Q Corporation were appointed to the Company’s board of directors:  Sebastian E. Cassetta, Dianne K. McKeever and Steven Berns.

Sebastian E. Cassetta, who served as the Company’s President, CEO and a member of the Company’s board of directors, is a Senior Managing Director and the Chief Operating Officer of Barington.  He also serves as the Chief Executive Officer of Costar.  Dianne K. McKeever, a research analyst at Barington Capital Group L.P. ("Barington"), serves as one of the Company’s directors.  Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively beneficially own greater than 10% of the Company’s outstanding common stock.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE COMPANY (continued)

As of September 30, 2007, management has decided to shut down the operations of SES, with an effective date of November 30, 2007. The Company agreed to sell its equity interest, together with the net fixed assets, to the minority shareholder. The Company recorded certain liabilities for salary and benefits in accordance with the employment contract with Bradley Schnur, President of SES, in the amount of $28. The operations of SES Resources, did not have a material impact on the Consolidated Statements of Operations for the year ended December 31, 2007.

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

Notwithstanding the termination of the administrative services provided by Barington following the closing of the Merger, the Services Agreement continued to run until December 31, 2007, thereby permitting the Company to continue to have access to legal and financial advisory services from Barington on an “as requested” basis. There was no requirement under the Services Agreement, however, for the Company to utilize such services of Barington.

On December 31, 2007, the Board of Directors (the “Board”) of the Company, by unanimous written consent of the Board, including each independent director, approved an amendment (the “Amendment”) to the Services Agreement. The Amendment extends the term of the Services Agreement through December 31, 2008.

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

On September 24, 2007, the Company issued $150,000 of the Company’s common stock, par value $0.001, to Barington at a price of $0.325 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on such date, or an aggregate of 461,538 shares of common stock in consideration of services rendered by Barington to the Company and L Q Corporation in connection with the Merger.

The Company has continued to incur losses and negative cash flows from operations. For the year ended December 31, 2007, the Company incurred a net loss of approximately $990,000 and negative cash flows from operations of approximately $2.1 million. As of December 31, 2007, the Company had stockholders equity of approximately $13 million. Although the Company feels its existing cash and short-term investments are sufficient to fund the Company's current operations and satisfy obligations, the Company has experienced some liquidity problems relative to its short-term investments (see note 2). The Company's existing and future obligations include expenses associated with developing synergies between the Company's operating subsidiaries and the continued efforts in marketing and growing its customer base and product offerings. A general economic slowdown may impact the Company's ability to improve its liquidity through increased sales. These factors may have a negative impact on the Company's liquidity and may require the increased use of the Company's available line of credit or other financings, if available, to meet its obligations.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sielox, Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the presentation of current year information.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $100,000. At December 31, 2007, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

The following schedule summarizes the estimated fair value of the Company’s cash and cash equivalents
($ in thousands):

	December 31,
	2007	2006

Cash	$74	$ 72
Money market funds	1,348	1,025
	$1,422	$1,097

SHORT TERM INVESTMENTS ($ in thousands)

All short-term investments, which are carried at fair market value, primarily represent auction rate debt securities. These securities have been classified as “available-for-sale”. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $889 and $1,841 at December 31, 2007 and 2006, respectively. Fair value approximates carrying value for short term investments. There were no realized or unrealized losses incurred on these securities for the years ended December 31, 2007 and 2006, respectively. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

Auction rate securities are long-term debt instruments with interest rates reset through the periodic short-term auctions. If there are insufficient buyers when such periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through the auction.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECLASSIFICATIONS

Certain 2006 amounts have been reclassified in order to conform to 2007 presentation.

CONCENTRATION OF CUSTOMERS

The Company’s security surveillance product line customers include traditional “large box” national retailers and distributors. The Company’s industrial vision product line customers include manufacturers that assemble products using automated production lines; they use the Company’s video systems to monitor activity on the production line. In 2007, the Company’s two largest customers accounted for approximately $719,000 or 3.3% of the Company’s total revenue, respectively.  As of December 31, 2007, those same two customers owed approximately 17.3% and 8.0% of the Company’s outstanding accounts receivable balance, respectively.  The Company does not experience any material seasonality with respect to its sales.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In 2006, the two largest customers accounted for approximately 26% and 26% of the Company’s total revenue, respectively.  As of December 31, 2006, those same two customers owed approximately $494,000 or 24.1% of our outstanding accounts receivable balance, collectively.

CONCENTRATION OF SUPPLIERS

In 2007, the Company made purchases of approximately 28.8% and 10.2% of total purchases from two major suppliers, respectively. As of December 31, 2007, amounts owed to these suppliers were approximately 43.1% and 2.6%, of the total accounts payable balance, respectively.  For the year ended December 31, 2006, the Company purchased in the aggregate approximately 45% of its products from these same two major suppliers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses payable are carried at cost. The Company’s financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

ACCOUNTS RECEIVABLE, NET

Accounts receivable are recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the failure of customers to make required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred.

INVENTORIES ($ in thousands)

Inventories are stated at the lower of average cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value.  As of December 31, 2007, the Company had $199 in raw materials and $6,806 in finished goods.  This compares to $3,738 in finished goods as of December 31, 2006.

PREPAIDS

The Company paid for a six year “tail” on a directors and officers insurance policy relating to the activities of the Company and its management for the period prior to 2004. The policy expires in 2009.  Amounts included in long-term prepaid expenses consist solely of this insurance as of December 31, 2007 and 2006.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OF LONG LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards   No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There  were no impairments and no impairment loss was recorded during the fiscal years ended December 31, 2007 or 2006.

GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS 142, “Goodwill and Other Intangible Assets”, effective December 31, 2001, intangible assets with indefinite lives are not amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if the fair value of the asset is less than its carrying value.

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company reviews for possible impairment whenever circumstances indicate the carrying value of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There were no impairments and no impairment loss was recorded during the fiscal years ended December 31, 2007 or 2006.

SHIPPING AND HANDLING COSTS

Shipping and handling charges to customers are included in revenues, and shipping and handling costs are included in cost of revenues.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.

REVENUE RECOGNITION

The Company ships and invoices its sales in accordance with signed purchase orders. In conformity with the guidelines provided in SAB Topic 13, the Company only recognizes revenue when it is realized and earned. The Company considers its revenues to have been earned when goods are shipped in accordance with signed purchase orders.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research, development and engineering of software and hardware products, included in selling, general and administrative expenses in the consolidated statements of operations, are expensed as incurred.

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

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109.” FIN 48 prescribes a measurement process for recording in financial statements, uncertain tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. At December 31, 2007, we had no material uncertain tax positions.

STOCK-BASED COMPENSATION ($ in thousands)

On January 1, 2006, the Company adopted SFAS No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”).  Among other items, SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

The fair value of stock options is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006.

During the years ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of $0 and $19, respectively, in its consolidated financial statements.  The amount includes compensation expense for fully vested stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As part of the merger consideration given to holders of L Q Corporation stock options, as well as merger related awards to pre-existing affiliates of the Company, 2,676,504 options of Sielox, Inc. were issued.  Management has determined in accordance with the provisions of SFAS No. 123(R), that these options have a fair value of approximately $341, which has been included in the cost of the Merger.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model as prescribed by SFAS No. 123 using the following assumptions:

	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	20%	55%
Risk-free interest rate	4.00%	4.34%
Expected life in years.	10 years	10 years

	2007	2006
Weighted-average fair value of options
granted during the period	$0.13	$0.45

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. The Company complies with provisions of SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of SFAS 159, effective for fiscal 2008, is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.  Early adoption of SFAS 141(R) is not permitted.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. At December 31, 2007 and 2006 the additional shares of common stock outstanding have been excluded from the calculation of diluted net loss per common share because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except, per share amounts):

	Year ended December 31,
	2007	2006
Numerator:
Net loss	$(990)	$(386)

Denominator:
Weighted-average shares	28,740	23,593

Denominator used for basic and diluted calculation	28,740	23,593
Net income (loss) per share:
Basic and diluted	$(0.03)	$(0.02)

At December 31, 2007 and 2006, options to purchase 3,440,848 and 1,413,000 shares of common stock were not included in the diluted net loss per share calculation above because to do so would be anti-dilutive.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006
Professional fees	$310	$30
Accrued bonuses	132
Other	85	155

Total accrued expenses	$527	$185

NOTE 5. FIXED ASSETS

Fixed assets are recorded at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over estimated useful lives of 3-7 years.

 Fixed assets at December 31, 2007 and 2006 were as follows:

	2007	2006
Office furniture and equipment	$386	$130
Demonstration and technical equipment Leasehold improvements	165 84	28
	635	158
Less accumulated depreciation	(281)	(66)
Total	$354	$ 92

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6. INTANGIBLE ASSETS ($ in thousands)

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The following is a summary of non-goodwill intangibles at December 31, 2007 and 2006:

	December 31,		December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets

Customer relationships	$1,598	$400	$1,598	$133
Distribution agreement	1,468	110	1,468
Proprietary technology	500	26

	$3,566	$ 536	$3,066	$ 133

Unamortized intangible assets

Trade name Costar	$1,587		1,587
Trade name Sielox, LLC	300

	$5,453		$4,653

The weighted average amortization period is 12 years.  The estimated useful life for customer relationships, proprietary technology and distribution agreements are 6, 8 and 20 years, respectively.

Amortization expense was $403 and $133 in 2007 and 2006, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2012 is:

December 31,

2008	$402
2009	402
2010	402
2011	402
2012	269

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7. LONG TERM LIABILITIES

Long term liability, of $983 and $2,225 for 2007 and 2006, respectively, refers to a potential additional purchase price to be paid to the former owners of Southern Imaging, in accordance with the Asset Purchase Agreement.  During the second quarter of 2007, we made a payment of $542, representing the first of four possible annual deferred payments. The Company anticipates making a payment during the second quarter of 2008 for an amount estimated to be approximately $700.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8. MERGER

As discussed previously, the Merger was consummated on July 31, 2007, so that both entities can take advantage of synergies which can be developed within the security industry, as well as expected cost savings which would be the result of operating as one Company. The aggregate consideration given by the Company in order to consummate the Merger, including merger expenses of $140, was $4,169. As part of the merger consideration, the Company issued 11,829,001 shares to the former stockholders of L Q Corporation, 461,538 shares to Barington Capital as consideration for merger fees, and 2,676,504 stock options to preexisting affiliates of the Company and former L Q Corporation stock option holders.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company as of the date of the Merger.

JULY 31, 2007 ($ IN THOUSANDS)
Cash	$1,368
Accounts Receivable	1,158
Inventories	799
Other current assets	16
Property and Equipment	209
Deposits	53
Goodwill	1,229
Trade name - Sielox, LLC	300
Proprietary technology	500
Total assets	5,632
Accounts Payable	(1,136)
Other Current liabilities	(327)
Total liabilities	1,463
Net assets received in transaction	$4,169

The Company utilized an independent appraiser to appraise tangible and intangible assets received as a result of the Merger. The above table represents the Company’s assessment, as supported by the asset appraisal, of the fair value of assets obtained and liabilities assumed relative to the merger transaction.  The excess of the consideration given over the fair value of the net assets obtained is reflected as goodwill.

NOTE 9. ACQUISITION

On June 20, 2006, the Company's Costar Video and VSTC subsidiaries completed the acquisition of substantially all of the assets of Southern Imaging and Video Solutions pursuant to the transactions contemplated by the asset purchase agreement dated as of June 20, 2006 (the "Asset Purchase Agreement"). However, the acquisition is being accounted for as if it was effectively completed on June 30, 2006. The Company at that time was a public shell which had no operations. Costar was acquired in order for the Company to have an operating business. Results of operations of Southern Imaging and Video Solutions are included in the consolidated financial statements since June 30, 2006.

Costar, the Company's subsidiary which acquired Southern Imaging's assets, designs, sources and distributes video and imaging products for the security and industrial markets. VSTC, a subsidiary of Costar which acquired the assets of

Video Solutions, provides product design and development, technical support and repair services for Costar.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9. ACQUISITION (continued)

The consideration for the acquisition of Costar Video and VSTC was up to an estimated $9.6 million (including contingent consideration), consisting of $73,600 through the issuance of 200,000 shares of the Company's common stock (valued at $0.368 per share which was the arithmetic average for the previous 10 trading days close prior to June 20, 2006) a cash payment of approximately $3.8 million (including a finders fee payment of approximately $154,000, payment of $108,000 to Barington and the payoff of shareholder loans of approximately $612,000) less the value of the 200,000 shares of the Company’s common stock, the assumption of certain liabilities of approximately $3.5 million, and deferred consideration of up to $4 million in cash, contingent upon Costar and VSTC achieving certain levels of sales and EBITDA after the closing, through 2009 of which $2,225 was recorded as a long-term liability. On September 29, 2006, the 200,000 shares of the Company’s common stock were issued.

The Company has incorporated contingent consideration into the structure of the acquisition in June 2006. This arrangement generally results in the payment of additional consideration to the sellers upon the satisfaction of certain events. At December 31, 2007 $542 of contingent consideration has been paid to the sellers.

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

Allocation of Purchase Price

Allocated to:

Distribution agreement	$1,468
Trade name	1,587
Customer relationships	1,598
Cash	240
Prepaids	105
Deposits	4
Accounts receivables, net	1,875
Inventory	2,623
Property and equipment, net	95
Total	9,596
Liabilities Assumed:
Accounts payable and other	(1,634)
Revolver facilities	(1,863)
Issuance of common stock	(74)
Long term liability	(2,225)
Net purchase price	$ 3,800

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9. ACQUISITION (continued)

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

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 PROFORMA INCOME STATEMENTS (unaudited)

Pro Forma Statements of Operations

The following unaudited pro forma information presents results of operations of the Company as if the Acquisition (see note 8) and Merger (see note 9) transactions had occurred as of January 1, 2006. Although prepared on a basis consistent with the Company’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results.

	Year ended December 31,
	2007	2006
Net sales	$25,057	$21,114
Cost of goods sold	18,091	15,105
Gross profit	6,966	6,009

General and administrative expenses	6,736	6,660
Technical and engineering expenses	1,999	1,296
Total expenses	8,735	7,956

Net loss from operations	(1,769)	(1,947)

Interest income	175	388
Other income (expenses), net	(91)	(103)
Proforma adjustment in interest income (a)	-	(72)
Proforma adjustment, amortization of intangible assets(b)	(39)	(379)
Proforma adjustment for general and administrative expense(c)	395	681
Extraordinary gain (d)		407
Net Loss	$(1,329)	$(1,025)
Net loss per share - as reported	(0.03)	(0.02)
Net loss per share - proforma	(0.05)	(0.04)
Weighted - average shares	28,740	23,593

(a) Interest income has been reduced based on cash balances that would have existed had the acquisition occurred at the beginning of the period.

(b) Amortization represents annual charges to amortization expense for the intangible assets acquired which are subject to amortization.

(c) Estimated decrease in general and administrative expenses as a result of synergies obtained through the Merger.

(d)  Extraordinary gain is the result of net assets of L Q Corporation which exceeded the consideration given and costs incurred as a result of the Merger, had the transaction occurred as of January 1, 2006.

NOTE 11. CREDIT LINES ($ in thousands)

The Company's subsidiary, Costar, LLC, maintains a line of credit with the Bank of Texas. The line has a limit of $4,000 and interest is charged on the outstanding balance at the prime rate, 7.25% at December 31, 2007. The line is secured by Costar, LLC's accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest. As of December 31, 2007 and 2006, approximately $1,761 and $729 were outstanding under the line of credit, respectively.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12. STOCKHOLDERS’ EQUITY

At December 31, 2007 and 2006, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 per share and (ii) 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company’s Board of Directors has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

NOTE 13. STOCK OPTION PLANS

2000 STOCK OPTION AND INCENTIVE PLAN

The Company’s 2000 Stock Option and Incentive Plan (the “2000 Incentive Plan”) provides for awards in the form of incentive stock options, non-qualified stock options,  restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2007, there were 3,357,814 shares available for issuance under the 2000 Incentive Plan.

The Board of Directors of the Company determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests. For holders of 10% or more of the Company’s outstanding common stock, incentive stock options may not be granted at less than 110% of the fair market value of the common stock at the date of grant.

2000 EMPLOYEE STOCK OPTION AND INCENTIVE PLAN

In October 2000, the Company’s Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the “2000 Employee Plan”), which originally provided for the issuance of up to 1,500,000 shares of common stock, under non-qualified stock options to employees and key persons of the Company other than any member of the Company’s Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934. In January 2001, in connection with the one-time employee option exchange incentive program described below, the Board of Directors amended the 2000 Employee Plan to increase the number of shares of common stock available for issuance under the 2000 Employee Plan to 2,654,750. At December 31, 2007, there were 2,250,374 shares available for issuance under the 2000 Employee Plan. The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Vested and exercisable
Range of Exercise Price Per Share	Number Outstanding	Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share

$0.31-$0.55	3,440,848	7.18	$0.38	3,100,848	$0.39

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13. STOCK OPTION PLANS (continued)

Stock option activity for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at beginning of period	1,413,000	$0.33	1,774,000	$0.32
Granted	2,676,504	$0.41	200,000	0.30
Exercised				0.31
Canceled	(648,656)		(561,000)

Outstanding at end of period	3,440,848	$0.38	1,413,000	$0.33

Options exercisable at end of period	3,100,848	$0.39	1,413,000	$0.33
Weighted average fair value of options granted during the period at fair value		$0.13		$0.45

The Company recognizes the compensation expense over the vesting period. For the years ended December 31, 2007 and 2006, related expense recognized was $ 0, and $16,000,   respectively.

Options granted in 2007 of 2,676,504, includes the conversion, at the exchange rate of 3.68, of 261,000 L Q Corporation options into the Company’s options, as a result of the merger.

NOTE 14. REVENUES BY GEOGRAPHIC REGION

The table below presents revenues by principal geographic region for the years ended December 31, 2007 and 2006 ($ in thousands):

	2007	2006

United States	$20,759	$ 7,613
International	500	-
Consolidated	$21,259	$ 7,613

NOTE 15. INCOME TAXES

The provision for income taxes consisted of the following ($ in thousands):

	2007			2006
	Federal	State	Total	Federal	State	Total
Current	$ —	$ —	$ —	$ —	$ —	$ —
Deferred	281	50	331	94	16	110
Valuation allowance	(281)	(50)	(331)	(94)	(16)	(110)
Total	$ —	$ —	$ —	$ —	$ —	$ —

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15. INCOME TAXES (continued)

The Company’s effective tax rate varies from the statutory rate as follows:

	Year Ended December 31,
	2007	2006
U.S. federal income tax rate	(34.0) %	(34.0) %
State taxes	(6.0)	(6.0)
	(40.0)	(40.0)

Valuation allowance	40.0	40.0
	— %	— %

Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006
Net operating loss carryforwards	$5,648	$ 5,005
Valuation allowance	(5,648)	(5,005)

Net deferred tax assets	$ —	$ —

In connection with ownership changes, it was determined that certain of the Company’s net operating loss carryfowards (“NOL”) have been limited. The Company recently completed an Internal Revenue Code Section 382 evaluation that quantified the limitation of the NOL. As of December 31, 2007, the Company has approximately $16.5 million of NOLs that can be utilized in future years. These NOLs begin to expire in 2022. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

Ownership changes resulting from the Company’s issuance of capital stock may further limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

NOTE 16. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2007 and 2006. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16. QUARTERLY FINANCIAL RESULTS (UNAUDITED) (continued)

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share data)
Revenue	$4,208	$3,975	$6,431	$6,645
Gross profit	880	853	1,650	1,859
Net income (loss)	(31)	(172)	(230)	(557)
Basic and diluted net income (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share data)
Revenue	$ —	$ —	$ 3,614	$ 3,999
Gross profit	—	—	758	877
Net income (loss)	(171)	(112)	193	(296)
Basic and diluted net income (loss) per common share	$ (0.01)	$ (0.01)	$ 0.01	$ (0.02)

NOTE 17. LEASE AGREEMENTS

The Company leases certain of its facilities under leases which expire in 2008 and 2011. Future minimum annual rent payments are approximately as follows:

Year ending December 31,

2008	$ 214,000
2009	$ 219,000
2010	$ 224,000
2011	$ 15,000

NOTE 18. LEGAL PROCEEDINGS

The Company, as well as the Company’s newly acquired subsidiary L Q Corporation, are defendants in certain purported class action lawsuits entitled “ In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18. LEGAL PROCEEDINGS (continued)

payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court ( the “Settlement” ). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006 the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. The issuer defendants and the underwriter defendants have separately opposed the new motions for class certification, and those motions remain pending. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and its defense may divert management's attention from the day-to-day operations of the Company’s business, which could materially affect the Company’s business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business, results of operations and cash flows.

SIELOX, INC. (formerly known as DYNABAZAAR, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

SIELOX, INC. SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

	Balance At Beginning of Period	Charged to Operations	Deductions	Balance At End of Period

Year ended December 31, 2006:
Allowance deducted from asset accounts: Allowance for doubtful accounts	$ —	10		$ 10
Deferred tax asset valuation allowance	$ 4,616	389		$ 5,005
Year ended December 31, 2007:
Allowance deducted from asset accounts: Allowance for doubtful accounts	$10	15		$ 25
Deferred tax asset valuation allowance	$ 5,005	643		$ 5,648