Form 10-Q
period 2008-03-31
SIELOX INC
filed 2008-05-15
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes [ X ]

No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	Accelerated filer

Non-accelerated filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes   [    ]

No   [ X ]

The number of shares outstanding of the registrant’s common stock as of May 15, 2008 was 35,900,683

SIELOX, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 ($ in thousands)

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,287	$1,422
Short-term Investments	545	889
Accounts receivable, net of allowance for doubtful
accounts of $35 and $25 in 2008 and 2007, respectively	4,051	3,920
Inventory, net or reserve for obsolescence of $201 and $194 in 2008 and 2007, respectively	7,400	7,005
Prepaid expenses	490	484

Total current assets	13,773	13,720

Fixed assets, net	333	354
Goodwill	1,229	1,229
Trade Name - Costar	1,587	1,587
Trademark – Sielox, LLC	300	300
Distribution agreement, net	1,340	1,358
Customer relationships, net	1,133	1,198
Proprietary technology, net	458	474
Long-term prepaid expenses	264	347
Deposits	70	67

Total assets	$20,487	$20,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,637	$3,664
Accrued expenses and other	479	527
Contingent purchase price, current portion	700	700
Short-term debt	2,142	1,761

Total current liabilities	6,958	6,652

Long term liability, contingent purchase price	983	983
Total liabilities	7,941	7,635

Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,016,924 shares issued and outstanding.
	42	42
Additional paid-in capital	155,774	155,774
Accumulated other comprehensive income	260	260
Accumulated deficit	(139,060)	(138,607)

	17,016	17,469

Less: Common stock held in treasury, at cost; 6,116,241 shares at March 31, 2008 and December 31, 2007	(4,470)	(4,470)

Total stockholders’ equity	12,546	12,999

Total liabilities and stockholders’ equity	$20,487	$20,634

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$6,584	$4,208
Cost of revenues	4,791	3,328
Gross profit	1,793	880

Selling, general and administrative expenses	2,230	934
Loss from operations	(437)	(54)

Other Income (expense)
Interest income	16	35
Interest expense	(32)	(12)
Total other income (expense), net	(16)	23

Net loss	$(453)	$(31)

Net loss per share:
Basic	$(0.01)	$(0.00)

Diluted	$(0.01)	$(0.00)

Weighted average number of common shares
outstanding:
Basic and diluted	35,901	23,692

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

	Three Months Ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(453)	$(31)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	143	76
Provision for doubtful accounts	10	(1)
Change in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(141)	(481)
Inventories, net	(395)	(27)
Prepaid expense	(6)	13
Long term prepaid expenses	83	94
Accounts payable	(27)	54
Accrued expense and other current liabilities	(48)	(37)

Net cash used in operating activities	(834)	(340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(23)	(52)
Short-term investments	344
Net cash provided by (used in) investing activities	321	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	381	224
Deposits	(3)
Net cash provided by financing activities	378	224

NET DECREASE IN CASH AND CASH EQUIVALENTS	(135)	(168)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,422	2,938

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,287	$2,770

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$16	$12

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 1 - THE COMPANY

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

On June 20, 2006, the Company purchased substantially all of the assets of each of Southern Imaging, Inc., which designs, sources and distributes video and imaging products for the security and industrial markets, and Video Solutions Technology Center, Inc., which provides product design and development, technical support and repair services support for Southern Imaging.

Effective July 31, 2007, the Company’s wholly-owned subsidiary, L Q Merger Corp., merged with and into L Q  Corporation, with L Q Corporation continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”).  L Q Corporation, develops, designs and distributes a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provides strategic security and business protection solutions and corporate investigations through its SES Resources International Inc. subsidiary. At that time we changed our name from Dynabazaar, Inc. to Sielox, Inc.

By virtue of the Merger, L Q Corporation stockholders received 3.68 shares of the Company’s common stock, par value $0.001 per share, for each share of L Q Corporation common stock they owned as of the effective date of the Merger, for a total of 11,829,001 shares.  Cash was paid in lieu of common stock to purchase 20.44 fractional shares of the Company’s common stock. Additionally, each outstanding option to purchase L Q Corporation common stock was assumed by the Company and now represents an option to acquire shares of the Company’s common stock, subject to the applicable conversion ratio, on the terms and conditions set forth in the Merger Agreement relating to the Merger.

Effective upon the closing of the Merger and in accordance with the terms of the Merger Agreement, as of July 31, 2007, Raymond L. Steele and Mr. James Mitarotonda each resigned from the Company’s board of directors and the following three members of the board of directors of L Q Corporation were appointed to the Company’s board of directors (the "Board"):  Sebastian E. Cassetta, Dianne K. McKeever and Steven Berns.

Sebastian E. Cassetta, who served as the Company’s President, CEO and a member of the Board, is a Senior Managing Director and the Chief Operating Officer of Barington Capital Group L.P. ("Barington").  He also serves as the Chief Executive Officer of Costar.  Dianne K. McKeever, a partner of Brecourt Capital Partners LLC and prior to which she was a research analyst at Barington, serves as one of the Company’s directors.  Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively beneficially own greater than 10% of the Company’s outstanding common stock.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 1. THE COMPANY (continued)

As of September 30, 2007, management decided to shut down the operations of SES, with an effective date of November 30, 2007. The Company agreed to sell its equity interest, together with the net fixed assets, to the minority shareholder. The Company recorded certain liabilities for salary and benefits in accordance with the employment contract with Bradley Schnur, President of SES, in the amount of $28. The operations of SES Resources did not have a material impact on the Consolidated Statements of Operations for the year ended December 31, 2007.

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

On December 31, 2007, the Board of the Company, by unanimous written consent of the Board, including each independent director, approved an amendment (the “Amendment”) to the Services Agreement. The Amendment extends the term of the Services Agreement through December 31, 2008.

As disclosed in the Form S-4/A filed by the Company with the SEC on June 20, 2007, both Dynabazaar and L Q Corporation entered into separate letter agreements with Barington on January 5, 2007 providing for the engagement of Barington by each of the Dynabazaar Special Committee and the L Q Corporation Special Committee to provide assistance as such special committees may reasonably request with respect to the Merger. Pursuant to such letter agreements, each of Dynabazaar and L Q Corporation agreed to pay Barington a fee of $100 as compensation for its services. At the request of the Company after the closing of the Merger, Barington agreed to reduce its fee from $200 to $150 and to accept payment in unregistered common stock in lieu of cash.

On September 24, 2007, the Company issued $150 of the Company’s common stock, par value $0.001, to Barington at a price of $0.325 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on such date, or an aggregate of 461,538 shares of common stock in consideration of services rendered by Barington to the Company and L Q Corporation in connection with the Merger.

NOTE 2. LIQUIDITY

The Company has continued to incur losses and negative cash flows from operations. For the three months ended March 31, 2008, the Company incurred a net loss of approximately $453 and negative cash flows from operations of approximately $834. As of December 31, 2007, the Company had an accumulated deficit of approximately $139.1 million. Although the Company feels its existing cash and short-term investments are sufficient to fund the Company's current operations and satisfy obligations, the Company has experienced some liquidity problems relative to its short-term investments (see note 3). The Company's existing and future obligations include expenses associated with developing synergies between the Company's operating subsidiaries and the continued efforts in marketing and growing its customer base and product offerings. A general economic slowdown may impact the Company's ability to improve its liquidity through increased sales. These factors may have a negative impact on the Company's liquidity and may require the increased use of the Company's available line of credit or other financings, if available, to meet its obligations. The Company’s line of credit is due for renewal in August, 2008. The Company may experience difficulty in renewing this credit facility with the Bank of Texas and may find that other banks are reluctant to provide a replacement credit facility. If the Company's analysis of the sufficiency of its existing cash and short term investments proves to be inaccurate, and the Company is unable to renew the credit facility or raise additional capital through equity or debt financings, the Company would experience a cash shortage which may have an impact on its operations and its ability to continue to satisfy its capital requirements.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sielox, Inc. and its wholly-owned subsidiaries, Costar Video Systems, LLC, and Sielox, LLC. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the presentation of current year information.

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2008 and 2007 are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements for the year ended December 31, 2007. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by U.S. generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $100. At March 31, 2008, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents consist of the following

	March 31, 2008	December 31, 2007
	unaudited
Cash	$49	$74
Money market funds	1,238	1,348
	$1,287	$1,422

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SHORT TERM INVESTMENTS

All short-term investments, which are carried at fair market value, primarily represent auction rate debt securities. These securities have been classified as “available-for-sale”. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $545 and $889 at March 31, 2008 and December 31, 2007, respectively. Fair value approximates carrying value for short term investments. There were no realized or unrealized losses incurred on these securities for the period ended March 31, 2008 and December 31, 2007, respectively. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

Auction rate securities are long-term debt instruments with interest rates reset through the periodic short-term auctions. If there are insufficient buyers when such periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through the auction.

RISKS AND UNCERTAINTIES

The Company has no significant concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash, cash and equivalents and short-term investments with what the Company believes are high credit quality financial institutions.

CONCENTRATION OF CUSTOMERS

The Company’s security surveillance product line customers include traditional “large box” national retailers and distributors, who use the Company's products for their internal security and surveillance. The Company’s industrial vision product line customers include manufacturers that assemble products using automated production lines; they use the Company’s video systems to monitor activity on the production line. The Company’s access control product line is sold through a national network of authorized business partners. For the three months ended March 31, 2008, the Company’s two largest customers accounted for approximately $1,987 or 30.28% of the Company’s total revenue, respectively, compared to $1,183 and 28.1% for the three months ended March 31, 2007.For the three months ended March 31, 2008, those same two customers owed $1,054 or 26.0% of the outstanding receivable balance, compared to $678 and 17.2% for the three months ended March 31, 2007.   The Company does not experience any material seasonality with respect to its sales.

CONCENTRATION OF SUPPLIERS

For the three months ended March 31, 2008, the Company made purchases of approximately 21.7% and 13.8% of total purchases from two major suppliers, respectively. As of March 31, 2008, amounts owed to these suppliers were approximately 12.8% and 5.8%, of the total accounts payable balance, respectively.  For the period ended March 31, 2007, the Company purchased in the aggregate approximately 35.5% of its products from these same two major suppliers.

CREDIT LINE

The Company maintains a line of credit with the Bank of Texas. The line has a limit of $4.0 million and interest is charged on the outstanding balance at a variable rate, which was 5.25% at March 31, 2008. The line is secured by Costar, LLC’s accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest calculated on the outstanding balance. As of March 31, 2008 and December 31, 2007, $2,142 and $1,761 were outstanding under the line of credit, respectively.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES, net

Inventories are stated at the lower of average cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value.  As of March 31, 2008, the Company had $180 in raw materials and $7,220 in finished goods.  This compares to $199 in raw materials and $6,806 in finished goods as of December 31, 2007. The increase in inventory in 2008 primarily reflects a planned increase to satisfy committed orders due to be delivered in the second quarter.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company reviews for possible impairment whenever circumstances indicate the carrying value of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There were no impairments and no impairment loss was recorded during the three months ended March 31, 2008 and 2007.

REVENUE RECOGNITION

The financial statements are presented on the accrual basis of accounting. Sales revenues are recognized upon the shipment of merchandise to customers. Allowances for sales returns are recorded as a component of net sales in the period the allowance is recognized. We ship and invoice our sales in accordance with signed purchase orders. In conformity with the guidelines provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) Topic 13, we only recognize revenue when it is realized and earned. We consider our revenues to have been earned when goods are shipped in accordance with signed purchase orders. In addition to revenue from the sale of merchandise, the Company also recognizes revenue from the sale of annual maintenance contracts. This program commenced in January, 2008, and provides extended coverage after the expiration of the initial warranty. Revenue is recognized on a straight line basis over each contract period.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R) “Accounting for Stock-Based Compensation” SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

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

During the periods ended March 31, 2008 and 2007, the Company recognized no stock-based compensation expense in its consolidated financial statements, as it issued no stock based compensation to its employees.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As part of the merger consideration given to holders of L Q Corporation stock options, as well as merger related awards to pre-existing affiliates of the Company, 2,676,504 options of Sielox, Inc. were issued during the third quarter of 2007.  Management has determined in accordance with the provisions of SFAS No. 123(R), that these options have a fair value of approximately $341, which has been included in the cost of the Merger.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008 with retrospective application. The Company will adopt SFAS 160 beginning January 1, 2009 and management is currently evaluating the potential impact on the financial statements when implemented.

NOTE 4.  NET LOSS PER SHARE

The number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2008 and 2007, basic and diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 -  inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 -  inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Cash and cash equivalent

Cash and cash equivalents are recorded at fair value on a recurring basis and include cash balances and money market funds classified as level 1.

Short- term investments

All short-term investments, which are carried at fair value, primarily represent auction rate debt securities classified as level 2.  Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,287	$1,287	$—	$—
Short-term investments	545		545	—
Total	$1,832	$1287	$545	$—

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 6 - LEGAL PROCEEDINGS

The Company, as well as the Company’s newly acquired subsidiary L Q Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court (the “Settlement”). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006 the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied in substantial part the motions to dismiss the amended complaints in the six focus cases.

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

Effective November 30, 2007, we shut down the operations of SES Resources and sold our equity interest in that company, together with its net fixed assets, to its minority shareholder for $10. In connection with this sale, we recorded certain liabilities for salary and benefits in accordance with the employment contract with Bradley Schnur, President of SES, in the amount of $28. The operations of SES Resources did not have a material impact on our operations or revenues for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, we believe the following accounting policies to be critical:

•

Revenue recognition

•

Allowance for doubtful accounts

•

Accounting for income taxes

•

Impairment of long-lived assets

•

Goodwill and intangible assets

SIELOX, INC. AND SUBSIDIARIES

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

Intangible Assets

Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite lives are not amortized, but instead tested for impairment. Intangible assets with indefinite lives are reviewed for impairment at least annually or whenever events or changes in business combinations indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if the fair value of the intangible is less than its carrying value.

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

SIELOX, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007 ($ in thousands)

Revenue

Total revenue was approximately $6.6 million for the period ended March 31, 2008, compared to $4.2 million for the same period in 2007. The increase in revenue from 2007 to 2008, of $2.4 million, or 57%, reflects an approximate 20% general increase in the Costar subsidiary business, and includes the Sielox subsidiary sales. The three month period ended March 31, 2007 was prior to the merger and only included the sales of the Costar subsidiary.

Cost of Revenue

Cost of revenue was approximately $4.8  million for the period ended March 31, 2008, compared to $3.3 million for the same period in 2007. The increase in cost of revenue of $1.5 million, or 46%, is due primarily to the recognition of a full quarter of activity for the Sielox, LLC subsidiary, compared to $0 in 2007.

Gross Profit

Gross profit was approximately $1.8 million, or 27.3% of total revenue, in the three months ended March 31, 2008 and $0.9 million, or 20.9%, of total revenue for the same period in 2007. The improved increase in 2008 to 27.3% is primarily due to the combined, additional sales from the Sielox subsidiary, at better margins. Gross profit consists of revenue less the cost of revenue which includes material, labor, overhead costs including inspection, packaging, shipping and distribution.

General and Administrative

General and administrative expenses were approximately $2.2 million for the period ended March 31, 2008, compared to approximately $0.9 million for the same period in 2007. The increase of $1.3 million, or 144%, is primarily due to the expenses of the newly merged Sielox subsidiary which were not included in 2007.

Interest, Net

Interest expense net, was approximately $16 for the period ended March 31, 2008, compared to interest income net of approximately $23 for the period ended March 31, 2007. The decrease in interest income net of $39 or 170% from 2007 to 2008 is primarily due to lower average cash balances as a result of the payment of non-recurring merger expenses of approximately $519.

Net Loss

For the period ended March 31, 2008, we had a net loss of approximately $453, compared to a net loss of approximately $31 for the period ended March 31, 2007. The increase in our net loss of $422, or 1,361%, is due to the reasons expressed above. As a percentage of total revenue, net loss was 6.9% for the period ended March 31, 2008 compared to 1.3% for the period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands)

At March 31, 2008, cash and cash equivalents totaled $1,287 as compared to $1,422 at December 31, 2007.

Cash used in operating activities was $834 for the three months ended March 31, 2008, compared to cash used of $340 for the three months ended March 31, 2007. Cash used in operating activities for the period ended March 31, 2008 primarily reflects the activities of our operating subsidiaries, Costar and Sielox, and the compliance expenses associated with a public company. Major changes in operating assets and liabilities reflect an increase in accounts receivable of $141 and an increase in accounts payable of $27, offset by depreciation and amortization of $143, and an increase in inventories of $395.

Cash provided by investing activities for the three months ended March 31, 2008 was $321 compared to cash used of $52 for the three months ended March 31, 2007. The cash provided by the period ended March 31, 2008, primarily represents the sale of short term investments. The cash used for the period ended March 31, 2007, represents the purchase of fixed assets.

SIELOX, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands) (continued)

Cash provided by financing activities for the three months ended March 31, 2008 was $378, compared to $224 for the three months ended March 31, 2007. The cash provided for the three months ended March 31, 2008, and March 31, 2007 reflects a draw on the line of credit with the Bank of Texas. Total availability on the line of credit is $4,000. Unused availability as of March 31, 2008, was $1,858.

Our short-term investments, which are carried at fair market value, primarily represent auction rate debt securities. These securities have been classified as “available-for-sale”. Management determines the appropriate classification of its short-term investments at the time of purchase ans evaluates such designation as of each balance sheet date. Interest earned on the short- term investments is included in interest income. Short-term investments totaled $545 and $889 at March 31, 2008 and December 31, 2007, respectively. Fair value approximates carrying value for short-term investments. There were no realized or unrealized losses incurred on these securities for the period ended March 31, 2008 and December 31, 2007, respectively. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

Auction rate securities are long-term debt instruments with interest rates  reset through the periodic short-term auctions. If there are insufficient buyers when such periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through the auction.

We have continued to incur losses and negative cash flows from operations. For the three months ended March 31, 2008, we incurred a net loss of approximately $453 and negative cash flows from operations of approximately $834. As of December 31, 2007, we had an accumulated deficit of approximately $139.1 million. Although we feel our existing cash and short-term investments are sufficient to fund our current operations and satisfy obligations, we have experienced some liquidity problems relative to our short-term investments, as described above. Our existing and future obligations include expenses associated with developing synergies between our operating subsidiaries and the continued efforts in marketing and growing our customer base and product offerings. A general economic slowdown may impact our ability to improve our liquidity through increased sales. These factors may have a negative impact on our liquidity and may require the increased use of our available line of credit or other financings, if available, to meet our obligations. Our line of credit is due for renewal in August, 2008. We may experience difficulty in renewing this credit facility with the Bank of Texas and may find that other banks are reluctant to provide a replacement credit facility. If our analysis of the sufficiency of our existing cash and short term investments proves to be inaccurate, and we are unable to renew the credit facility or raise additional capital through equity or debt financings, we would experience a cash shortage which may have an impact on our operations and our ability to continue to satisfy our capital requirements.

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

SIELOX, INC. AND SUBSIDIARIES

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. In making this evaluation, our management considered the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008. As previously reported in our Annual Report, the Company has retained a third party accounting and financial consulting firm to assist with the more complex issues. As soon as finances allow, we will add resources to our corporate accounting function.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIELOX, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, as well as the Company’s newly acquired subsidiary L Q Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court (the “Settlement”). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006 the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied in substantial part the motions to dismiss the amended complaints in the six focus cases. The issuer defendants and the underwriter defendants have separately opposed the new motions for class certification, and those motions remain pending. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended that was declared effective by the SEC on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that, as of March 31, 2008, approximately $87.3 has been used, including approximately $38.1 million for working capital purposes, approximately $5.3 million for the purchase of equipment, $5.4 million to repurchase 6.7 million shares of our common stock, $35 million for the cash distribution paid in November 2003 and $3.5 million for the September 2003 Series B repurchase and liquidation preference. At March 31, 2008, substantially all of the remaining net proceeds (approximately $1.8 million) were held in investments and in interest-bearing accounts.

SIELOX, INC. AND SUBSIDIARIES

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

______________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIELOX, INC.

Date: May 15, 2008	By: /s/ Sebastian Cassetta
Sebastian Cassetta
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)