Form 10-Q
period 2008-06-30
SIELOX INC
filed 2008-08-14
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes   [    ] No   [ X ]

The number of shares outstanding of the registrant’s common stock as of August 14, 2008 was 35,982,295.

SIELOX, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 ($ in thousands)

	June 30, 2008 (unaudited)	December 31, 2007 ( audited)
ASSETS
Current assets:
Cash and cash equivalents	$716	$1,422
Short-term Investments	405	889
Accounts receivable, net of allowance for doubtful
accounts of $40 and $25 in 2008 and 2007, respectively	4,290	3,920
Inventory, net of reserve for obsolescence of $201 and $194 in 2008 and 2007, respectively	5,694	7,005
Prepaid expenses	401	484

Total current assets	11,506	13,720

Fixed assets, net	292	354
Goodwill	1,229	1,229
Trade Name - Costar	1,587	1,587
Trademark – Sielox, LLC	300	300
Distribution agreement, net	1,321	1,358
Customer relationships, net	1,066	1,198
Proprietary technology, net	443	474
Long-term prepaid expenses	361	347
Deposits	66	67

Total assets	$18,171	$20,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,401	$3,664
Accrued expenses and other	363	527
Contingent purchase price, current portion	700	700
Line of credit	1,808	1,761

Total current liabilities	5,272	6,652

Long term liability, contingent purchase price	349	983
Total liabilities	5,621	7,635
Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,016,924 shares issued and outstanding.	42	42
Additional paid-in capital	155,788	155,774
Accumulated other comprehensive income	260	260
Accumulated deficit	(139,070)	(138,607)
	17,020	17,469
Less: Common stock held in treasury, at cost; 6,116,241 shares at June 30, 2008 and December 31, 2007	(4,470)	(4,470)

Total stockholders’ equity	12,550	12,999

Total liabilities and stockholders’ equity	$18,171	$20,634

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$7,311	$3,975	$13,895	$8,183
Cost of revenues	5,126	3,122	9,917	6,450
Gross profit	2,185	853	3,978	1,733

Selling, general and administrative expenses	2,173	1,053	4,403	1,987
Income / (Loss) from Operations	12	(200)	(425)	(254)

Other Income (expense)
Interest income	9	47	25	82
Interest expense	(31)	(19)	(63)	(31)
Total other income (expense), net	(22)	28	(38)	51

Net Income / (Loss)	$(10)	$(172)	$(463)	$(203)

Net loss per share:
Basic	$-	$(0.01)	$(0.01)	$(0.01)

Diluted	$-	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:

Basic and diluted	35,982	23,692	35,982	23,692

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, unaudited)

	Six Months Ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(463)	$(203)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	14
Depreciation and amortization	287	192
Provision for doubtful accounts	14	(1)
Change in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(384)	(325)
Inventories, net	1,311	(535
Prepaid expense	83	(1)
Long term prepaid expenses	(14)	119
Accounts payable	(1,263)	99
Accrued expense and other liabilities	(164)	31

Net cash used in operating activities	(579)	(624)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of short term investments	484
Purchase of fixed assets	(25)	(60)
Payment of earn out provision related to Southern Imaging	(634)	(542)
Net cash used in investing activities	(175)	(602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	47	399
Deposits	1
Net cash provided by financing activities	48	399

NET DECREASE IN CASH AND CASH EQUIVALENTS	(706)	(827)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,422	2,938

CASH AND CASH EQUIVALENTS, END OF PERIOD	$716	$2,111

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$39	$33

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

The Company operates through two wholly-owned subsidiaries: Costar Video Systems, LLC and Sielox, LLC.  The Costar subsidiary runs the Company’s operations relating to its security surveillance and industrial vision products and the Sielox, LLC subsidiary runs the Company’s operations relating to its access control systems.

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
L Q Corporation, at that time, developed, designed and distributed a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International Inc. subsidiary. At the effective time of the Merger, we changed our name from Dynabazaar, Inc. to Sielox, Inc.

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

Effective upon the closing of the Merger and in accordance with the terms of the Merger Agreement, as of July 31, 2007, Raymond L. Steele and Mr. James Mitarotonda each resigned from the Company’s board of directors and the following three members of the board of directors of L Q Corporation were appointed to the Company’s board of directors (the “Board”):  Sebastian E. Cassetta, Dianne K. McKeever and Steven Berns.

Sebastian E. Cassetta, who served as the Company’s President, CEO and a member of the Board, is a Senior Managing Director and the Chief Operating Officer of Barington Capital Group, L.P. ("Barington").  He also serves as the Chief Executive Officer of Costar.  Dianne K. McKeever, a partner of Brecourt Capital Partners LLC and a former research analyst at Barington, serves as one of the Company’s directors.  Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively beneficially own greater than 10% of the Company’s outstanding common stock.

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

On December 31, 2007, the Board, including each director independent of Barington, approved an amendment (the “Amendment”) to the Services Agreement. The Amendment extends the term of the Services Agreement through December 31, 2008.

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

On September 24, 2007, the Company issued $150 of the Company’s common stock, par value $0.001, to Barington at a price of $0.325 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on such date, or an aggregate of 461,538 shares of common stock, in consideration of services rendered by Barington to the Company and L Q Corporation in connection with the Merger.

During April 2008, the Company made the second of four possible earnout payments of approximately $634 for the purchase of the assets of Southern Imaging and Video Solutions Technology Center, as more fully described in the Asset Purchase Agreement between the Company and such parties.

On June 30, 2008, the Company held its Annual Meeting of stockholders in New York, New York.

NOTE 2. LIQUIDITY

The Company has continued to incur losses and negative cash flows from operations. For the six months ended June 30, 2008, the Company incurred a net loss of approximately $463 and negative cash flows from operations of approximately $579. As of June 30, 2008, the Company had an accumulated deficit of approximately $139.0 million. Although the Company feels its existing cash and short-term investments are sufficient to fund the Company's current operations and satisfy obligations, the Company has experienced some liquidity problems relative to its short-term investments (see note 3). The Company's existing and future obligations include expenses associated with developing synergies between the Company's operating subsidiaries and also the continued efforts in marketing and growing its customer base and product offerings. A general economic slowdown may impact the Company's ability to improve its liquidity through increased sales. These factors may have a negative impact on the Company's liquidity and may require the increased use of the Company's available line of credit.  In August 2008, the Company successfully renewed its asset based credit facility, with the Bank of Texas, in the amount of $4M.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sielox, Inc. and its wholly-owned subsidiaries, Costar Video Systems, LLC and Sielox, LLC. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the presentation of current year information.

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2008 and 2007 are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements for the year ended December 31, 2007. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by U.S. generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $100. At June 30, 2008, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Cash and cash equivalents consist of the following

	June 30, 2008 (unaudited)	December 31, 2007

Cash	$70	$74
Money market funds	646	1,348
	$716	$1,422

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SHORT TERM INVESTMENTS

All short-term investments, which are carried at fair market value, primarily represent auction rate debt securities. These securities have been classified as “available-for-sale”. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $405 and $889 at June 30, 2008 and December 31, 2007, respectively. Fair value approximates carrying value for short term investments. There were no realized or unrealized losses incurred on these securities for the period ended June 30, 2008 and December 31, 2007, respectively. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

Auction rate securities are long-term debt instruments with interest rates reset through the periodic short-term auctions. If there are insufficient buyers when such periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through the auction.  The Company has auction rate securities with Merrill Lynch and has experienced some difficulty in liquidating them.  Merrill Lynch has been making periodic redemptions of their securities and it is anticipated that by December 31, 2008, these funds will be completely liquid.

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

CONCENTRATION OF CUSTOMERS

The Company’s security surveillance product line customers include traditional “large box” national retailers and distributors, who use the Company's products for their internal security and surveillance. The Company’s industrial vision product line customers include manufacturers that assemble products using automated production lines; they use the Company’s video systems to monitor activity on the production line. The Company’s access control product line is sold through a national network of authorized business partners.  For the six months and three months period ended June 30, 2008, the Company’s two largest customers accounted for approximately $3,789 or 27.3% and $1,817 or 24.9% of the Company’s total revenue, respectively. This compares to $2,300 or 27.4% and $1,058 or 24.4% for the same periods in 2007.

For the six months and three months period ended June 30, 2008, those same two customers owed $811 or 18.9% of the outstanding accounts receivable balance, compared to $507 or 21.7% for the six months ended June 30, 2007.  The Company does not experience any material seasonality with respect to its sales.

CONCENTRATION OF SUPPLIERS

For the six months and three months period ended June 30, 2008, the Company made purchases of approximately 24.1% and 18.8%, respectively, from one major supplier.  This compares to 44.7% or 40.3% for the same period in 2007, from two major suppliers.  For the six months and three months period ended June 30, 2008, amounts owed to this supplier were approximately 16.1% of the total accounts payable balance.  This compares to 44.6% for the same period in 2007.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

CREDIT LINE

The Company maintains a line of credit with the Bank of Texas. The line has a limit of $4.0 million and interest is charged on the outstanding balance at a variable rate, which was 5.0% at June 30, 2008. The line is secured by Costar, LLC’s accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest calculated on the outstanding balance. As of June 30, 2008 and December 31, 2007, $1,808 and $1,761 were outstanding under the line of credit, respectively.

INVENTORIES, net

Inventories are stated at the lower of average cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value.  As of June 30, 2008, the Company had $171 in raw materials and $5,523 in finished goods.  This compares to $199 in raw materials and $6,806 in finished goods as of December 31, 2007.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company reviews for possible impairment whenever circumstances indicate the carrying value of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There were no impairments and no impairment loss was recorded during the three and six months ended June 30, 2008 and 2007.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation” ("SFAS No. 123(R)"). SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

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

During the three and six month periods ended June 30, 2007, the Company recognized no stock-based compensation expense in its consolidated financial statements, as it issued no stock based compensation to its employees.

On June 30, 2008 the Company issued 100,000 options to certain board members for services provided. The options vest upon issuance, expire after 10 years and have an exercise price of $.19 per share. For the three and six months ended June 30, 2008 the Company recorded Stock based compensation expense of approximately $14 which is included in Selling, General and Administrative expenses on the accompanying Statements of Operations.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. The Company complies with provisions of SFAS No. 130, “Reporting Comprehensive Income” ("SFAS No. 130"). SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of SFAS 159, effective for fiscal 2008, is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” ("SFAS 141(R)").  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.  Early adoption of SFAS 141(R) is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statement” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008 with retrospective application. The Company expects to adopt SFAS 160 beginning January 1, 2009 and management is currently evaluating the potential impact on the financial statements when implemented.

NOTE 4.  NET INCOME / (LOSS) PER SHARE

The number of shares used to compute basic income / (loss) per share and diluted income / (loss) per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the six months and the three months ended June 30, 2008 and 2007, basic and diluted net income / (loss) per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$716	$716	$—	$—
Short-term investments	405		405	—
Total	$1,121	$716	$405	$—

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 6 - LEGAL PROCEEDINGS

The Company, as well as the Company’s subsidiary, L Q Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court (the “Settlement”). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Neither the Company nor L Q Corporation is one of the six focus cases.  Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied in substantial part the motions to dismiss the amended complaints in the six focus cases.

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

INTRODUCTION

We develop, design and distribute a range of security solution products such as surveillance cameras, lenses, digital video recorders, high speed domes and access control systems. We also develop, design and distribute industrial vision products to observe repetitive production and assembly lines, thereby increasing efficiency by detecting faults in the production process.

Our vision and principle goal is to provide the security industry with a unique blend of innovative product and customer service coupled with an aggressive sales and entrepreneurial spirit.

Costar Video Systems, the larger of our two divisions, designs, manufactures, markets and services innovative electronic products and systems for the security and surveillance, and industrial video markets. Costar directly sells its products to retailers for their internal use, as well as to distributors, dealers and system integrators located nationwide. Customers who use Costar products include several Fortune 500 companies. Our strategy is to increase profit margins by transitioning from a “box reseller” to a manufacturer with increased intellectual property ownership.

Since our acquisition of Costar in July 2006, we have hired personnel to build and implement the needed infrastructure to support sales growth, which prior to the acquisition, had declined by 19%. Since June 2007, Costar’s sales have increased approximately 35%, via (a) the hiring of sales personnel, (b) the aggressive pursuit of sales opportunities through the more than 180 dealers used by Sielox, LLC, its sister company, as well as (c) the addition of over 40 new products, including complete lines of super low light cameras, IP network cameras and enterprise video management software, network digital recorders, in addition to pan, tilt, and zoom mini domes.

Since the July 2007 acquisition of Sielox, LLC, our access control division, we have invested in employee development to promote a new corporate culture providing the industry with first-class products, service and support. We believe these efforts have begun to gain traction as evidenced by the expansion in the company’s business partners, the upgrading of existing systems, as well as the sale of new systems to customers. Sielox, LLC was originally established in 1986 and its access control systems have been installed nationwide.

Our two divisions have worked together at the corporate level to deliver cost efficiencies via the reduction of trade show expenses through the sharing of exhibit booth space and advertising expenses. Together, the divisions introduced Costar’s line of CCTV security products to Sielox, LLC’s dealer base.  After an evaluation period, we expect sales growth from dealers, thus translating into enhanced confidence in our products, and in turn, the expanded adoption of our products by these dealers. Furthermore, we expect to introduce a fully integrated interface between Pinnacle access control software developed through Sielox, LLC and digital video recorders developed through Costar. We believe this integrated interface will further expand the adoption of Costar product lines within our dealer base.

HISTORY OF OUR BUSINESS

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

SIELOX, INC. AND SUBSIDIARIES

Effective July 31, 2007, our wholly-owned subsidiary, L Q Merger Corp., merged with and into L Q Corporation, Inc. (the "Merger"), which developed, designed, and distributed a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International Inc. subsidiary. As a result of the Merger, L Q Corporation became our wholly-owned subsidiary. Immediately following the Merger, we changed our name to Sielox, Inc.

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

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report on Form 10-K, we believe the following accounting policies to be critical:

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

SIELOX, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007 ($ in thousands, unaudited)

Revenue

Total revenue was approximately $7.3 million for the three month period ended June 30, 2008, compared to $4.0 million for the same period in 2007. The increase in revenue from 2007 to 2008, of $3.3 million, or 82.5%, reflects an approximate 35% general increase in the Costar subsidiary business, and includes the Sielox, LLC subsidiary sales. The three month period ended June 30, 2007 was prior to the Merger and only included the sales of the Costar subsidiary.

Cost of Revenue

Cost of revenue was approximately $5.1 million for the three month period ended June 30, 2008, compared to $3.1 million for the same period in 2007. The increase in cost of revenue of $2.0 million, or 65%, is due primarily to the recognition of a full quarter of activity for the Sielox, LLC subsidiary, compared to $0 in 2007.

Gross Profit

Gross profit was approximately $2.2 million, or 30.1% of total revenue, for the three months ended June 30, 2008 and $0.9 million, or 20.9% of total revenue, for the same period in 2007. The improved increase in gross profits to 30.1% of total revenue is primarily due to the combined, additional sales from the Sielox, LLC subsidiary, at better margins. Gross profit consists of revenue less the cost of revenue which includes material, labor, overhead costs including inspection, packaging, shipping and distribution.

General and Administrative

General and administrative expenses were approximately $2.2 million for the three month period ended June 30, 2008, compared to approximately $1.1 million for the same period in 2007. The increase of $1.1 million, or 100%, is primarily due to the expenses of the newly merged Sielox, LLC subsidiary which were not included in 2007.

Interest, Net

Interest expense net, was approximately $22 for the three month period ended June 30, 2008, compared to interest income net of approximately $28 for the period ended June 30, 2007. The decrease in interest income of $50 or 178% from 2007 to 2008 is primarily due to (a) lower average cash balances as a result of the payment of non-recurring merger expenses in 2007 of approximately $519, (b) the payment of the contingent purchase price “earnout” of approximately $634 to the sellers of the assets of Southern Imaging and Video Solutions Technology Center pursuant to the terms of the Asset Purchase Agreement relating to our purchase of such assets and (c) the annual meeting expenses in 2008.

Net Profit / Loss

For the three month period ended June 30, 2008, we had a net loss of approximately $10, compared to a net loss of approximately $172 for the three month period ended June 30, 2007.  The improvement in net profit of $162 is due to the reasons stated above and includes a full quarter of activity for the Sielox, LLC subsidiary which was not included in 2007.

SIELOX, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 and 2007 ($ in thousands, unaudited)

Revenue

Total revenue was approximately $13.9 million for the six month period ended June 30, 2008, compared to $8.2 million for the same period in 2007.  The increase in revenue from 2007 to 2008 of $5.7 million, or 69.5%, is due to the inclusion of the Sielox, LLC subsidiary sales.  The six month period ended June 30, 2007 was prior to the Merger and only included the sales of the Costar subsidiary.

Cost of Revenue

Cost of revenue was approximately $9.9 million for the six month period ended June 30, 2008, compared to $6.5 million for the same period in 2007.  The increase in cost of revenue, of $3.4 million, or 52.3%, is due primarily to the recognition of six months of activity for the Sielox, LLC subsidiary, compared to $0 in 2007.

Gross Profit

Gross profit was approximately $4.0 million, or 28.6% of total revenue, for the six month period ended June 30, 2008, compared to $1.7 million, or 21.2% of total revenue for the same period in 2007.  The improvement in gross margin is due primarily to the combined, additional sales from the Sielox, LLC subsidiary, at better margins.  Gross profit consists of revenue, less the cost of revenue, which includes material, labor and overhead costs including inspection, packaging, shipping and distribution.

General and Administrative

General and administrative expenses were approximately $4.4 million for the six month period ended June 30, 2008, compared to approximately $2.0 million for the same period in 2007.  The increase of $2.4 million, or 120.9%, is primarily due to the expenses of the Sielox, LLC subsidiary which were not included in 2007.

Interest, Net

Interest expense net was approximately $38 for the six month period ended June 30, 2008, compared to interest income net of approximately $51 for the period ended June 30, 2007.  The decrease in interest income net of $89 from 2007 to 2008 is primarily due to (a) lower average cash balances as a result of the payment of non-recurring merger expenses in 2007 of approximately $519, (b) the payment of the contingent purchase price “earnout” in the amount of approximately $634 to the sellers of the assets of Southern Imaging and Video Solutions Technology Center pursuant to the terms of the Asset Purchase Agreement relating to our purchase of such assets, and (c) the annual meeting expenses in 2008.

Net Profit / Loss

For the six month period ended June 30, 2008, we had a net loss of approximately $463 compared to a net loss of $203 for the six month period ended June 30, 2007.  The additional loss of $260 is due to the reasons stated above and include a full six months of activity for the Sielox, LLC subsidiary which was not included in 2007.

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands)

At June 30, 2008, cash and cash equivalents and short term investments totaled $1,121 as compared to $2,311 at December 31, 2007.

Cash used in operating activities was $579 for the six months ended June 30, 2008, compared to cash used of $624 for the six months ended June 30, 2007. Cash used in operating activities for the period ended June 30, 2008 primarily reflects the activities of our operating subsidiaries, Costar and Sielox, and the compliance expenses associated with a public company. Major changes in operating assets and liabilities reflect an increase in accounts receivable of $384 and a decrease in accounts payable of $1,263, offset by depreciation and amortization of $287 and a decrease in inventories of $1,311.

Cash used in the period ended June 30, 2008, is net of the proceeds from the sale of short term investments and the payment of the earnout provision.  Cash used in the period ended June 30, 2007 is primarily for the payment of an earnout payment associated with the June 2006 purchase of the assets of Southern Imaging and Video Solutions Technology Center.

SIELOX, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands) (continued)

Cash provided by financing activities for the six months ended June 30, 2008 was $48, compared to $399 for the six months ended June 30, 2007. The cash provided for the six months ended June 30, 2008 and June 30, 2007 reflects a draw on the line of credit with the Bank of Texas. Total availability on the line of credit is $4,000. Unused availability as of June 30, 2008 was $2,192.

Our short-term investments, which are carried at fair market value, primarily represent auction rate debt securities. These securities have been classified as “available-for-sale”. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short- term investments is included in interest income. Short-term investments totaled $405 and $889 at June 30, 2008 and December 31, 2007, respectively. Fair value approximates carrying value for short-term investments. There were no realized or unrealized losses incurred on these securities for the periods ended June 30, 2008 and December 31, 2007.  Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

Auction rate securities are long-term debt instruments with interest rates reset through the periodic short-term auctions. If there are insufficient buyers when such periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through the auction.  The Company has auction rate securities with Merrill Lynch and has experienced some difficulty in liquidating them.  Merrill Lynch has been making periodic redemptions of these securities and it is anticipated that by December 31, 2008, these funds will be completely liquid.

We have continued to incur losses and negative cash flows from operations. For the six months ended June 30, 2008, we incurred a net loss of approximately $463 and negative cash flows from operations of approximately $579. As of June 30, 2008, we had an accumulated deficit of approximately $139.0 million. Although we feel our existing cash and short-term investments are sufficient to fund our current operations and satisfy obligations, we have experienced some liquidity problems relative to our short-term investments, as described above. Our existing and future obligations include expenses associated with developing synergies between our operating subsidiaries and the continued efforts in marketing and growing our customer base and product offerings. A general economic slowdown may impact our ability to improve our liquidity through increased sales. These factors may have a negative impact on our liquidity and may require the increased use of our available line of credit.  In August 2008, the Company successfully renewed its asset based credit facility, with the Bank of Texas, in the amount of $4M.

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

SIELOX, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. In making this evaluation, our management considered the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of June 30, 2008. As previously reported in our Annual Report, the Company has retained a third party accounting and financial consulting firm to assist with the more complex issues. As soon as finances allow, we will add resources to our corporate accounting function to address the deficiencies disclosed in our Annual Report.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIELOX, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, as well as the Company’s subsidiary, L Q Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court (the “Settlement”). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Neither the Company nor L Q Corporation is one of the six focus cases.  Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied in substantial part the motions to dismiss the amended complaints in the six focus cases. The issuer defendants and the underwriter defendants have separately opposed the new motions for class certification, and those motions remain pending. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the SEC on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that, as of June 30, 2008, approximately $88.0 has been used, including approximately $38.8 million for working capital purposes, approximately $5.3 million for the purchase of equipment, $5.4 million to repurchase 6.7 million shares of our common stock, $35 million for the cash distribution paid in November 2003 and $3.5 million for the September 2003 Series B repurchase and liquidation preference. At June 30, 2008, substantially all of the remaining net proceeds (approximately $1.1 million) were held in investments and in interest-bearing accounts.

On June 30, 2008, we granted options to purchase an aggregate of 100,000 to directors of our company. Such options are exercisable at $.19 (the market price on the grant date) per share, immediately vest, and expire after ten years. The stock options were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

SIELOX, INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 30, 2008, in New York, New York.

At this meeting the stockholders elected the following individuals to serve as directors for the succeeding year or until their successors are duly qualified and elected.

NAME	VOTES FOR	VOTES WITHHELD
Rory J. Cowan	31,316,346	2,069,162
Sebastian Cassetta	29,846,597	3,538,911
Gregory T. Hradsky	31,475,241	1,910,267
Dianne McKeever	29,796,456	3,589,052
Jared L. Landaw	29,796,238	3,589,270

Lastly, the stockholders approved the ratification of the appointment of Rothstein, Kass & Company, P.C. as our independent auditors for the 2008 fiscal year.  There were 33,002,355 votes cast for the ratification, 345,196 votes cast against the ratification and 37,957 votes abstained.

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

SIELOX, INC.

Date: August 14, 2008	By: /s/ Sebastian Cassetta
Sebastian Cassetta
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)