Form 10-Q
period 2008-09-30
SIELOX INC
filed 2008-11-14
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes   [    ]

No   [ X ]

The number of shares outstanding of the registrant’s common stock as of November 14, 2008 was 35,982,295.

SIELOX, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 ($ in thousands except share and per share information)

	September 30, 2008 (unaudited)	December 31, 2007 ( audited)
ASSETS
Current assets:
Cash and cash equivalents	$410	$1,422
Short-term Investments	385	889
Accounts receivable, net of allowance for doubtful
accounts of $56 and $25 in 2008 and 2007, respectively	3,933	3,920
Inventory, net of reserve for obsolescence of $223 and $194 in 2008 and 2007, respectively	5,961	7,005
Prepaid expenses	361	484

Total current assets	11,050	13,720

Fixed assets, net	278	354
Goodwill	1,229	1,229
Trade Name - Costar	1,587	1,587
Trademark – Sielox, LLC	300	300
Distribution agreement, net	1,301	1,358
Customer relationships, net	1,000	1,198
Proprietary technology, net	427	474
Long-term prepaid expenses	361	347
Deposits	67	67

Total assets	$17,600	$20,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,643	$3,664
Accrued expenses and other	409	527
Contingent purchase price, current portion	700	700
Line of credit	1,411	1,761

Total current liabilities	5,163	6,652

Long term liability, contingent purchase price	349	983
Total liabilities	5,512	7,635

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,016,924 shares issued and outstanding.
	42	42
Additional paid-in capital	155,788	155,774
Accumulated other comprehensive income	260	260
Accumulated deficit	(139,532)	(138,607)
	16,558	17,469
Less: Common stock held in treasury, at cost; 6,116,241 shares at September 30, 2008 and December 31, 2007	(4,470)	(4,470)

Total stockholders’ equity	12,088	12,999

Total liabilities and stockholders’ equity	$17,600	$20,634

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share information, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$6,153	$6,431	$20,048	$14,614
Cost of revenues	4,459	4,781	14,376	11,231
Gross profit	1,694	1,650	5,672	3,383

Selling, general and administrative expenses	2,136	1,874	6,539	3,861
Loss from operations	(442)	(224)	(867)	(478)

Other Income (expense)
Interest income	5	16	30	98
Interest expense	(25)	(22)	(88)	(53)
Total other income (expense), net	(20)	(6)	(58)	45

Net loss	$(462)	$(230)	$(925)	$(433)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares
outstanding:
Basic and diluted	35,982	31,796	35,982	26,393

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(925)	$(433)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	14	-
Depreciation and amortization	435	396
Provision for doubtful accounts	31	25
Change in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(44)	(1,084)
Inventory, net	1,044	(994)
Prepaid expenses	123	(67)
Long term prepaid expenses	(14)	63
Accounts payable	(1,021)	945
Accrued expense and other	(118)	(103)

Net cash used in operating activities	(475)	(1,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Direct costs of merger	-	(140)
Cash acquired through merger activity	-	1,368
Proceeds from sale of short term investments	504	-
Purchase of fixed assets	(57)	(209)
Payment of earn out provision related to Southern Imaging	(634)	(542)
Net cash provided by ( used in) investing activities	(187)	477

CASH FLOWS FROM (REPAYMENTS OF) FINANCING ACTIVITIES:
Proceeds from line of credit, net	(350)	658
Principal payments on capital lease obligations	-	(4)
Refunded deposit	-	9
Net cash provided by (used in) financing activities	(350)	663

DECREASE IN CASH AND CASH EQUIVALENTS	(1,012)	(112)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,422	2,938

CASH AND CASH EQUIVALENTS, END OF PERIOD	$410	$2,826

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$39	$53

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for share and per share information, unaudited)

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

The Company operates through two wholly-owned subsidiaries: Costar Video Systems, LLC and Sielox, LLC.  The Costar subsidiary runs the Company’s operations relating to its security surveillance and industrial video products and the Sielox, LLC subsidiary rund the Company’s operations relating to its access control systems.

On June 20, 2006, the Company purchased substantially all of the assets of Southern Imaging, Inc., which designs, sources and distributes video and imaging products for the security and industrial markets, and Video Solutions Technology Center, Inc., which provides product design and development, technical support and repair services support for Southern Imaging.

Effective July 31, 2007, the Company’s wholly-owned subsidiary, L Q Merger Corp., merged with and into L Q Corporation, with L Q Corporation continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”).  L Q Corporation, at that time, developed, designed and distributed a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International, Inc. subsidiary. At the effective time of the Merger, we changed our name from Dynabazaar, Inc. to Sielox, Inc.

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

Sebastian E. Cassetta, who served as the Company’s President, CEO and a member of the Board, is a Senior Managing Director and the Chief Operating Officer of Barington Capital Group, L.P. ("Barington").  He also serves as the Chief Executive Officer of Costar.  Dianne K. McKeever, a partner of Park Row Capital Partners, LLC and a former research analyst at Barington, serves as one of the Company’s directors.  Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively beneficially own greater than 10% of the Company’s outstanding common stock.

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

On June 30, 2008, the Company held its Annual Meeting of stockholders in New York, New York.

NOTE 2. LIQUIDITY

The Company has continued to incur losses and negative cash flows from operations. For the nine months ended September 30, 2008, the Company incurred a net loss of approximately $925 and negative cash flows from operations of approximately $476. As of September 30, 2008, the Company had an accumulated deficit of approximately $139.5 million and outstanding debt from a line of credit. Although the Company feels its existing cash and short-term investments are sufficient to fund the Company's current operations and satisfy obligations, the Company has experienced some liquidity problems relative to its short-term investments (see note 3). The Company's existing and future obligations include expenses associated with developing synergies between the Company's operating subsidiaries and also the continued efforts in marketing and growing its customer base and product offerings. A general economic slowdown may impact the Company's ability to improve its liquidity through increased sales. These factors may have a negative impact on the Company's liquidity and may require the increased use of the Company's available line of credit.  In August 2008, the Company successfully renewed its asset based credit facility with the Bank of Texas in the amount of $4 million.

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

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2008 and 2007 are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements for the year ended December 31, 2007. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by U.S. generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in banks and highly liquid investment instruments purchased with an original maturity of three months or less.  Cash equivalents consist of money market fund accounts, commercial paper and money market accounts. The Company is subject to concentration of credit risk related to its cash balances held in certain financial institutions that may, at times, exceed the Federal Deposit Insurance Corporation coverage of $250. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on its cash and cash equivalents.

Cash and cash equivalents consist of the following

	September 30, 2008 (unaudited)	December 31, 2007 (audited)

Cash in banks	$92	$74
Money market funds	318	1,348
	$410	$1,422

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SHORT TERM INVESTMENTS

The Company’s short-term investments, which are carried at fair market value, are primarily represented by auction rate debt securities. These securities have been classified as “available-for-sale”. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $385 and $889 at September 30, 2008 and December 31, 2007, respectively. Fair value approximates carrying value for short term investments. There were no realized or unrealized losses incurred on these securities for the periods ended September 30, 2008 and December 31, 2007.  Due to the nature of these investments, the Company considers it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

Auction rate securities are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through the auction.  The Company has auction rate securities with Merrill Lynch and has experienced some difficulty in liquidating them.  Merrill Lynch has been making periodic redemptions of their securities and it is anticipated that by December 31, 2008, the securities in these funds will be purchased back and our position will then be totally liquid.

RISKS AND UNCERTAINTIES

The Company has no significant concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash with Bank of Texas and Bank of America, both of which we consider to be quality financial institutions.  Short term investments are with Merrill Lynch.  As stated in the short term investment disclosure, we expect to be completely liquid by December 31, 2008.

CONCENTRATION OF CUSTOMERS

The Company’s security surveillance product line customers include traditional “large box” national retailers and distributors, who use the Company’s products for their internal security and surveillance.  The Company’s industrial vision product line customers include manufacturers that assemble products using automated production lines; these customers use the Company’s video systems to monitor activity on the production line.  The Company’s access control product line is sold through a national network of authorized business partners.  For the nine and three months ended September 30, 2008, the Company’s two largest customers accounted for approximately $5,597 or 27.5% and $1,807 or 28.9% of the Company’s total revenue, respectively.  This compares to $4,036 or 27.6% and $1,795 or 27.9% for the same periods in 2007.

As of September 30, 2008, accounts receivable, net due from these two customers, was $978 or 24.8% compared to $814 or 19.0% as of September 30, 2007.  The Company does not experience any material seasonality with respect to its sales.

CONCENTRATION OF SUPPLIERS

For the nine, and three months, ended September 30, 2008, the Company made purchases of approximately 27.8% and 24.6%, respectively, from one major supplier, compared with 36.4% from two major suppliers and 33.6% from one major supplier for the same periods in 2007.  As of September 30, 2008 and 2007, the accounts payable balance for these suppliers, were approximately 23.5% and 38.7%, respectively, compared to 38.7% and 33.6% for the same periods in 2007.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

CREDIT LINE

The Company maintains a line of credit with the Bank of Texas. The line has a limit of $4.0 million and interest is charged on the outstanding balance at a variable rate, which was 5.0% at September 30, 2008. The line is secured by Costar, LLC’s accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest calculated on the outstanding balance. As of September 30, 2008 and December 31, 2007, $1,411 and $1,761 were outstanding under the line of credit, respectively.

INVENTORIES, net

Inventories are stated at the lower of average cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value.  As of September 30, 2008, the Company had $157 in raw materials and $5,804 in finished goods. This compares to $199 in raw materials and $6,806 in finished goods as of December 31, 2007.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company reviews for possible impairment whenever circumstances indicate the carrying value of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There were no impairments and no impairment loss was recorded during the three and nine months ended September 30, 2008 and 2007.

REVENUE RECOGNITION

The financial statements are presented based on the accrual basis of accounting. Sales revenues are recognized upon the shipment of merchandise to customers. Allowances for sales returns are recorded as a component of net sales in the period the allowance is recognized. We ship and invoice our sales in accordance with signed purchase orders. In conformity with the guidelines provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) Topic 13, we only recognize revenue when it is realized and earned. We consider our revenues to have been earned when goods are shipped in accordance with signed purchase orders. In addition to revenue from the sale of merchandise, the Company also recognizes revenue from the sale of annual maintenance contracts. This program commenced in January, 2008 and provides extended coverage after the expiration of the initial warranty. Revenue is recognized on a straight line basis over each contract period.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R), ”Share-Based Payment” SFAS No. 123(R) requires companies to record stock based compensation expense for share-based awards issued to employees and certain non-employees, in exchange for services provided.  The amount of the stock based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

The fair value of stock options is determined using an option-pricing model that takes into account the Company’s market stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and if applicable the expected dividend yield on it, and the risk free interest rate over the expected life of the stock option.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires share-based awards issued on or after January 1, 2006 and share-based awards not yet vested as of January 1, 2006, to be recognized as stock-based compensation as calculated by an option-pricing model in the statement of operations.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the three and nine month periods ended September 30, 2007, the Company recognized no stock-based compensation expense in its consolidated financial statements, as it issued no stock based compensation to its employees.

On June 30, 2008, the Company issued 100,000 options to certain board members for services provided, pursuant to the Company’s 2000 Stock Option and Incentive Plan. The options vest upon issuance, expire after 10 years and have an exercise price of $0.19 per share. For the nine months ended September 30, 2008, the Company recorded stock based compensation expense of approximately $14 which is included in Selling, General and Administrative expenses on the accompanying Statements of Operations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. The Company complies with provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”) . This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements.  In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, (“FSP FAS 157-2) which defers the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities. The provisions of FSP FAS 157-2 is effective for the Company beginning January 1, 2009, and interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008.  The adoption of SFAS No. 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.  The disclosures required under SFAS No. 157 are set forth in Note 5.  The Company is in the process of evaluating the effect, if any, the adoption of FSP FAS 157-2 will have on its financial position, results of operations, or cash flows.   On October 10, 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have an impact on the Company’s results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record in the statement of operations, any unrealized gains and losses on available for sale securities and held to maturity securities.  Effective January 1, 2008, the Company adopted the provisions of SFAS 159 resulting in no impact to the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.  Early adoption of SFAS 141(R) is not permitted.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4.   LOSS PER COMMON SHARE

The number of shares used to compute basic income / (loss) per share and diluted income / (loss) per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the nine months and the three months ended September 30, 2008 and 2007, basic and diluted net income / (loss) per common share is computed based on the weighted average number of common shares outstanding during the period because the effect of potential common equivalent shares would be anti-dilutive.

The Company reported a net loss for the three and nine months ended September 30, 2008 and 2007.  Therefore, diluted loss per common share is the same as basic loss per common share for those periods presented, as any potentially dilutive securities would reduce the loss per common share and become anti-dilutive.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period (see note 3).  SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of a financial asset or liability as of the measurement date. The three levels are defined as follows:

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

Cash and cash equivalents

Cash and cash equivalents are recorded at fair value on a recurring basis and include money market funds classified as level 1. The fair value of the money market funds, recognized as cash equivalents, are determined through market, observable and corroborated sources.

Short- term investments

All short-term investments, which are carried at fair value, primarily represent auction rate debt securities classified as level 2.  Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date.  The fair value of the auction rate debt securities are determined through quoted prices for similar type assets in active markets and observable inputs for similar type assets.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (money market funds)	$318	$318	$—	$—
Short-term investments (auction rate securities)	385	—	385	—
Total	$703	$318	$385	$—

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 6 - LEGAL PROCEEDINGS

The Company, as well as the Company’s subsidiary, L Q Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court (the “Settlement”). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Neither the Company nor L Q Corporation was a party in one of the six focus cases.  Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied in substantial part the motions to dismiss the amended complaints in the six focus cases. Plaintiffs also filed new motions for class certification, which the issuer defendants and the underwriter defendants separately opposed. The plaintiffs have recently voluntarily withdrawn their motion for class certification without prejudice.

It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

The expense of defending this litigation has been and may continue to be significant. The amount of time to resolve this lawsuit is unpredictable and its defense may divert management's attention from the day-to-day operations of the Company’s business, which could materially affect the Company’s business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business, results of operations and cash flows.

Berger v. LQ Corp., C.A. No. 3363 (Del. Ch.)

A Petition For Appraisal of Stock (the “Petition”) under Delaware’s General Corporation Law (the “DGCL”), 8 Del. C. § 262, was filed in the Delaware Court of Chancery on November 19, 2007 against L Q Corporation, our wholly owned subsidiary, by Andrew T. Berger (“Berger”), a purported beneficial owner of 49,014 shares of common stock in L Q Corporation, and by Cede & Co., the purported record owner of the shares beneficially owned by Berger. The Petition demanded appraisal of Berger’s shares in L Q Corporation, the payment of the fair value of such shares to Berger under Section 262 of the DGCL, and an award of fees and costs in connection with the filing and prosecution of the Petition. L Q Corporation moved to dismiss the Petition on December 19, 2007. In response to L Q Corporation’s motion to dismiss, Berger amended the petition for appraisal (the “Amended Petition”) on January 11, 2008. L Q Corporation filed a motion to dismiss the Amended Petition on January 23, 2008. L Q Corporation subsequently withdrew its motion to dismiss the Amended Petition on April 24, 2008, and answered the Amended Petition on May 1, 2008. The parties currently are litigating the claims alleged in the Amended Petition and the litigation is proceeding in due course. While L Q Corporation intends to vigorously defend against the claims asserted, the outcome of this matter cannot be predicted. An unfavorable outcome could have a material adverse effect on the Company’s business, results of operations and cash flows.

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

Costar Video Systems, the larger of our two divisions, designs, manufactures, markets and services innovative electronic products and systems for the security surveillance and industrial video markets. Costar directly sells its products to retailers for their internal use, as well as to distributors, dealers and system integrators located nationwide. Customers who use Costar products include several Fortune 500 companies. Our strategy is to increase profit margins by transitioning from a “box reseller” to a manufacturer with increased intellectual property ownership.

Since our acquisition of Costar in July 2006, we have hired personnel to build and implement the needed infrastructure to support sales growth, which prior to the acquisition, had declined by 19%. Since June 2007, Costar’s sales have increased approximately 35%, via (a) the hiring of sales personnel, (b) the aggressive pursuit of sales opportunities through the more than 180 dealers used by Sielox, LLC, its sister company, and (c) the addition of over 40 new products, including lines of super low light cameras, IP network cameras and enterprise video management software, network digital recorders, and pan, tilt, and zoom mini domes.

Since the July 2007 acquisition of Sielox, LLC, our access control division, we have invested in employee development to promote a new corporate culture focused on providing the industry with first-class products, service and support. We believe these efforts have begun to gain traction as evidenced by the expansion in the company’s business partners, the upgrading of existing systems, and the sale of new systems to customers. Sielox, LLC was originally established in 1986 and its access control systems have been installed nationwide.

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

On July 20, 2006, we purchased substantially all of the assets of Southern Imaging, Inc., which designed, sourced and distributed video and imaging products for the security and industrial markets, and Video Solutions Technology Center, Inc., which provided product design and development, technical support and repair services support for Southern Imaging.

SIELOX, INC. AND SUBSIDIARIES

Effective July 31, 2007, our wholly-owned subsidiary, L Q Merger Corp., merged with and into L Q Corporation, Inc. (the “Merger”), which developed, designed, and distributed a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International, Inc. subsidiary. As a result of the Merger, L Q Corporation became our wholly-owned subsidiary. Immediately following the Merger, we changed our name to Sielox, Inc.

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

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  We believe the following accounting policies to be critical:

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

SIELOX, INC. AND SUBSIDIARIES

Long-lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007 ($ in thousands, unaudited)

Revenue

Total revenue was approximately $6.2 million for the three month period ended September 30, 2008, compared to $6.4 million for the same period in 2007. The decrease in revenue from 2007 to 2008, of $0.3 million, reflects a 4.3% decline in business from the same period in 2007.  Revenue in 2008 includes three months of sales revenue from the Sielox, LLC subsidiary in the amount of $0.3 million.  This was offset by a decline in sales revenue for the Costar subsidiary of approximately $0.6 million.  This decline can be attributed to several large end users canceling or delaying previously planned changes in their video surveillance programs.  The three month period ended September 30, 2007 only includes sales revenue for two months for the Sielox, LLC subsidiary.

Cost of Revenue

Cost of revenue was approximately $4.5 million for the three month period ended September 30, 2008, compared to $4.8 million for the same period in 2007. The decrease in cost of revenue of $0.3 million represents a 6.7% decrease from the same period in 2007.  The decrease in cost of revenue tracks the decrease in sales revenue as explained in the disclosure for sales revenue.

Gross Profit

Gross profit was approximately $1.7 million, or 27.5% of total revenue, for the three months ended September 30, 2008 and $1.7 million, or 25.7% of total revenue, for the same period in 2007. The improved increase in gross profits to 27.5% of total revenue is primarily due to the combined, additional sales from the Sielox, LLC subsidiary, at better margins. Gross profit consists of revenue less the cost of revenue which includes material, labor and overhead costs including inspection, packaging, shipping and distribution.

SIELOX, INC. AND SUBSIDIARIES

General and Administrative

General and administrative expenses were approximately $2.1 million for the three month period ended September 30, 2008, compared to approximately $1.9 million for the same period in 2007. The increase of $0.3 million, or 14.0%, is primarily due to the expenses of the newly merged Sielox, LLC subsidiary of which only two months expenses were included in 2007.

Interest, Net

Interest expense net, was approximately $20 for the three month period ended September 30, 2008, compared to interest expense net of approximately $6 for the period ended September 30, 2007. The increase in interest expense of $14 from 2007 to 2008 is primarily due to (a) lower average cash balances as a result of the payment of non-recurring merger expenses in 2007 of approximately $519, (b) the payment of the contingent purchase price “earnout” of approximately $634 to the sellers of the assets of Southern Imaging and Video Solutions Technology Center pursuant to the terms of the Asset Purchase Agreement relating to our purchase of such assets and (c) the annual meeting expenses in 2008.

Net Profit / Loss

For the three month period ended September 30, 2008, we had a net loss of approximately $462, compared to a net loss of approximately $230 for the three month period ended September 30, 2007.  The additional loss of $232 is due to the reasons stated above and includes a full three months of activity for the Sielox, LLC subsidiary of which only two months were included in 2007.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 and 2007 ($ in thousands, unaudited)

Revenue

Total revenue was approximately $20.0 million for the nine month period ended September 30, 2008, compared to $14.6 million for the same period in 2007.  The increase in revenue from 2007 to 2008 of $5.4 million, or 37.2%, is due to the inclusion of the Sielox, LLC subsidiary sales.  The nine month period ended September 30, 2007 only included sales revenue for two months for  the Sielox, LLC subsidiary.

Cost of Revenue

Cost of revenue was approximately $14.4 million for the nine month period ended September 30, 2008, compared to $11.2 million for the same period in 2007.  The increase in cost of revenue of $3.1 million, or 28.0%, is due primarily to the recognition of nine months of activity for the Sielox, LLC subsidiary, compared to only two months of activity in 2007.

Gross Profit

Gross profit was approximately $5.7 million, or 28.3% of total revenue, for the nine month period ended September 30, 2008, compared to $3.4 million, or 23.2% of total revenue, for the same period in 2007.  The improvement in gross margin is due primarily to the combined, additional sales from the Sielox, LLC subsidiary, at better margins.  Gross profit consists of revenue, less the cost of revenue, which includes material, labor and overhead costs including inspection, packaging, shipping and distribution.

General and Administrative

General and administrative expenses were approximately $6.5 million for the nine month period ended September 30, 2008, compared to approximately $3.9 million for the same period in 2007.  The increase of $2.7 million, or 69.4%, is primarily due to the expenses of the Sielox, LLC subsidiary of which only two months were included in 2007.

SIELOX, INC. AND SUBSIDIARIES

Interest, Net

Interest expense net was approximately $58 for the nine month period ended September 30, 2008, compared to interest income net of approximately $45 for the period ended September 30, 2007.  The decrease in interest income net of $103 from 2007 to 2008 is primarily due to (a) lower average cash balances as a result of the payment of non-recurring merger expenses in 2007 of approximately $519, (b) the payment of the contingent purchase price “earnout” in the amount of approximately $634 to the sellers of the assets of Southern Imaging and Video Solutions Technology Center pursuant to the terms of the Asset Purchase Agreement relating to our purchase of such assets, and (c) the annual meeting expenses in 2008.

Net Profit / Loss

For the nine month period ended September 30, 2008, we had a net loss of approximately $925 compared to a net loss of $433 for the nine month period ended September 30, 2007.  The additional loss of $492 is due to the reasons stated above and include a full nine months of activity for the Sielox, LLC subsidiary which was not included in 2007.

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands)

At September 30, 2008, cash and cash equivalents and short term investments totaled $795 as compared to $2,311 at December 31, 2007.

Cash used in operating activities was $476 for the nine months ended September 30, 2008, compared to cash used of $1,252 for the nine months ended September 30, 2007. Cash used in operating activities for the period ended September 30, 2008 primarily reflects the activities of our operating subsidiaries, Costar and Sielox, and the compliance expenses associated with being a public company. Major changes in operating assets and liabilities reflect an increase in accounts receivable of $44 and a decrease in accounts payable of $1,021, offset by depreciation and amortization of $434 and a decrease in inventories of $1,044.

Cash used in investing activities in the period ended September 30, 2008 is net of the proceeds from the sale of short term investments of $504, the purchase of fixed assets of $57, and the payment of the earnout provision of $634.  Cash provided in the period ended September 30, 2007 is primarily for the payment of an earnout payment associated with the June 2006 purchase of the assets of Southern Imaging and Video Solutions Technology Center of $542, the direct costs of the merger of $140, the purchase of fixed assets of $209, offset by cash acquired through the merger of $1,368.

Cash used by financing activities for the nine months ended September 30, 2008 was $349, compared to cash provided of $663 for the nine months ended September 30, 2007. The cash used for the nine months ended September 30, 2008 and September 30, 2007 reflects a repayment and draw on the line of credit with the Bank of Texas, respectively. Total availability on the line of credit is $4,000. Unused availability as of September 30, 2008 was $2,589.

Our short-term investments, which are carried at fair market value, are primarily represented by auction rate debt securities. These securities have been classified as “available-for-sale”. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $385 and $889 at September 30, 2008 and December 31, 2007, respectively. Fair value approximates carrying value for short-term investments. There were no realized or unrealized losses incurred on these securities for the periods ended September 30, 2008 and December 31, 2007.  Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

Auction rate securities are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through the auction.  The Company has auction rate securities with Merrill Lynch and has experienced some difficulty in liquidating them.  Merrill Lynch has been making periodic redemptions of these securities and it is anticipated that by December 31, 2008, these funds will be completely liquid.

SIELOX, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands) (continued)

We have continued to incur losses and negative cash flows from operations. For the nine months ended September 30, 2008, we incurred a net loss of approximately $925 and negative cash flows from operations of approximately $476. As of September 30, 2008, we had an accumulated deficit of approximately $139.5 million. Although we feel our existing cash and short-term investments are sufficient to fund our current operations and satisfy obligations, we have experienced some liquidity problems relative to our short-term investments, as described above. Our existing and future obligations include expenses associated with being a public company, developing synergies between our operating subsidiaries and the continued efforts in marketing and growing our customer base and product offerings. A general economic slowdown may impact our ability to improve our liquidity through increased sales. These factors may have a negative impact on our liquidity and may require the increased use of our available line of credit.  In August 2008, the Company successfully renewed its asset based credit facility with the Bank of Texas in the amount of $4 million.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act, of 1934 as amended (the “Exchange Act”). You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements.

Forward-looking statements herein are based on information, plans and estimates at the date of this Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  Our risk exposure to changes in market-driven rates is limited to short term investments with Merrill Lynch.  This risk is more fully explained in the Short Term Investment disclosure. We do not view this risk to be significant.

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

In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. In making this evaluation, our management considered the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of September 30, 2008. As previously reported in our Annual Report, the Company has retained a third party accounting and financial consulting firm to assist with the more complex issues. As soon as finances allow, we will add resources to our corporate accounting function to address the deficiencies disclosed in our Annual Report.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIELOX, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, as well as the Company’s subsidiary, L Q Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court (the “Settlement”). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Neither the Company nor L Q Corporation was a party in one of the six focus cases.  Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied in substantial part the motions to dismiss the amended complaints in the six focus cases. Plaintiffs also filed new motions for class certification, which the issuer defendants and the underwriter defendants separately opposed. The plaintiffs have recently voluntarily withdrawn their motion for class certification without prejudice.

It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

The expense of defending this litigation has been and may continue to be significant. The amount of time to resolve this lawsuit is unpredictable and its defense may divert management's attention from the day-to-day operations of the Company’s business, which could materially affect the Company’s business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business, results of operations and cash flows.

Berger v. LQ Corp., C.A. No. 3363 (Del. Ch.)

A Petition For Appraisal of Stock (the “Petition”) under Delaware’s General Corporation Law (the “DGCL”), 8 Del. C. § 262, was filed in the Delaware Court of Chancery on November 19, 2007 against L Q Corporation, our wholly owned subsidiary, by Andrew T. Berger (“Berger”), a purported beneficial owner of 49,014 shares of common stock in L Q Corporation, and by Cede & Co., the purported record owner of the shares beneficially owned by Berger. The Petition demanded appraisal of Berger’s shares in L Q Corporation, the payment of the fair value of such shares to Berger under Section 262 of the DGCL, and an award of fees and costs in connection with the filing and prosecution of the Petition. L Q Corporation moved to dismiss the Petition on December 19, 2007. In response to L Q Corporation’s motion to dismiss, Berger amended the petition for appraisal (the “Amended Petition”) on January 11, 2008. L Q Corporation filed a motion to dismiss the Amended Petition on January 23, 2008. L Q Corporation subsequently withdrew its motion to dismiss the Amended Petition on April 24, 2008, and answered the Amended Petition on May 1, 2008. The parties currently are litigating the claims alleged in the Amended Petition and the litigation is proceeding in due course. While L Q Corporation intends to vigorously defend against the claims asserted, the outcome of this matter cannot be predicted. An unfavorable outcome could have a material adverse effect on the Company’s business, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

We are not required to respond to this item because we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the SEC on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that, as of September 30, 2008, approximately $88.3 has been used, including approximately $39.2 million for working capital purposes, approximately $5.3 million for the purchase of equipment, $5.4 million to repurchase 6.7 million shares of our common stock, $35 million for the cash distribution paid in November 2003 and $3.5 million for the September 2003 Series B repurchase and liquidation preference. At September 30, 2008, substantially all of the remaining net proceeds (approximately $0.8 million) were held in investments and in interest-bearing accounts.

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

____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIELOX, INC.

Date: November 14, 2008	By: /s/ Sebastian Cassetta
Sebastian Cassetta
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)