Form 10-K
period 2008-12-31
SIELOX INC
filed 2009-03-31
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes

[    ]

No

[ X ]

As of June 30, 2008, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $6,836,636 based on the closing sales price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board as of such date.

The number of shares outstanding of the registrant’s common stock as of March 24, 2009 was 35,982,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS

PART I.

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	5

ITEM 1B.	UNRESOLVED STAFF COMMENTS	5

ITEM 2.	PROPERTIES	5

ITEM 3.	LEGAL PROCEEDINGS	5

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15

ITEM 9A(T).	CONTROLS AND PROCEDURES	15

ITEM 9B.	OTHER INFORMATION	15

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	16

ITEM 11.	EXECUTIVE COMPENSATION	16

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	16

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	16

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	17

SIGNATURES		20

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

The Company operates through two wholly-owned subsidiaries: Costar Video Systems, LLC (“Costar”) and Sielox, LLC.  The Costar subsidiary runs the Company’s operations relating to its security surveillance and industrial vision products and the Sielox, LLC subsidiary runs the Company’s operations relating to its access control systems.

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

We are a Delaware corporation organized in February 1997. Our executive offices are located at 170 East Ninth Avenue, Runnemede, New Jersey 08078. Our telephone number is (856) 861-4579. Our website is located at www.sielox.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we have filed such material electronically with, or furnished it to, the Securities and Exchange Commission. The information on our website is not part of this annual report.

Recent Developments ($ in thousands)

During April 2008, the Company made the second of four possible earnout payments of approximately $634 for the purchase of the assets of Southern Imaging, Inc. and Video Solutions Technology Center, Inc., as more fully described in the Asset Purchase Agreement between the Company and such parties.

On June 30, 2008, the Company held its annual meeting of stockholders in New York, New York.

On September 30, 2008, we closed our facility in Anaheim, California.  This 1,700 square foot facility had been used by Costar’s industrial products division for sales, research and development and repair work.  All of these functions were relocated to Costar’s primary facility in Carrollton, Texas.

On December 31, 2008, the Board of Directors (the “Board”) of the Company, by unanimous written consent of the Board, including each independent director, approved an amendment (the “Amendment”) to the Services Agreement between the Company and Barington Capital Group, L.P. (“Barington”).  The Amendment extends the term of the Services Agreement through December 31, 2009.

On January 20, 2009, the Company announced the appointment of James Pritchett as its new President and Chief Executive Officer as well as Mr. Pritchett’s appointment to the Board of Directors.  Mr. Pritchett replaces Sebastian E. Cassetta, who held the position of President and CEO on a part time basis, and was a member of the Board until his resignation on this date. On this date, the Company also announced that it has expanded the size of its Board of Directors to six members and appointed James Mitarotonda to fill the newly created position on the Board.  Mr. Mitarotonda has served in the past as both a director and the chief executive officer of L Q Corporation, Inc. and Dynabazaar, Inc.

Industry

Security. We believe that the fear of terrorism and conventional crime, coupled with the increased effectiveness and affordability of available countermeasures, has contributed to the ongoing expansion of the security industry. We believe that growth of closed circuit television (“CCTV”) equipment will continue, driven by technological innovations such as the adoption of more efficient, low cost, networked digital technologies.  Also, the market for our access control products is being driven by the fact that they provide the ability to interface all building systems, such as building automation, lighting, CCTV and time and attendance, with the access control system as the integral component to this convergence.  In addition to the convergence of technologies, information technology departments are becoming more actively involved in the design and implementation of access control solutions due to the need to utilize the existing LAN/WAN networks typically managed by those departments.

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

Security Surveillance.  Our security surveillance product line, comprised of cameras, lenses, digital video recorders and high speed domes, are marketed under our CostarTM brand name.  Our security product line accounted for $12.1 million, or 44%, of our total revenue in 2008 and $9.6 million, or 45%, of our total revenue in 2007.

Industrial Vision.  Our industrial vision product line, consisting of cameras, monitors, cables, lenses and video printers, are distributed under third party brand names, such as Sony, Panasonic and Hitachi, our CostarTM brand name and, for original equipment manufacturers ("OEMs") customers, private labels.  Our industrial vision product line accounted for $8.6 million, or 31%, of our total revenue in 2008 and $8.9 million, or 37%, of our total revenue in 2007.  According to data available to us, we believe that we are one of the top three distributors of industrial cameras, monitors, cables, lenses and video printers in the U.S. market. Those products that are sold under the Costar brand name include products that are manufactured to our own in-house design and technical specifications.

Access Control.  Sales of access control products, consisting of our open architecture access control application software, programmable controllers, and related accessories such as readers and ID cards, accounted for approximately $6.7 million, or 24%, of our total revenue in 2008.  This compares to approximately $2.8 million, or 13%, in 2007.  The figure of $2.8 million represents the five months of revenue activity following our acquisition of this product line effective July 31, 2007 as a result of our merger with L Q Corporation. Our 1200 and 1500 model controllers support both Static IP and DHCP addressing, providing flexibility to IT departments in the installation of our access control solutions across their existing LAN/WAN networks.

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

We are working to merge several of our existing technologies in an effort to enhance the performance capabilities of our security and industrial products for our customers. Product improvements are largely driven by the needs of our customers. Advancements result from integrating a multitude of existing technologies for performance in a given environment. The ensuing innovations create unique value for our customers.

The primary strategy of the access control group is to continue to invest in our Pinnacle software solution through added features and interfaces in order to provide enhanced physical access security and event management systems. We will also continue to provide technical service and training to the network of authorized business partners described below. Furthermore, we are exploring partnerships with several OEMs to bring new solutions to market that include visitor management, time and attendance monitoring, graphical floor plans, intercom systems, CCTV, DVR and alarm interfaces.

Customers and Seasonality ($ in thousands)

Security Surveillance. Our customers include traditional “large box” national retailers and other commercial end users.  Our security surveillance products are not sold for residential use. In 2008, our two largest customers, Cam Connections and Wal-Mart Stores, Inc., accounted for approximately $4,904, or 17.9%, and approximately $3,609, or 13.2%, of our total revenue, respectively. As of December 31, 2008, Cam Connections and Wal Mart owed approximately $1,643, or 33.1%, and approximately $357, or 7.2%, of our outstanding accounts receivable balance, respectively.  These customers purchase our products through ongoing purchase orders and may discontinue their relationship with us at any time.

Industrial Vision.  Our customers include manufacturers that assemble products using automated production and assembly lines that require the use of video systems to monitor activity on such lines.

Access Control.  Sales of our access control products are made to our network of authorized business partners. This network is comprised of approximately 150 independent dealers located throughout the United States. We also have three national accounts, Diebold, Inc., Sonitrol, Inc. and Simplex Grinnell. In 2008, these three national accounts in the aggregate accounted for approximately 4.6% of total revenue.

With respect to our security surveillance and industrial vision lines, we do not experience any material backlog with respect to our sales.  The order backlog is comprised primarily of “blanket” orders from large end users of Costar™ products. These orders usually specify an extended delivery period. This delivery period may be subject to change, but the order itself cannot be cancelled.   The backlog of orders believed to be firm as of December 31, 2008 and 2007 was approximately $1.8 million and $3.2 million, respectively. Orders, other than “blanket” orders, are generally cancelable without penalty at the option of the customer. It is anticipated that all of the backlog that existed as of December 31, 2008 will be filled within the current year.

International Sales

For the year ended December 31, 2008, approximately $0.7 million, or 2.5%, of our revenue was generated from customers found in Portugal, Canada, Singapore, South Korea, France, Australia and Russia. We sell products internationally from each of our security surveillance product line, industrial product line and access control line, principally by direct export from both our Texas and New Jersey facilities. It is our intention to continue to expand into additional overseas markets and increase sales in existing overseas markets.

Manufacturing and Suppliers ($ in thousands)

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

In 2008, the Company made approximately 25.0% of total purchases from one major supplier for a total of $4,608.  As of December 31, 2008, amounts owed to the supplier were approximately 29.8% of the total accounts payable balance, for a total of $893.  In 2007, the Company purchased in the aggregate approximately 39.0% of its products from two main suppliers.  As of December 31, 2007, those same two suppliers were owed collectively 45.7% of our outstanding accounts payable balance.

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

Intellectual Property

We own, and have pending, a limited number of design and utility patents expiring at various times.  We also own certain trademarks and several other trademark applications are pending both in the United States and in Europe. Most of our key products utilize proprietary software which is protected by copyright. We consider our software products to be unique and that uniqueness is a principal element in the differentiation of our products from our competition. However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. We license certain software code from third parties that is an integral part of our software solution. In particular, we obtain from third party licensors certain software code included in our software solution and the software for our access control badging products. We have no significant franchises or concessions with respect to any of our products or business dealings.

Government Regulations

Certain of our access control products are subject to FCC regulations relating to the use of wireless devices. All of these access control products have been tested by the FCC testing laboratory, allowing us to place FCC approved labels on these products.

Competition

We operate in a highly competitive domestic and, as we continue to expand our international presence, international marketplace, in which many of our principal competitors are larger companies whose financial resources and scope of operations are substantially greater than ours.

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

Our access control product line competes with the operating subsidiaries of several large, multinational corporations, such as GE Security Systems, Honeywell Security Systems, Tyco Fire & Security, and United Technologies Corporation. We also compete with numerous smaller companies such as DSX Access Systems Inc., Hirsch Electronics, Identicard Systems and Galaxy Control Systems.

We compete on the basis of price, quality, and technical innovation when compared to our competitors.

Employees

At March 15, 2009, we employed 45 employees, all of whom are full time, and of whom 22 are in development and technical support, 12 are in sales and marketing and 11 are in warehouse and administrative support. All of our employees are located in the United States and none are represented by a union or labor group. We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

We are not required to respond to this item because we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our headquarters are located in an 8,900 square foot leased facility in Runnemede, New Jersey. This address is also the primary operating facility for our Sielox, LLC operating subsidiary.  The primary operating facilities for our Costar operating subsidiary are located in a 13,900 square foot facility in Carrollton, Texas.  Costar had a secondary facility located in Anaheim, California.  On September 30, 2008, we closed the California office.  Each of these facilities are leased.

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

The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the action vigorously.  The final Stipulation of Settlement is scheduled to be filed, with the Court, by April 1, 2009.

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

Berger v. L Q Corp., C.A. No. 3363 (Del. Ch.)

A Petition For Appraisal of Stock (the “Petition”) under Delaware’s General Corporation Law (the “DGCL”), 8 Del. C. § 262, was filed in the Delaware Court of Chancery on November 19, 2007 against L Q Corporation, our wholly owned subsidiary, by Andrew T. Berger (“Berger”), a purported beneficial owner of 49,014 shares of common stock in L Q Corporation, and by Cede & Co., the purported record owner of the shares beneficially owned by Berger. The Petition demanded appraisal of Berger’s shares in L Q Corporation, the payment of the fair value of such shares to Berger under Section 262 of the DGCL, and an award of fees and costs in connection with the filing and prosecution of the Petition. L Q Corporation moved to dismiss the Petition on December 19, 2007. In response to L Q Corporation’s motion to dismiss, Berger amended the petition for appraisal (the “Amended Petition”) on January 11, 2008. L Q Corporation filed a motion to dismiss the Amended Petition on January 23, 2008. L Q Corporation subsequently withdrew its motion to dismiss the Amended Petition on April 24, 2008, and answered the Amended Petition on May 1, 2008. On February 11, 2009, the parties agreed to mediate this action pursuant to Court of Chancery Rule 174 in an effort to settle this action, and a mediation conference was held on March 19, 2009.   At the mediation conference, the parties reached an agreement in principle to settle the action.  The parties currently are negotiating an agreement of dismissal and release (the “Agreement”) to be executed by the parties.  After the Agreement is executed by the parties, the parties will execute a stipulation of dismissal of the action (the “Stipulation”), submit the Stipulation to the Court of Chancery and request that the Court of Chancery enter the Stipulation as an Order of the Court of Chancery, which will dismiss the action with prejudice. The settlement amount will be in excess of $50,000 and will trigger an event of default under the articles of our loan documents with the Bank of Texas. Under the terms of the settlement, the Company will repurchase approximately 180,000 shares from Mr. Berger at approximately $0.82 per share. This transaction resulted in the Company repurchasing the above mentioned shares in a treasury stock transaction which was recorded at the estimated fair value of the shares as of the Merger date with the offsetting amount recorded as litigation settlement on the accompanying consolidated statements of operations.

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

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2008:
First Quarter	$ 0.30	$ 0.25
Second Quarter	$ 0.29	$ 0.14
Third Quarter	$ 0.30	$ 0.10
Fourth Quarter	$ 0.18	$ 0.06

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2007:
First Quarter	$ 0.34	$ 0.295
Second Quarter	$ 0.34	$ 0.26
Third Quarter	$ 0.33	$ 0.24
Fourth Quarter	$ 0.35	$ 0.29

The closing price per share of our common stock at March 28, 2009 was $0.04. As of that date, there were approximately 168 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders without undue expense.

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

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

On March 17, 2000, we completed the sale of 5,750,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-92677), as amended, that was declared effective by the SEC on March 13, 2000. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. We estimate that, as of December 31, 2008, approximately $88.5 million has been used, including approximately $39.3 million for working capital purposes, approximately $5.3 million for the purchase of equipment, $5.4 million to repurchase 6.7 million shares of our common stock, $35.0 million for the cash distribution paid in November 2003 and $3.5 million for the September 2003 Series B repurchase and liquidation preference.  At December 31, 2008, substantially all of the remaining net proceeds, constituting approximately $0.5 million, were held in investments and in interest-bearing accounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the description of our business and our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and the notes to those statements included elsewhere in this Annual Report. We are on a calendar year end, and except where otherwise indicated below, "2008" refers to the year ended December 31, 2008, and "2007" refers to the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “plan,” “estimate,” “project,” “should,” “will be” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Effective July 31, 2007, our wholly-owned subsidiary, L Q Merger Corp., merged with L Q Corporation, Inc., which develops, designs, and distributes a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International Inc. (“SES Resources”) subsidiary. As a result of the merger, L Q Corporation became our wholly-owned subsidiary. Immediately following the merger, we changed our name to Sielox, Inc.

Effective November 30, 2007, we shut down the operations of SES Resources and sold our equity interest in that company, together with its net fixed assets, to its minority shareholder for $10,000. In connection with this sale, we recorded certain liabilities for salary and benefits in accordance with the employment contract with Bradley Schnur, President of SES Resources, in the amount of $28,000.  The operations of SES Resources did not have a material impact on our operations or revenues for the year ended December 31, 2007.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Revenue

Total revenue was approximately $27.4 million in 2008, compared to $21.3 million in 2007. The increase in revenues of $6.1 million, or 29%, is due primarily to the recognition of a full twelve months of activity for both the Costar and Sielox, LLC subsidiaries.  In 2007, the year of the merger, we only recognized five months of activity for the Sielox subsidiary.

Gross Profit

Gross profit was approximately $7.8 million, or 28% of total revenue, in 2008 and $5.2 million, or 24% of total revenue, in 2007. The increase in gross profit in 2008 is primarily due to the recognition of a full twelve months of activity for both the Costar and Sielox subsidiaries.  Gross profit consists of revenues less the cost of revenues which includes material, labor, overhead costs including inspection, packaging, shipping and distribution.

General and Administrative

General and administrative expenses were approximately $8.8 million in 2008, compared to approximately $6.3 million in 2007. The increase of $2.5 million, or 38%, is primarily due to the recognition of a full twelve months of activity for both the Costar and Sielox subsidiaries.

Interest Income, Net

Interest income was approximately $33,000 in 2008, compared to approximately $138,000 in 2007. The decrease in interest income of $105,000, or 76%, from 2007 to 2008 is primarily due to lower average cash balances.

Net Loss

For the year ended December 31, 2008, we had a net loss of approximately $1,211,000, as well as negative cash flows from operations, compared to a net loss of approximately $990,000 for the year ended December 31, 2007.  The change in our net loss is due to having a full year of improved margins from our Sielox, LLC, subsidiary which was offset by the settlement of a law suit and additional expenses incurred as a result of the merger which occurred in 2007.  As a percentage of total revenue, net loss was 4% for the year ended December 31, 2008 compared to 5% for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering in March 2000, we financed our operations primarily through private sales of capital stock, the net proceeds of which totaled $27.1 million as of December 31, 1999. In March 2000, we sold 5,750,000 shares of common stock in our initial public offering. The proceeds to us from the initial public offering were $89.1 million, net of offering expenses. At December 31, 2008, cash and short-term investments relating to remaining net proceeds from our IPO totaled approximately $550,000.

We maintain a line of credit with the Bank of Texas. The line has a limit of $5.0 million and interest is charged on the outstanding balance at a variable rate which was 4.0% at December 31, 2008. The line is secured by our accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest. As of December 31, 2008 and 2007, approximately $1.27 million and $1.76 million were outstanding under the line of credit, respectively.

Net cash used in operating activities of approximately $0.5 million in 2008 primarily reflects an increase in accounts receivable and a decrease in accounts payable, offset by a decrease in inventories.

Net cash used in investing activities of approximately $0.2 million in 2008 primarily reflects the payment of the earnout provision relating to the acquisition of the assets of Southern Imaging, Inc. and Video Solutions Technology Center, Inc. of $634,000 and additions to property and equipment of $157,000 offset by the sale of short term investments of $584,000.

Net cash used in financing activities of approximately $487,000 in 2008 primarily reflects the net paydown for the line of credit with the Bank of Texas.

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

The Company has continued to incur losses and negative cash flows from operations. For the years ended December 31, 2008 and 2007, the Company incurred a net loss of $1,211 and $990, respectively and negative cash flows from operations of $479 and $2,137, respectively.  As of December 31, 2008, the Company had an accumulated deficit of approximately $139.7 million and outstanding debt from a line of credit which expires December 16, 2009. The Company’s management is aware that its current cash resources are not adequate to fund its operations over the next year.  The Company has experienced some liquidity problems relative to its short-term investments. The Company's existing and future obligations include expenses associated with developing synergies between the Company's operating subsidiaries and also the continued efforts in marketing and growing its customer base and product offerings. A general economic slowdown may impact the Company's ability to improve its liquidity through increased sales.  Due to the current credit crisis, it is uncertain that Company’s line of credit will be renewed when it comes due.  It is also uncertain if the facility will be renewed at an acceptable rate.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional revenue, improve gross profits and reduce expenses in order to achieve profitable operations and generate positive cash flows. Management’s plans to increase revenues include the continued building of its customer base and product lines. The Company’s management expects that the Company will turnaround during 2009. The Costar subsidiary has been profitable since it was acquired in 2006. That profitability is expected to continue and during 2009 Costar will begin to benefit from the closing of its California facility.

It is expected that the Sielox, LLC subsidiary will become profitable during 2009. Sielox, LLC’s hardware and software systems have been upgraded and new products, with higher gross margins, are being introduced. Included in those new products is a new controller and an interface that will enable access control products to interact with the Costar cameras.

As of December 31, 2009, the Company will have fully expensed the pre-paid Directors and Officers insurance policy, purchased by previous management. During the period 2004 through 2009, the Company has charged operations with approximately $330 per year to account for that pre-paid expense.

There can be no assurance that the Company will be successful in building its customer base and product line or that available capital will be sufficient to fund current operations and to meet financial obligations as it relates to working capital requirements and debt repayment until such time that the revenues increase to generate sufficient profits to cover operating costs. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company.

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical:

•

Revenue recognition.

•

Allowance for doubtful accounts.

•

Accounting for income taxes.

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

We account for our maintenance contract in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”.  Revenue from separately priced extended warranty and product maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period except in those circumstances in which sufficient historical evidence indicates that the costs of performing services under the contract are incurred on other than a straight-line basis.  In those circumstances, revenue is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

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

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in financial statements, uncertain tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. At December 31, 2008, we had no material uncertain tax positions.

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

Valuation of Investments in Securities and Securities at Fair Value - Definition and Hierarchy

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008.  Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable.

In February 2008, the Financial FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, form the application of SFAS No. 157.  We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations.  Further information about the application of SFAS No. 157 may be found in Note 2 to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to January 1, 2008. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination or prior to the adoption of fresh start reporting. Under SFAS 141, any reduction in the valuation allowance as a result of the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite lived intangible assets until the net carrying costs of these assets is zero. By contrast, SFAS 141R requires that any reduction in this valuation allowance be reflected through the income tax provision. SFAS 141R also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for acquisitions consummated for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

On October 10, 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have an impact on the Company’s results of consolidated operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record in the statement of operations, any unrealized gains and losses on available for sale securities and held to maturity securities. Effective January 1, 2008, the Company adopted the provisions of SFAS 159 resulting in no impact to the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statement” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008 with retrospective application. The Company expects to adopt SFAS 160 beginning January 1, 2009 and management is currently evaluating the potential impact on the consolidated financial statements when implemented.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and corresponding notes are included in this Annual Report beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.   Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on its evaluation, the Company identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.  While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of December 31, 2008.  Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this annual report.  Due to our small size and limited resources it is difficult for us to attract qualified personnel.  As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information required by this Item 13 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

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

EXHIBIT NO.	TITLE

2.1	Asset Purchase Agreement dated as of June 20, 2006 by and among Costar Video Systems, Video Solutions Technology Center, Southern Imaging, VSTC, and the shareholders of Southern Imaging(1)

2.2	Amended and Restated Agreement and Plan of Merger, dated as of February 26, 2007, by and among Dynabazaar, Inc., L Q Corporation, Inc., and LQ Merger Corp. (the “Merger Agreement”)(2)

2.3	Letter Agreement dated February 26, 2007 between Barington Capital Group, L.P. and the Special Committee of the Board of Directors of Dynabazaar, Inc.(2)

2.4	Amendment to the Merger Agreement(3)

3.1	Form of Fifth Amended and Restated Certificate of Incorporation of the Company(4)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company(5)

3.3	Composite Amended and Restated Bylaws of the Company as amended by Amendment to Bylaws adopted May 16, 2001(6)

4.1	Form of Specimen Certificate for the Company’s Common Stock (14)

10.1	Form of Indemnity Agreement entered into by Fairmarket, Inc. with each of its directors(1)

10.2	2000 Stock Option and Incentive Plan(4)+

10.3	Services Agreement dated as of December 17, 2004 between Dynabazaar, Inc. and Barington Capital Group, L.P.(7)

10.4	Amendment to Services Agreement dated as of March 23, 2006 between Dynabazaar, Inc. and Barington Capital Group, L.P.(8)

10.5	Amendment to Administrative Services Agreement dated as of March 30, 2007 between Dynabazaar, Inc. and Barington Capital Group, L.P.(9)

10.6	Amendment to Services Agreement dated as of December 31, 2007 between Sielox, Inc. and Barington Capital Group, L.P.(10)

10.7	Amendment to Services Agreement dated as of December 31, 2008, between Sielox, Inc. and Barington Capital Group L.P. (11)

10.8	Amendment to Administrative Services Agreement dated as of May 18, 2007 between Dynabazaar, Inc. and Barington Capital Group, L.P. (14)

10.9	Employment Agreement between Sielox, Inc. and James Pritchett dated January 1, 2009 (12)

10.10	Agreement dated December 28, 2005 between L Q Corporation and Karen G. Evans +

10.11	Lease Agreement, dated as of January 27, 2006, by and between D&P 170 Ninth Avenue Associates, L.P. and LQ Corporation, Inc. (14)

10.12

Commercial Industrial Lease Agreement, dated as of June 30, 2005 by and between CSHV Texas Industrial, LP and Southern Imaging, Inc., as amended by First Amendment to Lease, dated as of February 1, 2006 (14)

10.13	2007 Reseller Agreement, effective as of April 1, 2007, by and between Sony Electronics Inc. and Southern Imaging, Inc. (14)

10.14	Distributor Agreement, effective as of April 16, 2004, by and between the Imaging Systems Division of Toshiba America Information Systems, Inc. and Southern Imaging. (14)

10.15	Business Loan Agreement, dated August 16, 2008, between Costar Video Systems, LLC and Bank of Texas, N.A. (13)

21.1	Subsidiaries

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

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

(11)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Current Report on Form 8-K dated December 31, 2008 filed with the SEC January 5, 2009.

(12)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Current Report on Form 8-K dated January 20, 2009 filed with the SEC on January 20, 2009.

(13)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Current Report on Form 8-K dated August 13, 2008 filed with the SEC on August 19, 2008.

(14)

Included as an exhibit to, and incorporated in this Report by reference to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

(c)

Financial Statement Schedules

Please see page F-30 of the Company's financial statements included in this Annual Report on Form 10-K, which is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

SIELOX, INC.

By:

/s/ James Pritchett

James Pritchett

President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ James Pritchett James Pritchett	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ Melvyn Brunt Melvyn Brunt	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ Rory J. Cowan Rory J. Cowan	Director and Chairman of the Board	March 31, 2009

/s/ Jared L. Landaw Jared L. Landaw	Director	March 31, 2009

/s/ Gregory Hradsky Gregory Hradsky	Director	March 31, 2009

/s/ Dianne McKeever Dianne McKeever	Director	March 31, 2009

/s/ James Mitarotonda James Mitarotonda	Director	March 31, 2009

SIELOX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007	F-5-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-7-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sielox, Inc.

We have audited the accompanying consolidated balance sheets of Sielox, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sielox, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has continued to incur negative cash flows from operations, and net losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated financial schedules listed under Item 15. In our opinion, these consolidated financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 31, 2009

SIELOX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$249	$1,422
Short-term investments	305	889
Accounts receivable, net of allowance for doubtful accounts of $79 and $25 in 2008 and 2007, respectively	4,925	3,920
Inventories, net of reserve for obsolescence of $198 and $194 in 2008 and 2007, respectively	5,679	7,005
Prepaid expenses, current	522	484
Total current assets	11,680	13,720
Fixed assets, net	319	354
Goodwill	1,229	1,229
Trade Name - Costar	1,587	1,587
Trade mark – Sielox, LLC	300	300
Distribution agreement, net	1,284	1,358
Customer relationships, net	932	1,198
Proprietary technology, net	411	474
Long-term prepaid expenses	–	347
Other assets	66	67
Total assets	$17,808	$20,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,917	$3,664
Accrued expenses and other	799	527
Contingent purchase price, current portion	773	700
Deferred revenue, current	27	–
Line of credit	1,274	1,761
Total current liabilities	5,790	6,652
Long term liability, contingent purchase price	270	983
Total liabilities	6,060	7,635
Commitments and contingent liabilities
Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized, and 0 shares issued at December 31, 2008 and 2007 respectively
Common stock, $0.001 par value; 90,000,000 shares authorized, and 42,016,924 shares issued at December 31, 2008 and 2007, respectively	42	42
Additional paid-in capital	155,788	155,774
Accumulated other comprehensive income	260	260
Accumulated deficit	(139,818)	(138,607)
	16,272	17,469
Less: Common stock held in treasury, at cost; 6,296,613 and 6,116,241 shares at December 31, 2008 and 2007, respectively
	(4,524)	(4,470)
Total stockholders’ equity	11,748	12,999
Total liabilities and stockholders’ equity	$17,808	$20,634

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007

Net revenues	$27,391	$21,259
Cost of revenues	19,595	16,017
Gross profit	7,796	5,242

Selling, general and administrative expenses	8,840	6,276
Loss from operations	(1,044)	(1,034)

Other income (expenses):
Interest income	33	138
Interest expense	(107)	(94)
Legal settlement	(93)
Total other income (expense), net	(167)	44
Net income (loss)	$(1,211)	$(990)

Net income (loss) per common share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic	35,720	28,740
Diluted	35,720	28,740

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In thousands)

			Additional
	Common Stock		Paid-In	Treasury Stock
	Shares	Amount	Capital	Shares	Amount

Balances at January 1, 2007	29,726	$30	$151,757	6,116	$(4,470)

Issuance of common stock in connection with merger	12,291	12	3,676

Stock based compensation in connection with merger			341

Balances at December 31, 2007	42,017	42	155,774	6,116	(4,470)

Purchase Treasury Stock at fair value				180	(54)
Net loss
Stock based compensation			14

Balances at December 31, 2008	42,017	$42	$155,788	6,296	$(4,524)

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In thousands) (continued)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit		Comprehensive Income(Loss)	Total Stockholders’ Equity (Deficit)

Balances at January 1, 2007	$260	$(137,617)	$		$9,960

Net loss		(990)		(990)	(990)
Issuance of common stock in connection with merger					3,688

Stock based compensation in connection with merger					341

Balances at December 31, 2007	260	(138,607)		(990)	12,999

Purchase Treasury Stock at fair value					(54)

Net loss		(1,211)		(1,211)	(1,211)

Stock based compensation					14

Balances at December 31, 2008	$260	$(139,818)		$(1,211)	$11,748

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss):	$(1,211)	$(990)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation amortization	595	567
Provision for bad debt	54	15
Stock based compensation	14	–
Litigation settlement	93
Changes in operating assets and liabilities:
Accounts receivable, net	(1,059)	(724)
Inventories	1,326	(2,468)
Prepaid expenses and other current assets	(38)	28
Long-term prepaid expenses	347	347
Other assets, long-term	1	(19)
Accounts payable	(753)	1,092
Accrued expenses and other	125	15
Deferred revenue, current	27	–
Net cash used in operating activities	(479)	(2,137)
Cash flows from investing activities:
Redemptions of short-term investments, net	584	952
Direct costs of merger	–	(140)
Cash acquired through merger activity	–	1,368
Payment of earn out provision	(634)	(542)
Purchases of fixed assets	(157)	(217)
Net cash provided by (used in) investing activities	(207)	1,421
Cash flows from financing activities:
Proceeds from (payments for) line of credit, net	(487)	1,032
Refunded security deposit	–	9
Net cash provided by (used in) financing activities	(487)	1,041
Net increase (decrease) in cash and cash equivalents	(1,173)	325
Cash and cash equivalents, beginning of year	1,422	1,097
Cash and cash equivalents, end of year	$249	$1,422

The accompanying notes are an integral part of the consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest in 2008 and 2007 was $107 and $94, respectively.  Cash paid for taxes in 2008 and 2007 was $58 and $79, respectively.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

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

Fair value of assets acquired resulting from the merger, net of cash acquired of $1,368	$2,235
Fair value of liabilities assumed resulting from the merger	$1,463
Fair value of common stock issued resulting from the merger, including $150 issued to Barington Capital Group, L.P.	$3,688
Fair value of stock options issued from the merger	$341

Purchase of treasury stock at fair value unpaid at year end was $54.

SIELOX, INC. AND SUBSIDIARIES

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

The Company operates through two wholly-owned subsidiaries: Costar Video Systems, LLC (“Costar”) and Sielox, LLC.  The Costar subsidiary runs the Company’s operations relating to its security surveillance and industrial vision products and the Sielox, LLC subsidiary runs the Company’s operations relating to its access control systems.

Effective July 31, 2007, the Company’s wholly-owned subsidiary, L Q Merger Corp., merged with and into L Q Corporation, with L Q Corporation continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”). L Q Corporation develops, designs and distributes a complete line of access control software, programmable controllers and related accessories through its Sielox, LLC subsidiary, and provided strategic security and business protection solutions and corporate investigations through its SES Resources International Inc. subsidiary. At that time we changed our name from Dynabazaar, Inc. to Sielox, Inc.

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

Sebastian E. Cassetta, who served as a member of the Company’s Board and as the Company’s President and CEO on a part time basis, and was a Senior Managing Director and the Chief Operating Officer of Barington Capital Group L.P. (“Barington”).  He also served as the Chief Executive Officer of Costar until his resignation on January 20, 2009.  Dianne K. McKeever, a former research analyst at Barington, serves as one of the Company’s directors. Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively beneficially own greater than 10% of the Company’s outstanding common stock.

As of September 30, 2007, management has decided to shut down the operations of SES, with an effective date of November 30, 2007. The Company agreed to sell its equity interest, together with the net fixed assets, to the minority shareholder for $10,000. The Company recorded certain liabilities for salary and benefits in accordance with the employment contract with Bradley Schnur, President of SES Resources, in the amount of $28,000. The operations of SES Resources did not have a material impact on the Consolidated Statements of Operations for the year ended December 31, 2007.

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On December 31, 2007, the Board of the Company, by unanimous written consent of the Board, including each independent director, approved an amendment (the “Amendment”) to the Services Agreement. The Amendment extends the term of the Services Agreement through December 31, 2008.   On December 31, 2008, the Board of the Company, by unanimous written consent of the Board, including each independent director, approved an amendment (the “Amendment”) to the Services Agreement.  The Amendment extends the term of the Services Agreement through December 31, 2009.

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

On January 20, 2009, the Company announced the appointment of James Pritchett as its new President and Chief Executive Officer as well as Mr. Pritchett’s appointment to the Board of Directors.  Mr. Pritchett replaces Sebastian E. Cassetta, who held the position of President and CEO on a part-time basis, and was a member of the Board until his resignation.  The Company also announced on this day that it has expanded the size of its Board of Directors to six members and appointed James Mitarotonda to fill the newly created position on the Board.  Mr. Mitarotonda has served in the past as both a director and the chief executive officer of L Q Corporation, Inc. and Dynabazaar, Inc.

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company complies with the accounting principles generally accepted in the United States of America and the accounting and reporting requirements of Regulation S-X.  The accompanying consolidated financial statements include the accounts of Sielox, Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the presentation of current year information.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2008, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

The following schedule summarizes the estimated fair value of the Company’s cash and cash equivalents ($ in thousands):

	December 31,
	2008	2007

Cash	$197	$74
Money market funds	52	1,348
	$249	$1,422

SHORT-TERM INVESTMENTS ($ in thousands)

The Company’s short term investments consist of an investment in a capital reserve fund at a financial institution.  These securities have been classified as “available-for-sale” and are carried at fair value on the accompanying consolidated balance sheets. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $305 and $889 at December 31, 2008 and 2007, respectively. Fair value approximates carrying value for short term investments. There were no realized or unrealized losses incurred on these securities for the years ended December 31, 2008 and 2007, respectively. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has experienced some difficulty in liquidating its short term investments when redemptions have been requested due to the economic downturn and the state of the markets for the securities that are underlying the investments in the capital reserve funds.  In January 2009, the Company has received approximately $60 and anticipates additional distributions in the second and fourth quarters of 2009. After receipt of the anticipated distribution in the second quarter, the Company estimates that it will have received distributions of approximately 96% of the net assets invested in the capital reserve fund.

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

CONCENTRATION OF CUSTOMERS ($ in thousands)

The Company’s security surveillance product line customers include traditional “large box” national retailers and distributors. The Company’s industrial vision product line customers include manufacturers that assemble products using automated production lines; they use the Company’s video systems to monitor activity on the production line. For the twelve month period ended December 31, 2008, the Company had two customers that contributed 17.9% and 13.2% of sales revenue, for a total of $4,904 and $3,609, respectively.  As of December 31, 2008, those same two customers owed 33.4% and 7.3% of the outstanding receivable balance, for a total of $1,643 and $357, respectively.

In 2007, the two largest customers accounted for approximately 13.9% and 13.7% of the Company’s total revenue, respectively. As of December 31, 2007, those same two customers owed collectively approximately $719, or 18.3%, of our outstanding accounts receivable balance.

CONCENTRATION OF SUPPLIERS ($ in thousands)

In 2008, the Company made purchases of approximately 25.0% of total purchases from one major supplier for a total of $4,608. As of December 31, 2008, amounts owed to the supplier were approximately 29.8% of the total accounts payable balance, for a total of $893.  In 2007, the Company purchased in the aggregate approximately 39.0% of its products from two main suppliers.  As of December 31, 2007, those same two suppliers were collectively owed 45.7% of our outstanding accounts payable balance.

VALUATION OF INVESTMENTS IN SECURITIES AT FAIR VALUE

The Company complies with the accounting and reporting requirements of SFAS No. 107 Disclosures about Fair Value of Financial Instruments.  Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period (see note 3). SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of a financial asset or liability as of the measurement date.

SIELOX, INC. AND SUBSIDIARIES

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

CASH EQUIVALENTS-MONEY MARKET MUTUAL FUNDS

Money market mutual funds are recorded at fair value on a recurring basis and include money market funds classified as level 1. The fair value of the money market funds, recognized as cash equivalents, are determined through active market, observable and corroborated sources.

ACCOUNTS RECEIVABLE, AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company complies with the accounting and reporting requirements of the AICPA’s Statement of Position (SOP) 01-6 Accounting by Certain Entities (including entities with trade receivables) That Lend to or Finance the Activities of Others. Accounts receivable are recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the failure of customers to make required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred.

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES ($ in thousands)

Inventories are recorded on the first in first out basis and are stated at the lower of average cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value.  As of December 31, 2008, the Company had $137 in raw materials and $5,542 in finished goods.  This compares to $199 in raw materials and $6,806 in finished goods as of December 31, 2007.

PREPAIDS

The Company paid for a six year “tail” on a directors and officers insurance policy relating to the activities of the Company and its management for the period prior to 2004. The policy expires in 2009.  This amount is included in current pre-paid expenses, current.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the assets estimated useful lives.

LONG LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A loss is recognized on the consolidated statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There were no impairments and no impairment loss was recorded during the fiscal years ended December 31, 2008 or 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS

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

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company reviews for possible impairment whenever circumstances indicate the carrying value of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There were no impairments and no impairment loss was recorded during the fiscal years ended December 31, 2008 or 2007.

SHIPPING AND HANDLING COSTS

The Company complies with the accounting and reporting requirements of Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.  Shipping and handling charges to customers are included in revenues, and are included in cost of revenues.

ADVERTISING COSTS

The Company complies with the accounting and reporting requirements of the AICPA’s Statement of Position (SOP) 93-7, Reporting on Advertising Costs.  Advertising costs are charged to operations when incurred.

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

The Company ships and invoices its sales in accordance with signed purchase orders. In conformity with the guidelines provided in SEC’s Staff Accounting Bulletin (SAB) Topic 13 Revenue Recognition, the Company only recognizes revenue when it is realized and earned. The Company considers its revenues to have been earned when goods are shipped in accordance with signed purchase orders. Any software imbedded in the products sold is considered incidental to the product being sold.

The Company accounts for maintenance contracts in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”.  Revenue from separately priced extended warranty and product maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period.  In those circumstances, revenue is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

DEFERRED REVENUE

Deferred revenue represents the unrecognized portion of the Company’s separately priced product maintenance contracts. Revenue from these contracts is recognized in income on a straight-line basis over the contract period.

RESEARCH AND DEVELOPMENT COSTS

The Company complies with the accounting and reporting requirements of SFAS No. 2, Accounting For Research and Development Costs.  Expenditures for research, development and engineering of software and hardware products, included in selling, general and administrative expenses in the consolidated statements of operations, are expensed as incurred.

INCOME TAXES

In accordance with SFAS No. 109 “Accounting for Income Taxes”, which requires an asset and liability approach to financial reporting for income taxes.  Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No (FIN) 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in financial statements, uncertain tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. At December 31, 2008, we had no material uncertain tax positions.

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

SIELOX, INC. AND SUBSIDIARIES

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

During the years ended December 31, 2008 and 2007, the Company recognized stock-based compensation expense of $14 and $0, respectively, in its consolidated financial statements.  The amount includes compensation expense for fully vested stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model as prescribed by SFAS No. 123(R) using the following assumptions:

	2008	2007
Expected dividend yield	0%	0%
Expected stock price volatility	57%	20%
Risk-free interest rate	4.78%	4.00%
Expected life in years.	10 years	10 years

	2008	2007
Weighted-average fair value of options
granted during the period	$0.19	$0.13

SIELOX, INC. AND SUBSIDIARIES

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to January 1, 2008. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination or prior to the adoption of fresh start reporting. Under SFAS 141, any reduction in the valuation allowance as a result of the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite lived intangible assets until the net carrying costs of these assets is zero. By contrast, SFAS 141R requires that any reduction in this valuation allowance be reflected through the income tax provision. SFAS 141R also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for acquisitions consummated for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

On October 10, 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have an impact on the Company’s results of consolidated operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record in the statement of operations, any unrealized gains and losses on available for sale securities and held to maturity securities. Effective January 1, 2008, the Company adopted the provisions of SFAS 159 resulting in no impact to the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statement” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008 with retrospective application. The Company expects to adopt SFAS 160 beginning January 1, 2009 and management is currently evaluating the potential impact on the consolidated financial statements when implemented.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATION ($ in thousands)

The Company has continued to incur losses and negative cash flows from operations. For the years ended December 31, 2008 and 2007, the Company incurred a net loss of $1,211 and $990, respectively and negative cash flows from operations of $479 and $2,137, respectively.  As of December 31, 2008, the Company had an accumulated deficit of approximately $139.7 million and outstanding debt from a line of credit which expires December 16, 2009. The Company’s management is aware that its current cash resources are not adequate to fund its operations over the next year.  The Company has experienced some liquidity problems relative to its short-term investments. The Company's existing and future obligations include expenses associated with developing synergies between the Company's operating subsidiaries and also the continued efforts in marketing and growing its customer base and product offerings. A general economic slowdown may impact the Company's ability to improve its liquidity through increased sales.  Due to the current credit crisis, it is uncertain that Company’s line of credit will be renewed when it comes due.  It is also uncertain if the facility will be renewed at an acceptable rate.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustment has been made in the consolidated financial statements to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATION ($ in thousands) (continued)

Management recognizes that the Company must generate additional revenue, improve gross profits and reduce expenses in order to achieve profitable operations and generate positive cash flows. Management’s plans to increase revenues include the continued building of its customer base and product lines. The Company’s management expects that the Company will turnaround during 2009. The Costar subsidiary has been profitable since it was acquired in 2006. That profitability is expected to continue and during 2009 Costar will begin to benefit from the closing of its California facility.

It is expected that the Sielox, LLC subsidiary will become profitable during 2009. Sielox, LLC’s hardware and software systems have been upgraded and new products, with higher gross margins, are being introduced. Included in those new products is a new controller and an interface that will enable access control products to interact with the Costar cameras.

As of December 31, 2009, the Company will have fully expensed the pre-paid Directors and Officers insurance policy, purchased by previous management. During the period 2004 through 2009, the Company has charged operations with approximately $330 per year to account for that pre-paid expense.

There can be no assurance that the Company will be successful in building its customer base and product line or that available capital will be sufficient to fund current operations and to meet financial obligations as it relates to working capital requirements and debt repayment until such time that the revenues increase to generate sufficient profits to cover operating costs. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company.

NOTE 4. EARNINGS (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. At December 31, 2008 and 2007 the additional shares of common stock outstanding have been excluded from the calculation of diluted net loss per common share because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated ($ in thousands, except, per share amounts):

	Year ended December 31,
	2008	2007
Numerator:
Net loss	$(1,211)	$(990)
Denominator:
Weighted-average shares	35,720	28,740
Denominator used for basic and diluted calculation	35,720	28,740
Earnings (loss) per share:
Basic and diluted	$(0.03)	$(0.03)

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. EARNINGS (LOSS) per common share (continued)

At December 31, 2008 and 2007, options to purchase 3,150,584 and 3,440,848 shares of common stock were not included in the diluted net loss per share calculation above because to do so would be anti-dilutive.

NOTE 5. ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
Professional fees	$ 134	$ 310
Accrued bonuses	352	132
Severance pay for former CEO	68
Accrual for litigation settlement	147
Other	98	85
Total accrued expenses	$ 799	$ 527

NOTE 6. FIXED ASSETS ($ in thousands)

Fixed assets are recorded at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over estimated useful lives of 3-7 years.

Fixed assets at December 31, 2008 and 2007 were as follows:

	2008	2007
Office furniture and equipment	$ 480	$ 386
Demonstration and technical equipment	228	165
Leasehold improvements	84	84
	792	635
Less accumulated depreciation	(473)	(281)
Total	$ 319	$ 354

Depreciation expense was $192 and $164 for 2008 and 2007, respectively.

NOTE 7. INTANGIBLE ASSETS ($ in thousands)

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The following is a summary of amortized and unamortized intangibles at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$1,598	$666	$1,598	$400
Distribution agreement	1,468	184	1,468	110
Proprietary technology	500	89	500	26
	$3,566	$939	$3,566	$ 536
Unamortized intangible assets
Trade name Costar	$1,587		$1,587
Trade name Sielox, LLC	300		300
	$5,453		$5,453

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7. INTANGIBLE ASSETS ($ in thousands) (continued)

The weighted average amortization period is 12 years.  The estimated useful life for customer relationships, proprietary technology and distribution agreements are 6, 8 and 20 years, respectively.

Amortization expense was $403 in 2008 and 2007. Estimated amortization expense for each of the ensuing years through December 31, 2012 is:

December 31,

2009	403
2010	403
2011	403
2012	269
2013	136

NOTE 8. LONG TERM LIABILITY ($ in thousands)

Long term liability, of $270 and $983 for 2008 and 2007, respectively, refers to a potential additional purchase price to be paid to the former owners of Southern Imaging, Inc. and Video Solutions Technology Center, Inc. in accordance with the Asset Purchase Agreement.  During the second quarter of 2008, we made a payment of $634, representing the second of four possible annual deferred payments. The Company anticipates making a payment during the second quarter of 2009 for an amount estimated to be approximately $773 which is reflected as a current liability on the accompanying consolidated balance sheet at December 31, 2008.

NOTE 9. MERGER ($ in thousands)

As discussed in Note 1, the Merger was consummated on July 31, 2007, so that both entities can take advantage of synergies which can be developed within the security industry, as well as expected cost savings which would be the result of operating as one Company. The aggregate consideration given by the Company in order to consummate the Merger, including merger expenses of $140, was $4,169. As part of the Merger consideration, the Company issued 11,829,001 shares to the former stockholders of L Q Corporation, 461,538 shares to Barington as consideration for Merger fees, and 2,676,504 stock options to preexisting affiliates of the Company and former L Q Corporation stock option holders.

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

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9. MERGER ($ in thousands) (continued)

The Company utilized an independent appraiser to appraise tangible and intangible assets received as a result of the Merger at July 31, 2007. The above table represents the Company’s assessment, as supported by the asset appraisal, of the fair value of assets obtained and liabilities assumed relative to the merger transaction.  The excess of the consideration given over the fair value of the net assets obtained is reflected as goodwill.  As of December 31, 2008, management has decided that intangible assets acquired as a result of the Merger are not impaired.

NOTE 10. PROFORMA INCOME STATEMENTS ($ in thousands) (unaudited)

Pro Forma Statements of Operations

The following unaudited pro forma information presents results of operations of the Company as if the Merger (see note 9) transaction had occurred as of January 1, 2007. Although prepared on a basis consistent with the Company’s consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results.

Year ended December 31, 2007
Net sales	$25,057
Cost of goods sold	18,091
Gross profit	6,966

General and administrative expenses	6,736
Technical and engineering expenses	1,999
Total expenses	8,735

Net loss from operations	(1,769)

Interest income	175
Other income (expenses), net	(91)
Proforma adjustment, amortization of intangible assets(a)	(39)
Proforma adjustment for general and administrative(b) expense	395
Net (Loss)	$(1,329)
Net loss per share - as reported	(0.03)
Net loss per share - proforma	(0.05)
Weighted - average shares	28,740

(a)

Amortization represents annual charges to amortization expense for the intangible assets acquired which are subject to amortization.

(b)

Estimated decrease in general and administrative expenses as a result of synergies obtained through the Merger.

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11. CREDIT LINES ($ in thousands)

The Company maintains a line of credit with the Bank of Texas. The line has a limit of $5,000 and interest is charged on the outstanding balance.  Pursuant to the loan agreement, interest is charged at the BOKF National Prime Rate Index as determined by BOK Financial Corporation (4.0% at December 31, 2008). The line is secured by accounts receivable and inventories and the agreement requires the maintenance of financial ratios and monthly payments of accrued interest. The line is due on December 16, 2009.  As of December 31, 2008 and 2007, approximately $1,274 and $1,761 were outstanding under the line of credit, respectively.

A Petition For Appraisal of Stock was filed in the Delaware Court of Chancery against LQ Corporation our wholly owned subsidiary (See note 18). The parties agreed to mediate this in an effort to settle this action. A mediation conference was held on March 19, 2009. At the mediation conference, the parties reached an agreement in principle to settle the action. The parties currently are negotiating an agreement of dismissal and release to be executed by the parties. The settlement amount will be in excess of $50,000 and will trigger an event of default under the articles of our loan documents with the Bank of Texas.

NOTE 12. STOCKHOLDERS’ EQUITY

At December 31, 2008 and 2007, the authorized capital stock of the Company consisted of (i) 90,000,000 shares of voting common stock with a par value of $0.001 per share and (ii) 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company’s Board has the authority to determine the voting powers, designations, preferences, privileges and restrictions of the preferred shares.

NOTE 13. STOCK OPTION PLANS

2000 STOCK OPTION AND INCENTIVE PLAN

The Company’s 2000 Stock Option and Incentive Plan (the “2000 Incentive Plan”) provides for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards and other forms of awards to officers, directors, employees and consultants of the Company. At December 31, 2008 there were 3,150,584 share options issued under this plan. At December 31, 2008, there were 3,357,814 shares available for issuance under the 2000 Incentive Plan.

SIELOX, INC. AND SUBSIDIARIES

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

2000 EMPLOYEE STOCK OPTION AND INCENTIVE PLAN

In October 2000, the Company’s Board of Directors approved the 2000 Employee Stock Option and Incentive Plan (the “2000 Employee Plan”), which originally provided for the issuance of up to 1,500,000 shares of common stock, under non-qualified stock options to employees and key persons of the Company other than any member of the Company’s Board of Directors or any other individual who is subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934, as amended. In January 2001, in connection with the one-time employee option exchange incentive program described below, the Board of Directors amended the 2000 Employee Plan to increase the number of shares of common stock available for issuance under the 2000 Employee Plan to 2,654,750. At December 31, 2008, there were 2,540,638 shares available for issuance under the 2000 Employee Plan. The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the times at which each option vests.

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Vested and exercisable
Range of Exercise Price Per Share	Number Outstanding	Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share

$0.19-$0.55	3,150,584	6.96	$0.37	2,902,772	$0.38

Stock option activity for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at beginning of period	3,440,848	$0.38	1,413,000	$0.33
Granted	150,000	$0.19	2,676,504	$0.41
Exercised
Canceled	(440,264)		(648,656)
Outstanding at end of period	3,150,584	$0.37	3,440,848	$0.38

Options exercisable at end of period	2,902,772	$0.38	3,100,848	$0.39
Weighted average fair value of options granted during the period at fair value		$0.14		$0.13

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13. STOCK OPTION PLANS (continued)

The Company recognizes the compensation expense over the vesting period. For the years ended December 31, 2008 and 2007, related expense recognized was $14, and $0, respectively.

Options granted in 2007 of 2,676,504, includes the conversion, at the exchange rate of 3.68, of 261,000 L Q Corporation options into the Company’s options, as a result of the merger.

NOTE 14. NET REVENUES BY GEOGRAPHIC REGION

The table below presents revenues by principal geographic region for the years ended December 31, 2007 and 2006 ($ in thousands):

	2008	%	2007	%

United States	$26,690	99	$20,759	99
International	701	1	500	1
Worldwide	$27,391	100	$21,259	100

NOTE 15. INCOME TAXES ($ in thousands)

The provision for income taxes consisted of the following ($ in thousands):

	2008			2007
	Federal	State	Total	Federal	State	Total
Current	$ —	$ —	$ —	$ —	$ —	$ —
Deferred	312	64	376	281	50	331
Valuation allowance	(312)	(64)	(376)	(281)	(50)	(331)
Total	$ —	$ —	$ —	$ —	$ —	$ —

The Company’s effective tax rate varies from the statutory rate as follows:

	Year Ended December 31,
	2008	2007
U.S. federal income tax rate	(34.0) %	(34.0) %
State taxes	(6.0)	(6.0)
	(40.0)	(40.0)

Valuation allowance	40.0	40.0
	— %	— %

Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$8,811	$5,648
Valuation allowance	(8,811)	(5,648)
Net deferred tax assets	$ —	$ —

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15. INCOME TAXES ($ in thousands) (continued)

In connection with ownership changes, it was determined that certain of the Company’s net operating loss carryfowards (“NOL”) have been limited. The Company recently completed an Internal Revenue Code Section 382 evaluation that quantified the limitation of the NOL. As of December 31, 2008, the Company has approximately $22.0 million of NOLs that can be utilized in future years. These NOLs , if not used ,  will expire between 2019 and 2028. These NOL’s are subject to IRC Section 382 limitations as applicable to the members of the consolidated group that have experienced ownership changes under IRC Section 382.  Such limitations as they apply to the members of the group are approximately $26,000 per year and $145,000 per year. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized. The valuation allowance for deferred tax assets increased by approximately $3.1 million in 2008.

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

NOTE 16. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2008 and 2007. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share data)
Revenue	$6,584	$7,311	$6,153	$7,343
Gross profit	1,793	2,185	1,694	2,124
Net income (loss)	(453)	(10)	(462)	(286)
Basic and diluted net income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share data)
Revenue	$4,208	$3,975	$6,431	$6,645
Gross profit	880	853	1,650	1,859
Net income (loss)	(31)	(172)	(230)	(557)
Basic and diluted net income (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

NOTE 17. LEASE AGREEMENTS

The Company leases certain of its facilities under operating leases which expire in 2010 and 2011. Future minimum annual rent payments are approximately as follows:

Year ending December 31,

2009	$ 219,000
2010	$ 224,000
2011	$ 15,000

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18. LEGAL PROCEEDINGS

The Company, as well as the Company’s subsidiary, L Q Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court (the “Settlement”). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Neither the Company nor L Q Corporation was a party in one of the six focus cases.  Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied in substantial part the motions to dismiss the amended complaints in the six focus cases. Plaintiffs also filed new motions for class certification, which the issuer defendants and the underwriter defendants separately opposed. The plaintiffs have voluntarily withdrawn their motion for class certification without prejudice.

The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the action vigorously.  The final stipulation of Settlement is scheduled to be filed, with the Court, by April 1, 2009.

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

Berger v. L Q Corp., C.A. No. 3363 (Del. Ch.)

A Petition For Appraisal of Stock (the “Petition”) under Delaware’s General Corporation Law (the “DGCL”), 8 Del. C. § 262, was filed in the Delaware Court of Chancery on November 19, 2007 against L Q Corporation, our wholly owned subsidiary, by Andrew T. Berger (“Berger”), a purported beneficial owner of 49,014 shares of common stock

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18. LEGAL PROCEEDINGS (continued)

in L Q Corporation, and by Cede & Co., the purported record owner of the shares beneficially owned by Berger. The Petition demanded appraisal of Berger’s shares in L Q Corporation, the payment of the fair value of such shares to Berger under Section 262 of the DGCL, and an award of fees and costs in connection with the filing and prosecution of the Petition. L Q Corporation moved to dismiss the Petition on December 19, 2007. In response to L Q Corporation’s motion to dismiss, Berger amended the petition for appraisal (the “Amended Petition”) on January 11, 2008. L Q Corporation filed a motion to dismiss the Amended Petition on January 23, 2008. L Q Corporation subsequently withdrew its motion to dismiss the Amended Petition on April 24, 2008, and answered the Amended Petition on May 1, 2008. On February 11, 2009, the parties agreed to mediate this action pursuant to Court of Chancery Rule 174 in an effort to settle this action, and a mediation conference was held on March 19, 2009. At the mediation conference, the parties reached an agreement in principle to settle the action.  The parties currently are negotiating an agreement of dismissal and release (the “Agreement”) to be executed by the parties.  After the Agreement is executed by the parties, the parties will execute a stipulation of dismissal of the action (the “Stipulation”), submit the Stipulation to the Court of Chancery and request that the Court of Chancery enter the Stipulation as an Order of the Court of Chancery, which will dismiss the action with prejudice.  The settlement amount will be in excess of $50,000 and will trigger an event of default under the articles of our loan documents with the Bank of Texas. Under the terms of the settlement, the Company will repurchase approximately 180,000 shares from Mr. Berger at approximately $0.82 per share. This transaction resulted in the Company repurchasing the above mentioned shares in a treasury stock transaction which was recorded at the estimated fair value of the shares as of the Merger date with the offsetting amount recorded as litigation settlement on the accompanying consolidated statements of operations.

SIELOX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19- FAIR VALUE MEASUREMENTS ($ in thousands)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (money market funds)	$52	$52	$-	$-
Short-term investments (capital reserve fund)	305	-	305	$-
Total	$357	$52	$305	$-

SIELOX, INC. SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)	Balance At Beginning of Period	Charged to Operations	Deductions	Balance At End of Period

Year ended December 31, 2007:
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$10	15		$25
Deferred tax asset valuation allowance	$5,005	643		$5,648

Year ended December 31, 2008:
Allowance deducted from asset accounts: Allowance for doubtful accounts	$25	54		$79
Deferred tax asset valuation allowance	$5,648	3,163		$8,811