Form 10-Q
period 2009-03-31
SIELOX INC
filed 2009-05-18
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes   [    ]

No   [ X ]

The number of shares outstanding of the registrant’s common stock as of May 15, 2009 was 35,720,311

SIELOX, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 ($ in thousands except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85	$249
Short-term investments, at fair value	243	305
Accounts receivable, net of allowance for doubtful accounts of $102 and $79 in 2009 and 2008, respectively	4,250	4,925
Inventory, net of reserve for obsolescence of $220 and $198 in 2009 and 2008, respectively	6,393	5,679
Prepaid expenses	499	522
Total current assets	11,470	11,680
Fixed assets, net	343	319
Goodwill	1,229	1,229
Trade Name - Costar	1,587	1,587
Trademark – Sielox, LLC	300	300
Distribution agreement, net	1,266	1,284
Customer relationships, net	866	932
Proprietary technology, net	396	411
Other Assets	66	66
Total assets	$17,523	$17,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,642	$2,917
Accrued expenses and other	384	799
Contingent purchase price, current portion	773	773
Deferred revenue, current	30	27
Line of credit	2,435	1,274

Total current liabilities	6,264	5,790

Long- term liability, contingent purchase price	270	270
Total liabilities	6,534	6,060

Stockholders’ equity: Preferred Stock, $0.001 par value; 10,000,000 shares authorized, and 0 shares issued and outstanding
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,016,924 shares issued and outstanding.	42	42
Additional paid-in capital	155,803	155,788
Accumulated other comprehensive income	260	260
Accumulated deficit	(140,592)	(139,818)
	15,513	16,272
Less: Common stock held in treasury, at cost; 6,296,613 shares at March 31, 2009 and December 31, 2008, respectively	(4,524)	(4,524)
Total stockholders’ equity	10,989	11,748
Total liabilities and stockholders’ equity	$17,523	$17,808

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues	$4,676	$6,584
Cost of revenues	3,307	4,791
Gross profit	1,369	1,793

Selling, general and administrative expenses	2,110	2,230
Loss from operations	(741)	(437)

Other Income (expense)
Interest income	3	16
Interest expense	(36)	(32)
Total other income (expense), net	(33)	(16)

Net loss	$(774)	$(453)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	35,720	35,901

See accompanying notes to condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

	Three Months Ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(774)	$(453)
Adjustments to reconcile net loss to net cash used in operating activities Stock based compensation	15	0
Depreciation and amortization	156	143
Provision for doubtful accounts	23	10
Change in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	652	(141)
Inventories, net	(714)	(395)
Prepaid expenses	23	(6)
Long- term prepaid expenses	0	83
Accounts payable	(275)	(27)
Accrued expenses and other current liabilities	(412)	(48)

Net cash used in operating activities	(1,306)	(834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(81)	(23)
Sale of short-term investments	62	344
Net cash provided by (used in) investing activities	(19)	321

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,161	381
Deposits	0	(3)
Net cash provided by financing activities	1,161	378

NET DECREASE IN CASH AND CASH EQUIVALENTS	(164)	(135)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	249	1,422

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85	$1,287

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest	$21	$16

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

The Company operates through two wholly-owned subsidiaries: Costar Video Systems, LLC (“Costar”) and Sielox, LLC (“Sielox”). Costar runs the Company’s operations relating to its security surveillance and industrial vision products and Sielox runs the Company’s operations relating to its access control systems.

On January 20, 2009, the Company announced the appointment of James Pritchett as its new President and Chief Executive Officer as well as Mr. Pritchett’s appointment to the Company’s Board of Directors.  Mr. Pritchett replaced Sebastian E. Cassetta, who held the position of President and CEO on a part-time basis, and was a member of the Board until his resignation on January 20, 2009. On January 29, 2009 the Company also announced that it expanded the size of its Board of Directors to six members and appointed James Mitarotonda to the newly created position on the Board.  Mr. Mitarotonda previously served as the Company’s President and Chief Executive Officer from May 2006 until April 2007 and from January 2004 until December 2004. Mr. Mitarotonda is Chairman, President, and Chief Executive Officer of Barington Capital Group L.P., (“Barington”), and also served as the  Co-Chief Executive Officer and Co-Chairman of LQ Corporation, Inc. from April 2003 until May 2004 and its sole Chief Executive Officer from May 2004 until October 2004. Barington and certain of its affiliates which have joined with Barington in the filing of Schedule 13D, on December 16, 2008, collectively beneficially own greater than 15% of the Company’s outstanding common stock.

NOTE 2. LIQUIDITY AND GOING CONCERN CONSIDERATION

The Company has continued to incur losses and negative cash flows from operations. For the three month period ended March 31, 2009, the Company incurred a net loss of approximately $774 and negative cash flows from operations of approximately $1,306. As of March 31, 2009, the Company had an accumulated deficit of approximately $140,600 and outstanding debt in the amount of $2,435 from a line of credit which expires on December 16, 2009. In addition, the Company has experienced liquidity problems relative to its short-term investments. The Company’s management is aware that its current cash resources may not be adequate to fund its operations over the next year. The Company’s existing and future obligations include expenses associated with developing synergies between the Company’s operating subsidiaries and marketing and growing its customer base and product offerings. The general economic slowdown has impacted the Company’s ability to improve its liquidity through increased sales. Furthermore, due to the current credit crisis, it is uncertain whether the Company’s current line of credit can be renewed when it comes due on acceptable terms. The Company is currently in violation of a certain financial ratio related to its line of credit which violation constitutes a default under the line of credit. In addition, the Company has received a notice from the lender that the Stipulation disclosed in note 6 constitutes a default under the line of credit. The Company disagrees with the lender’s assertion and is currently in discussions with the lender regarding this matter. These conditions, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustment has been made in the condensed consolidated financial statements of the Company to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN CONSIDERATION (continued)

Management recognizes that the Company must generate additional revenue, improve gross profits and reduce expenses in order to achieve profitable operations and generate positive cash flows. Management’s plans to increase revenues include, among other things, the continued development of its customer base and product lines. The Company’s management expects that operations will improve during 2009. Costar has been profitable since it was acquired in 2006. That profitability is expected to continue and during 2009 Costar will begin to benefit from the cost savings associated with the closing of its California facility.

It is expected that Sielox’s financial performance will improve during 2009. Sielox’s hardware and software systems have been upgraded and new products, with higher gross margins, are being introduced. Included among these new products is a new controller and an interface that will enable access control products to interface with Costar cameras.

The pre-paid directors and officers insurance policy, purchased by the Company’s previous management team in 2004, will be fully expensed at the conclusion of the year ending December 31, 2009. During the period 2004 through 2009, the Company has charged operations with approximately $330 per year to account for that pre-paid expense.

There can be no assurance that the Company will be successful in building its customer base and product lines or that available capital will be sufficient to fund current operations and to meet the Company’s financial obligations as they relate to working capital requirements and debt repayment obligations until such time that revenues increase to the extent necessary to cover operating costs. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Sielox, Inc. and its wholly-owned subsidiaries, Costar Video Systems, LLC and Sielox, LLC. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the presentation of current year information.

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2009 and 2008 are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements for the year ended December 31, 2008. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and all relevant SEC accounting rules and regulations for interim financial information. Consequently, these statements do not include all disclosures normally required by U.S. generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

USE OF ESTIMATES IN THE PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $250. At March 31, 2009, and at various times during the quarter ended March 31, 2009, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents consist of the following

	March 31, 2009	December 31, 2008
	unaudited
Cash	$83	$197
Money market funds	2	52
	$85	$249

SHORT TERM INVESTMENTS

The Company’s short term investments consist solely of an investment in a capital reserve fund (the “Fund”) at a financial institution. These securities have been classified as “available-for-sale” and are carried at fair value. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $243 and $305 at March 31, 2009 and December 31, 2008, respectively. There were no realized or unrealized losses incurred on these securities for the periods ended March 31, 2009 and December 31, 2008, respectively. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

Distributions from the Fund are managed by BlackRock Investment Management LLC. BlackRock has experienced some difficulty in liquidating the Fund.  In January 2009 we received approximately $60. A further distribution is expected before the end of the second quarter in 2009. After receipt of that distribution, the Fund expects to have liquidated approximately 96% of net assets.

VALUATION OF INVESTMENTS IN SECURITIES AT FAIR VALUE

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period (see note 5). SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of a financial asset or liability as of the measurement date. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position.

The three levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

VALUATION TECHNIQUES

Cash Equivalents-Money Market Mutual Funds

Money market mutual funds are recorded at fair value on a recurring basis and include money market funds classified as Level 1. The fair value of the money market funds, recognized as cash equivalents, is determined through active market, observable and corroborated sources.

FINANCIAL INSTRUMENTS

The Company complies with the accounting and reporting requirements of SFAS No. 107, “Disclosures about Fair Value of  Financial Instruments”. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

CONCENTRATION OF CUSTOMERS

The Company’s security surveillance product line customers include traditional “large box” national retailers and distributors.  The Company’s industrial vision product line customers include manufacturers that assemble products using automated production lines; they use the Company’s video systems to monitor activity on the production line.  The Company’s access control product line is sold through a national network of authorized business partners.  For the three months ended March 31, 2009, the Company’s largest customers accounted for approximately $878 and 18.8% of the Company’s total revenue, compared to $1,987 and 30.3% for the three months ended March 31, 2008.  For the three months ended March 31, 2009, those same customers owed $533 and 12.5% of the outstanding receivable balance, compared to $1,054 and 21.3% for the three months ended March 31, 2008.

CONCENTRATION OF SUPPLIERS

For the three months ended March 31, 2009, the Company made purchases from three major suppliers representing approximately 25.9%, 13.5% and 11.2% respectively of the Company’s total purchases. As of March 31, 2009, amounts owed to these suppliers were approximately 27.0%, 9.2% and 9.0% of the total accounts payable balance, respectively.  For the period ended March 31, 2008, the Company purchased, in the aggregate, approximately 35.5% of its products from three major suppliers.

CREDIT LINE

The Company maintains a line of credit with the Bank of Texas. The line has a limit of $5,000 and interest is charged on the outstanding balance.  Pursuant to the Amended and Restated Loan Agreement (the “Loan Agreement”), dated as of December 10, 2008, between Costar, Sielox, the Company and the Bank of Texas, interest is charged at the BOKF National Prime Rate Index as determined by BOK Financial Corporation (4.0% at March 31, 2009). The line is secured by accounts receivable and inventories of Costar and Sielox and the Loan Agreement requires the maintenance of a certain financial ratio and monthly payments of accrued interest. As of March 31, 2009, the Company was in violation of certain financial ratios as prescribed in the Loan Agreement. The line of credit is required to be repaid on December 16, 2009.  As of March 31, 2009 and December 31, 2008, approximately $2,435 and $1,274 were outstanding under the line of credit, respectively.

A Petition For Appraisal of Stock was filed in the Delaware Court of Chancery against LQ Corporation our wholly owned subsidiary (See note 6). The parties agreed to mediate this in an effort to settle this action. A mediation conference was held on March 19, 2009. At the mediation conference, the parties reached an agreement in principle to settle the action. The parties currently are negotiating an agreement of dismissal and release to be executed by the parties. The Company has received a notice from the Bank of Texas that the Stipulation disclosed in note 6 constitutes a default under the Loan Agreement. The Company disagrees with the Bank of Texas’ assertion and is currently in discussions with the Bank of Texas regarding this matter.

INVENTORIES, NET

Inventories are recorded on the first in first out basis and are stated at the lower of average cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value. As of March 31, 2009, the Company had $130 in raw materials and $6,263 in finished goods. This compares to $137 in raw materials and $5,542 in finished goods as of December 31, 2008.

GOODWILL AND INTANGIBLE ASSETS

Pursuant to SFAS 142, “Goodwill and Other Intangible Assets”, intangible assets with indefinite lives are not amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if the fair value of the asset is less than its carrying value.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company reviews for possible impairment whenever circumstances indicate the carrying value of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There were no impairments and no impairment loss was recorded during the three months ended March 31, 2009 and 2008.

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

RESEARCH AND DEVELOPMENT COSTS

The Company complies with the accounting and reporting requirements of SFAS No. 2, “Accounting For Research and Development Costs”. Expenditures for research, development and engineering of software and hardware products, that are included in selling, general and administrative expenses in the consolidated statements of operations, are expensed as incurred.

STOCK-BASED COMPENSATION

The Company complies with the accounting and reporting requirements of  SFAS No. 123(R) “Accounting for Stock-Based Compensation (“SFAS No. 123(R)”)”. SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

The fair value of stock options is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends, and the risk free interest rate over the expected life of the option.

The Company elected to utilize the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006.

During the three month period ended March 31, 2009, the Company recognized $15 in stock-based compensation expense in its consolidated financial statements.  During the three month period ended March 31, 2008, the Company recognized no stock-based compensation expense in its consolidated financial statements, as it issued no stock-based compensation to its employees.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. The Company complies with provisions of SFAS No. 130, “Reporting Comprehensive Income (“SFAS No. 130”)”. SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEWLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statement” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008 with retrospective application. The Company has adopted the provisions of  SFAS 160 which did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”)”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company adopted FAS 141R on January 1, 2009, which did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets (“FAS 142-3”)”. The FSP amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect the adoption of FAS 142-3 will have a material impact on its consolidated financial statements.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. This FSP is effective for the first reporting period, interim or annual, ending after December 15, 2008, which for the Company was the year ended December 31, 2008. The adoption of this FSP has had no effect on disclosures in our financial statements.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 4.  EARNINGS (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. At March 31, 2009 and 2008, the additional shares of common stock outstanding have been excluded from the calculation of diluted net loss per common share because the effect would be anti-dilutive.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company’s assets are recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note 3 for a discussion of the Company’s accounting policies.

The following tables  present information about the Company’s assets, that are measured at fair value as of March 31, 2009, and December 31, 2008.

Description	March 31, 2009 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (money market funds)	$2	$2	$—	$—
Short-term investments (capital reserve fund)	243	—	243	—
Total	$245	$2	$243	$—

Description	December 31, 2008 (audited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (money market funds)	$52	$52	$—	$—
Short-term investments (capital reserve fund)	305	—	305	—
Total	$357	$52	$305	$—

NOTE 6 - LEGAL PROCEEDINGS

The Company, as well as the Company’s subsidiary, LQ Corporation, are defendants in certain purported class action lawsuits entitled “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS)” filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of the Company’s former officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company’s IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Exchange Act. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act. In June 2004, a stipulation of settlement between the plaintiffs and issuer defendants was submitted to the Court (the “Settlement”). In August 2005, the Court granted preliminary approval of the Settlement. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Neither the Company nor LQ Corporation was a party in one of the six focus cases.  Because class certification was a condition of the Settlement, it was unlikely that the Settlement would receive final court approval.  On June 25, 2007, the Court entered an order terminating the Settlement based upon a stipulation among the parties to the Settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied in substantial part the motions to dismiss the amended complaints in the six focus cases. Plaintiffs also filed new motions for class certification, which the issuer defendants and the underwriter defendants separately opposed. The plaintiffs have recently voluntarily withdrawn their motion for class certification without prejudice.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 6 - LEGAL PROCEEDINGS (continued)

The parties have reached a global settlement of the litigation. Plaintiffs filed their motion for preliminary approval and supporting papers with the Court on April 2, 2009. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share, allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

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

Berger v. L Q Corp., C.A. No. 3363 (Del. Ch.)

A Petition For Appraisal of Stock (the “Petition”) under Delaware’s General Corporation Law (the “DGCL”), 8 Del. C. § 262, was filed in the Delaware Court of Chancery on November 19, 2007 against L Q Corporation, our wholly owned subsidiary, by Andrew T. Berger (“Berger”), a purported beneficial owner of 49,014 shares of common stock in L Q Corporation, and by Cede & Co., the purported record owner of the shares beneficially owned by Berger. The Petition demanded appraisal of Berger’s shares in L Q Corporation, the payment of the fair value of such shares to Berger under Section 262 of the DGCL, and an award of fees and costs in connection with the filing and prosecution of the Petition. L Q Corporation moved to dismiss the Petition on December 19, 2007. In response to L Q Corporation’s motion to dismiss, Berger amended the petition for appraisal (the “Amended Petition”) on January 11, 2008. L Q Corporation filed a motion to dismiss the Amended Petition on January 23, 2008. L Q Corporation subsequently withdrew its motion to dismiss the Amended Petition on April 24, 2008, and answered the Amended Petition on May 1, 2008. On February 11, 2009, the parties agreed to mediate this action pursuant to Court of Chancery Rule 174 in an effort to settle this action, and a mediation conference was held on March 19, 2009.   At the mediation conference, the parties reached an agreement in principle to settle the action.  Thereafter, the partner negotiated an agreement of dismissal and release (the “Agreement”) and the Sgreement was executed by the parties on or about March 25, 2009.  After the Agreement was executed by the parties, the parties executed a stipulation of dismissal of the action on March 31, 2009 (the “Stipulation”), submitted the Stipulation to the Court of Chancery and requested that the Court of Chancery enter the Stipulation as an Order of the Court of Chancery, which will dismissed the action with prejudice.

Under the terms of the settlement, the Company will repurchase approximately 180,000 shares from Mr. Berger at approximately $0.82 per share. This transaction resulted in the Company repurchasing the above mentioned shares in a treasury stock transaction which was recorded as of December 31, 2008,  at the estimated fair value of the shares as of the July 31, 2007 merger date with the offsetting amount recorded as litigation settlement. The Company has received a notice from the Bank of Texas that the Stipulation constitutes a default under the Loan Agreement. The Company disagrees with the Bank of Texas’ assertion and is currently in discussions with the “Bank of Texas” regarding this matter.

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

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we believe the following accounting policies to be critical:

•

Revenue recognition

•

Allowance for doubtful accounts

•

Accounting for income taxes

•

Impairment of long-lived assets

•

Goodwill and intangible assets

•

Fair value measurements

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

On January 1, 2007, we adopted Financial Accounting Standard Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in financial statements, uncertain tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. At December 31, 2008, we had no material uncertain tax positions.

Long-lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we review property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amounts of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

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

VALUATION OF INVESTMENTS IN SECURITIES AND SECURITIES AT FAIR VALUE – DEFINITION AND HIERARCHY

Fair Value Measurements

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since the valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable.

In February 2008, the Financial FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Further information about the application of SFAS No. 157 may be found in Note 2 to the condensed consolidated financial statements.

SIELOX, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008 ($ in thousands)

Revenue

Total revenue was approximately $4.7 million for the period ended March 31, 2009, compared to $6.6 million for the same period in 2008. The decrease in revenue from 2008 to 2009 of $1.9 million, or 28.7%, is due primarily to a general downturn in the national economy. The security segment of our business sells into the general retail market which has, among other things, closed locations, scaled back new store openings, and delayed all types of discretionary spending. More specifically, revenues in the first quarter were down by $828 K due to our largest customers using a quarterly versus monthly shipping schedule on the new contract. The Company’s industrial sales have been impacted by the overall curbing of capital spending in manufacturing and the semiconductor industry. The Company’s access control sales have experienced a slight drop in revenues due to delayed corporate spending.

Cost of Revenue

Cost of revenue was approximately $3.3 million for the period ended March 31, 2009, compared to $4.8 million for the same period in 2008. The decrease in cost of revenue of $1.5 million, or 31.2%, is due primarily to lower sales as a result of the reasons stated above.

Gross Profit

Gross profit was approximately $1.4 million, or 29.8% of total revenue, in the three months ended March 31, 2009 and $1.8 million, or 27.2%, of total revenue for the same period in 2008. The improvement in 2009 to 29.2% is primarily due to increased margins on the 1500 controller plus the sale of maintenance contracts.

General and Administrative

General and administrative expenses were approximately $2.1 million for the period ended March 31, 2009, compared to approximately $2.2 million for the same period in 2008. The decrease of $0.1 million, or 4.5% is primarily due to the implementation of a company wide effort to reduce expenses. Those efforts include a reduction in staff, reducing the attendees at trade shows, eliminating the accrual for bonus payments at our access control location, and decreasing the use of all utilities and office supplies.

Interest, Net

Interest expense net, was approximately $33 for the period ended March 31, 2009, compared to interest expense net of approximately $16 for the period ended March 31, 2008. The increase in interest expense net of $17, or 106% from 2009 to 2008 is primarily due to lower average cash balances and the reliance on the line of credit to fund the Company’s activities.

Net Loss

For the period ended March 31, 2009, we had a net loss of approximately $774, compared to a net loss of approximately $453 for the period ended March 31, 2008. The increase in our net loss of $321, or 171%, is due to the reasons expressed above. As a percentage of total revenue, net loss was 17.0% for the period ended March 31, 2009 compared to 6.9% for the period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands)

At March 31, 2009, cash and cash equivalents totaled $85, as compared to $249 at December 31, 2008.

Cash used in operating activities was $1,306 for the three months ended March 31, 2009, compared to cash used of $834 for the three months ended March 31, 2008. Cash used in operating activities for the period ended March 31, 2009 primarily reflects the activities of our operating subsidiaries, Costar and Sielox, and the compliance expenses associated with being a public company. Major changes in operating assets and liabilities reflect a decrease in accounts receivable of $652 and a decrease in accounts payable of $275, offset by depreciation and amortization of $156 and an increase in inventories of $714.

Cash used in investing activities for the three months ended March 31, 2009 was $19, compared to cash provided of $321 for the three months ended March 31, 2008. The cash used in the period ended March 31, 2009, primarily represents the sale of short term investments, offset by the purchase of fixed assets. The cash provided for the period ended March 31, 2008 represents the sale of short term investments.

Cash provided by financing activities for the three months ended March 31, 2009 was $1,161, compared to $378 for the three months ended March 31, 2008. The cash provided for the three months ended March 31, 2009, and March 31, 2008 reflects a draw on the line of credit with the Bank of Texas. Total availability on the line of credit is $5,000. Unused availability as of March 31, 2009 was $2,565.

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands) (continued)

The Company’s short term investments consist of an investment in a capital reserve fund (the “Fund”) at a financial institution. These securities have been classified as “available-for-sale” and are carried at fair value on the accompanying consolidated balance sheets. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $243 and $305 at March 31, 2009 and December 31, 2008, respectively. Fair value approximates carrying value for short term investments. There were no realized or unrealized losses incurred on these securities for the years ended December 31, 2008 and 2007, respectively. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates.

The Fund is managed by BlackRock Investment Management LLC. BlackRock has experienced some difficulty in liquidating the Fund. In January 2009, we received approximately $60. A further distribution is expected before the end of the second quarter in 2009. After receipt of that distribution, the Fund will have liquidated approximately 96% of net assets.

The Company has continued to incur losses and negative cash flows from operations. For the three month period ended March 31, 2009, the Company incurred a net loss of approximately $774 and negative cash flows from operations of approximately $1,306. As of March 31, 2009, the Company had an accumulated deficit of approximately $140,600 and outstanding debt in the amount of $2,435 from a line of credit which expires on December 16, 2009. In addition, the Company has experienced some liquidity problems relative to its short terms investments. The Company’s management is aware that its current cash resources may not be adequate to fund its operations over the next year. The Company’s existing and future obligations include expenses associated with developing synergies between the Company’s operating subsidiaries and marketing and growing its customer base and product offerings. The general economic slowdown has impacted the Company’s ability to improve its liquidity through increased sales. Furthermore, due to the current credit crisis, it is uncertain whether the Company’s current line of credit can be renewed when it comes due on acceptable terms. In addition, the Company is currently in violation of a certain financial ratio related to its line of credit. The Company has received a notice from the lender that the Stipulation disclosed in note 6 constitutes a default under the line of credit. The Company disagrees with the lender’s assertion and is currently in discussions with the lender regarding this matter. These conditions, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustment has been made in the consolidated financial statements of the Company to the amounts and classification of assets and liabilities, which could result, should the Company be unable to continue as a going concern.

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

In connection with the preparation of this quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.   Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on its evaluation, the Company identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a

SIELOX, INC. AND SUBSIDIARIES

ITEM 4T. CONTROLS AND PROCEDURES (continued)

lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.  While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of March 31, 2009.  Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report.  Due to our small size and limited resources it is difficult for us to attract qualified personnel.  As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have reached a global settlement of the litigation. Plaintiffs filed their motion for preliminary approval and supporting papers with the Court on April 2, 2009.Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the action vigorously.

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

Berger v. L Q Corp., C.A. No. 3363 (Del. Ch.)

A Petition For Appraisal of Stock (the “Petition”) under Delaware’s General Corporation Law (the “DGCL”), 8 Del. C. § 262, was filed in the Delaware Court of Chancery on November 19, 2007 against L Q Corporation, our wholly owned subsidiary, by Andrew T. Berger (“Berger”), a purported beneficial owner of 49,014 shares of common stock in L Q Corporation, and by Cede & Co., the purported record owner of the shares beneficially owned by Berger. The Petition demanded appraisal of Berger’s shares in L Q Corporation, the payment of the fair value of such shares to Berger under Section 262 of the DGCL, and an award of fees and costs in connection with the filing and prosecution of the Petition. L Q Corporation moved to dismiss the Petition on December 19, 2007. In response to L Q Corporation’s motion to dismiss, Berger amended the petition for appraisal (the “Amended Petition”) on January 11, 2008. L Q Corporation filed a motion to dismiss the Amended Petition on January 23, 2008. L Q Corporation subsequently withdrew its motion to dismiss the Amended Petition on April 24, 2008, and answered the Amended Petition on May 1, 2008. On February 11, 2009, the parties agreed to mediate this action pursuant to Court of Chancery Rule 174 in an effort to settle this action, and a mediation conference was held on March 19, 2009. At the mediation conference, the parties reached an agreement in principle to settle the action. Thereafter, the parties negotiated an agreement of dismissal and release (the “Agreement”) and the Agreement was executed by the parties on or about March 25, 2009. After the Agreement was executed by the parties, the parties executed a stipulation of dismissal of the action on March 31, 2009 (the “Stipulation”), submitted the Stipulation to the Court of Chancery and requested that the Court of Chancery enter the Stipulation as an Order of the Court of Chancery, which would dismiss the action with prejudice. On March 31,2009, the Court of Chancery entered the Stipulation as an Order of the Court of Chancery, which dismissed the action with prejudice.

SIELOX, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (continued)

Under the terms of the settlement, the Company will repurchase approximately 180,000 shares from Mr. Berger at approximately $0.82 per share. This transaction resulted in the Company repurchasing the above mentioned shares in a treasury stock transaction which was recorded at the estimated fair value of the shares as of the Merger date with the offsetting amount recorded as litigation settlement on the accompanying consolidated statement of operations. The Company has received a notice from the lender that the Stipulation disclosed in note 6 constitutes a default under the line of credit. The Company disagrees with the lender’s assertion and is currently in discussions with the lender regarding this matter.

ITEM 6. EXHIBITS

10.1

Employment Agreement between Sielox, Inc. and James Pritchett, dated as of January 1, 2009.

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

SIELOX, INC.

Date: May 15, 2009	By: /s/ James Pritchett
James Pritchett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)