Form 10-Q
period 2009-06-30
SIELOX INC
filed 2009-08-14
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes   [    ]

No   [ X ]

The number of shares outstanding of the registrant’s common stock as of August 14, 2009 was 35,720,311

SIELOX, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 ($ in thousands except share and per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183	$249
Short-term investments, at fair value		305
Accounts receivable, net of allowance for doubtful accounts of $124 and $79 in 2009 and 2008, respectively	4,016	4,925
Inventory, net of reserve for obsolescence of $236 and $198 in 2009 and 2008, respectively	6,643	5,679
Prepaid expenses	404	522
Total current assets	11,246	11,680
Fixed assets, net	346	319
Goodwill	1,229	1,229
Trade Name – Costar	1,587	1,587
Trademark – Sielox, LLC	300	300
Distribution agreement, net	1,248	1,284
Customer relationships, net	799	932
Proprietary technology, net	380	411
Other Assets	66	66
Total assets	$17,201	$17,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,683	$2,917
Accrued expenses and other	181	799
Contingent purchase price, current portion	732	773
Deferred revenue, current	29	27
Line of credit	2,736	1,274

Total current liabilities	6,361	5,790

Long- term liability, contingent purchase price, less current portion	270	270
Total liabilities	6,631	6,060

Stockholders’ equity: Preferred Stock, $0.001 par value; 10,000,000 shares authorized, and 0 shares issued and outstanding
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,016,924 shares issued and outstanding, in 2009 and 2008 respectively	42	42
Additional paid-in capital	155,804	155,788
Accumulated other comprehensive income	260	260
Accumulated deficit	(141,012)	(139,818)
	15,094	16,272
Less: Common stock held in treasury, at cost; 6,296,613 shares in 2009 and 2008, respectively	(4,524)	(4,524)
Total stockholders’ equity	10,570	11,748
Total liabilities and stockholders’ equity	$17,201	$17,808

See accompanying notes to condensed consolidated interim financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$5,210	$7,311	$9,886	$13,895
Cost of revenues	3,652	5,126	6,959	9,917
Gross profit	1,558	2,185	2,927	3,978

Selling, general and administrative expenses	1,963	2,173	4,073	4,403
Income/(loss) from operations	(405)	12	(1,146)	(425)

Other income (expense)
Interest income	4	9	7	25
Interest expense	(19)	(31)	(55)	(63)
Total other income (expense), net	(15)	(22)	(48)	(38)

Net loss	$(420)	$(10)	$(1,194)	$(463)

Net loss per share:
Basic and diluted	$(0.01)	$–	$(0.03)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	35,720	35,982	35,720	35,982

See accompanying notes to condensed consolidated interim financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

	Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,194)	$(463)
Adjustments to reconcile net loss to net cash used in operating activities: Stock - based compensation	16	14
Depreciation and amortization	297	287
Provision for doubtful accounts	45	14
Change in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	864	(384)
Inventories, net	(964)	1,311
Prepaid expenses	118	83
Long- term prepaid expenses	0	(14)
Accounts payable	(234)	(1,263)
Accrued expenses and other current liabilities	(616)	(164)

Net cash used in operating activities	(1,668)	(579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(124)	(25)
Proceeds from sale of short-term investments, at fair value	305	484
Payment of earnout provision related to Southern Imaging	(41)	(634)
Net cash provided by (used in) investing activities	140	(175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,462	47
Deposits	0	1
Net cash provided by financing activities	1,462	48

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66)	(706)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	249	1,422

CASH AND CASH EQUIVALENTS, END OF PERIOD	$183	$716

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest	$55	$39

See accompanying notes to condensed consolidated interim financial statements.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTE 2. LIQUIDITY AND GOING CONCERN CONSIDERATION

The Company has continued to incur losses and negative cash flows from operations. For the six months ended June 30, 2009, the Company incurred a net loss of approximately $1,194 and negative cash flows from operations of approximately $1,668. As of June 30, 2009, the Company had an accumulated deficit of approximately $141,000 and outstanding debt in the amount of $2,736 from a line of credit which expires on December 16, 2009. The Company’s management is aware that its current cash resources may not be adequate to fund its operations over the next year.

The Company’s existing and future obligations include expenses associated with developing synergies between the Company’s operating subsidiaries and marketing and growing its customer base and product offerings. The general economic slowdown has negatively impacted demand for the Company’s products, thereby limiting the ability of the Company to improve its liquidity through increased sales. Furthermore, due to the current credit crisis, it is uncertain whether the Company’s current line of credit can be renewed when it comes due on acceptable terms. The Company is currently in violation of a certain financial ratio related to its line of credit which constitutes a default under the line of credit. In addition, the Company has received a notice from the lender that the Stipulation related to the Berger v. L Q Corp. appraisal rights litigation disclosed in note 6 constitutes a default under the line of credit. The Company disagrees with the lender’s assertion and is currently in discussions with the lender regarding this matter. Due to these violations, the Company’s line of credit is currently frozen and limited to $2,736, which is the amount outstanding at June 30, 2009. These conditions, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustment has been made in the condensed consolidated financial statements of the Company to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Sielox, Inc. and its wholly-owned subsidiaries, Costar Video Systems, LLC and Sielox, LLC. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the presentation of current year information.

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2009 and 2008 are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements for the year ended December 31, 2008. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and all relevant SEC accounting rules and regulations for interim financial information. Consequently, these statements do not include all disclosures normally required by U.S. generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $250. At June 30, 2009, and at various times during the quarter ended June 30, 2009, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents consist of the following

	June 30, 2009	December 31, 2008
	(unaudited)
Cash	$28	$197
Money market funds	155	52
	$183	$249

SHORT TERM INVESTMENTS

The Company’s short term investments at December 31, 2008 consist solely of an investment in a capital reserve fund (the “Fund”) at a financial institution.  These securities have been classified as “available-for-sale” and are carried at fair value. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $0 and $305 at June 30, 2009 and December 31, 2008, respectively. There were no realized or unrealized losses incurred on these securities for the periods ended June 30, 2009 and December 31, 2008, respectively. As of May 20, 2009, the Company received $243 as a complete liquidation of its position in the “Fund”.

VALUATION OF INVESTMENTS IN SECURITIES AT FAIR VALUE

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period (see note 5). (“SFAS 157”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of financial asset or liability as of the measurement date. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2”, Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position.

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

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

CONCENTRATION OF CUSTOMERS

The Company’s security surveillance product line customers include traditional “large box” national retailers and distributors.  The Company’s industrial vision product line customers include manufacturers that assemble products using automated production lines; they use the Company’s video systems to monitor activity on the production line.  The Company’s access control product line is sold through a national network of authorized business partners.  For the three and six months ended June 30, 2009, the Company’s largest customers accounted for approximately $2,035 or 39.1% and $3,097 or 31.3% of the Company’s total revenue, respectively. This compares to $3,789 or 27.3% and $1,817 or 24.9% for the same periods in 2008.  For the three and six months ended June 30, 2009, those same customers owed $1,504 or 37.4% of the outstanding receivable balance. This compares to $811 or 18.9% for the same periods in 2008.

CONCENTRATION OF SUPPLIERS

For the three and six months ended June 30, 2009, the Company made purchases from two main suppliers of approximately 41.5% of total purchases and 27.1% from one major supplier respectively. This compares to 24.1% and 18.8% for the same periods in 2008 from one main supplier. For the three and six months ended June 30, 2009, amounts owed to these suppliers were approximately 43.0% of the total accounts payable balance. This compares to 16.1% for the same period in 2008.

CREDIT LINE

The Company maintains a line of credit with the Bank of Texas. The line has a limit of $5,000 and interest is charged on the outstanding balance.  Pursuant to the Amended and Restated Loan Agreement (the “Loan Agreement”), dated as of December 10, 2008, between Costar, Sielox, the Company and the Bank of Texas, interest is charged at the BOKF National Prime Rate Index as determined by BOK Financial Corporation (4.0% at June 30, 2009). The line is secured by accounts receivable and inventories of Costar and Sielox and the Loan Agreement requires the maintenance of certain financial ratios and monthly payments of accrued interest. As of June 30, 2009, the Company was in violation of these financial ratios as prescribed in the Loan Agreement. The line of credit is required to be repaid on December 16, 2009.  As of June 30, 2009 and December 31, 2008, approximately $2,736 and $1,274 were outstanding under the line of credit, respectively.

A Petition for Appraisal of Stock was filed in the Delaware Court of Chancery against L Q Corporation, our wholly owned subsidiary (See note 6). On March 31, 2009, the Delaware Court of Chancery entered the Stipulation submitted by the parties as an Order of the Court, dismissing the action with prejudice. The Company has received a notice from the Bank of Texas that the Stipulation disclosed in note 6 constitutes a default under the Loan Agreement. The Company disagrees with the Bank of Texas’ assertion and is currently in discussions with the Bank of Texas regarding this matter. Due to the violations cited above, the Company’s line of credit is currently frozen and limited to $2,736, which is the amount outstanding at June 30, 2009.

INVENTORIES, NET

Inventories are recorded on the first in first out basis and are stated at the lower of average cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value. As of June 30, 2009, the Company had $154 in raw materials and $6,489 in finished goods. This compares to $137 in raw materials and $5,542 in finished goods as of December 31, 2008.

GOODWILL AND INTANGIBLE ASSETS

“Goodwill and Other Intangible Assets”, intangible assets with indefinite lives are not amortized, but instead tested for impairment. Goodwill and intangible assets with indefinite lives are tested for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if the implied fair value of the asset is less than its carrying value.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company reviews for possible impairment whenever circumstances indicate the carrying value of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value. There were no impairments and no impairment loss was recorded during the six months ended June 30, 2009 and 2008.

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

RESEARCH AND DEVELOPMENT COSTS

The Company complies with the accounting and reporting requirements of SFAS No. 2, “Accounting For Research and Development Costs”. Expenditures for research, development and engineering of software and hardware products, that are included in selling, general and administrative expenses in the condensed consolidated statements of operations, are expensed as incurred.

STOCK-BASED COMPENSATION

The Company complies with the accounting and reporting requirements of SFAS No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

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

During the three and six months ended June 30, 2009, the Company recognized $1 and $16 respectively in stock-based compensation expense in its condensed consolidated interim financial statements.  During the three and six months ended June 30, 2008, the Company recognized no stock-based compensation expense in its condensed consolidated interim financial statements, as it issued no stock-based compensation to its employees.

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

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). The FSP amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect the adoption of FAS 142-3 will have a material impact on its consolidated financial statements.

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

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEWLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS (continued)

Effective this quarter, the Company implemented SFAS 157 for nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for nonfinancial assets and liabilities did not impact the Company’s financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event an acquisition is completed or an impairment of the Company’s assets is incurred in future periods.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The implementation of SFAS 165 did not impact the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46(R)”), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and the relationships with variable interest entities existing as of January 1, 2010. The Company does not expect the adoption of the SFAS 167 to have an impact on its financial position or results of operations.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the SFAS 168 to have an impact on its financial position or results of operations.

NOTE 4.  EARNINGS (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. For the three and six months ended June 30, 2009 the additional shares of common stock outstanding have been excluded from the calculation of diluted net loss per common share because the effect would be anti-dilutive.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM, FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note 3 for a discussion of the Company’s accounting policies.

The following tables  present information about the Company’s assets, that are measured at fair value as of June 30, 2009, and December 31, 2008.

Description	June 30, 2009 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (money market funds)	$155	$155	$–	$–
Short-term investments, at fair value (capital reserve fund)	–	–	–	–
Total	$155	$155	$–	$–

Description	December 31, 2008 (audited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (money market funds)	$52	$52	$–	$–
Short-term investments, at fair value (capital reserve fund)	305	–	305	–
Total	$357	$52	$305	$–

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

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 6 - LEGAL PROCEEDINGS (continued)

The parties have reached a global settlement of the litigation. Plaintiffs filed their motion for preliminary approval and supporting papers with the Court on April 2, 2009. Under the proposed settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the action vigorously. An unfavorable outcome in such litigation, however, which was not covered by the Company’s insurers, could have a material adverse affect on the Company’s business, results of operations and cash flows.

Berger v. L Q Corp., C.A. No. 3363 (Del. Ch.)

A Petition For Appraisal of Stock (the “Petition”) under Delaware’s General Corporation Law (the “DGCL”), 8 Del. C. § 262, was filed in the Delaware Court of Chancery on November 19, 2007 against L Q Corporation, our wholly owned subsidiary, by Andrew T. Berger (“Berger”), a purported beneficial owner of 49,014 shares of common stock in L Q Corporation, and by Cede & Co., the purported record owner of the shares beneficially owned by Berger. The Petition demanded appraisal of Berger’s shares in L Q Corporation, the payment of the fair value of such shares to Berger under Section 262 of the DGCL, and an award of fees and costs in connection with the filing and prosecution of the Petition. L Q Corporation moved to dismiss the Petition on December 19, 2007. In response to L Q Corporation’s motion to dismiss, Berger amended the petition for appraisal (the “Amended Petition”) on January 11, 2008. L Q Corporation filed a motion to dismiss the Amended Petition on January 23, 2008. L Q Corporation subsequently withdrew its motion to dismiss the Amended Petition on April 24, 2008, and answered the Amended Petition on May 1, 2008. On February 11, 2009, the parties agreed to mediate this action pursuant to Court of Chancery Rule 174 in an effort to settle this action, and a mediation conference was held on March 19, 2009. At the mediation conference, the parties reached an agreement in principle to settle the action. Thereafter, the partner negotiated an agreement of dismissal and release (the “Agreement”) and the Agreement was executed by the parties on or about March 25, 2009. After the Agreement was executed by the parties, the parties executed a stipulation of dismissal of the action on March 31, 2009 (the “Stipulation”), submitted the Stipulation to the Court of Chancery and requested that the Court of Chancery enter the Stipulation as an Order of the Court of Chancery, which would dismiss the action with prejudice. On March 31, 2009, the Court of Chancery entered the stipulation as an Order of the Court of Chancery which dismissed the action with prejudice.

Under the terms of the settlement, the Company repurchased approximately 180,000 shares from Mr. Berger at approximately $0.82 per share in a treasury stock transaction which was recorded as of December 31, 2008 at the estimated fair value of the shares as of the July 31, 2007 merger date with the offsetting amount recorded as litigation settlement. The Company has received a notice from the Bank of Texas that the Stipulation constitutes a default under the Loan Agreement. The Company disagrees with the Bank of Texas’ assertion and is currently in discussions with the Bank of Texas regarding this matter.

NOTE 7 – SUBSEQUENT EVENTS

These condensed consolidated interim financial statements were approved by management and were issued on August 13, 2009. Subsequent events have been evaluated through this date.

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

SIELOX, INC. AND SUBSIDIARIES

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

On January 1, 2007, we adopted Financial Accounting Standard Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in financial statements, uncertain tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. At June 30, 2009, we had no material uncertain tax positions.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008 ($ in thousands)

Revenue

Total revenue was approximately $5.2 million for the period ended June 30, 2009, compared to $7.3 million for the same period in 2008. The decrease in revenue from 2008 to 2009 of $2.1 million, or 28.8%, is due primarily to a general downturn in the national economy. The security segment of our business sells into the general retail market which has, among other things, closed locations, scaled back new store openings and delayed all types of discretionary spending. More specifically, among other things, revenues in the second quarter were down by $534 due to our largest customers using a quarterly versus monthly shipping schedule pursuant to their new contracts. The Company’s industrial sales have been impacted by the overall curbing of capital spending in manufacturing and the semiconductor industry. The Company’s access control sales have experienced a drop in revenues due to delayed spending by corporations, municipalities, hospitals, colleges and schools.

Cost of Revenue

Cost of revenue was approximately $3.7 million for the period ended June 30, 2009, compared to $5.1 million for the same period in 2008. The decrease in cost of revenue of $1.4 million, or 27.5%, is due primarily to lower sales as a result of the reasons stated above.

Gross Profit

Gross profit was approximately $1.6 million, or 28.8 % of total revenue, in the three months ended June 30, 2009 and $2.2 million, or 30.1%, of total revenue for the same period in 2008. The decrease in 2009 to 28.8% is primarily due to lower sales as a result of the reasons stated above.

SIELOX, INC. AND SUBSIDIARIES

General and Administrative

General and administrative expenses were approximately $2.0 million for the period ended June 30, 2009, compared to approximately $2.2 million for the same period in 2008. The decrease of $0.2 million, or 9.1%, is primarily due to the implementation of a Company-wide effort to reduce expenses. Those efforts include a reduction in staff of five employees, the termination of a consulting contract, eliminating the accrual for bonus payments and decreasing the use of all utilities and office supplies.

Interest, Net

Interest expense net, was approximately $15 for the period ended June 30, 2009, compared to interest expense net of approximately $22 for the period ended June 30, 2008. The decrease in interest expense net of $7, or 31.8% from 2009 to 2008, is primarily due to a lower average interest rate on the line of credit partially offset by lower interest income.

Net Loss

For the period ended June 30, 2009, we had a net loss of approximately $420, compared to a net loss of approximately $10 for the period ended June 30, 2008. The increase in our net loss of $410 is due to the reasons expressed above. As a percentage of total revenue, net loss was 8.1% for the period ended June 30, 2009, compared to 0.1% for the period ended June 30, 2008.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 and 2008 ($ in thousands)

Revenue

Total revenue was approximately $9.9 million for the six month period ended June 30, 2009, compared to $13.9 million for the same period in 2008. The decrease of $4 million, or 28.8%, is due primarily to a general downturn in the national economy.

Cost of Revenue

Cost of revenue was approximately $7.0 million for the six month period ended June 30, 2009, compared to $9.9 million for the same period in 2008. The decrease in cost of revenue of $2.9 million, or 30.0%, is due primarily to lower sales as a result of the reasons stated above.

Gross Profit

Gross profit was approximately $2.9 million, or 29.3% of total revenue, in the six months ended June 30, 2009, and $4.0 million, or 28.6% of total revenue, for the same period in 2008. The decrease in 2009 to 29.3% is primarily due to lower sales as a result of the reasons stated above.

General and Administrative

General and administrative expenses were approximately $4.1 million for the six month period ended June 30, 2009, compared to $4.4 million for the same period in 2008. The decrease of $0.3 million, or 6.8%, is primarily due to the implementation of a company wide effort to reduce expenses. Those efforts include a reduction in staff of five employees, the termination of a consulting contract, eliminating the accrual for bonus payments and decreasing the use of all utilities and office supplies.

Interest, Net

Interest expense net, was approximately $48 for the six month period ended June 30, 2009, compared to interest expense net of $38 for the period ended June 30, 2008. The increase in interest expense net of $10, or 26.3%, is primarily due to lower interest income resulting from a decline in short-term interest rates and lower average cash balances partially offset by lower interest expense on the line of credit.

Net Loss

For the six month period ended June 30, 2009, we had a net loss of approximately $1,194, compared to a net loss of $463 for the period ended June 30, 2008. The increase in our net loss of $731, or 157.9%, is due to the reasons stated above. As a percentage of total revenue, net loss was 12.1% for the period ended June 30, 2009, compared to 3.3% for the period ended June 30, 2008.

At June 30, 2009, cash and cash equivalents totaled $183, as compared to $249 at December 31, 2008.

SIELOX, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands)

Cash used in operating activities was $1,668 for the six months ended June 30, 2009, compared to cash used of $579 for the six months ended June 30, 2008. Cash used in operating activities for the period ended June 30, 2009 primarily reflects the activities of our operating subsidiaries, Costar and Sielox, and the compliance expenses associated with being a public company. Major changes in operating assets and liabilities reflect a decrease in accounts receivable of $864 and a decrease in accounts payable of $234, offset by depreciation and amortization of $297 and an increase in inventories of $964.

Cash provided by investing activities for the six months ended June 30, 2009 was $140, compared to cash used of $175 for the six months ended June 30, 2008. The cash provided in the period ended June 30, 2009 primarily represents the sale of short term investments, offset by the purchase of fixed assets and a payment related to the earnout payable to the previous owners of Southern Imaging. The cash provided for the period ended June 30, 2008 represents the sale of short term investments, offset by the purchase of fixed assets and the payment of the earnout.

Cash provided by financing activities for the six months ended June 30, 2009 was $1,462, compared to $48 for the six months ended June 30, 2008. The cash provided for the six months ended June 30, 2009 and June 30, 2008 reflects a draw on the line of credit with the Bank of Texas.

At December 31, 2008, the Company’s short term investments consisted of an investment in a capital reserve fund (the “Fund”) at a financial institution.  These securities have been classified as “available-for-sale” and are carried at fair value on the accompanying consolidated balance sheets.   Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $0 and $305 at June 30, 2009 and December 31, 2008, respectively. Fair value approximates carrying value for short term investments. There were no realized or unrealized losses incurred on these securities for the years ended December 31, 2008 and 2007, respectively. As of May 20, 2009, the Company received $243 as a complete liquidation of its position in the Fund.

The Company has continued to incur losses and negative cash flows from operations. For the six months ended June 30, 2009, the Company incurred a net loss of approximately $1,194 and negative cash flows from operations of approximately $1,668. As of June 30, 2009, the Company had an accumulated deficit of approximately $141 million and outstanding debt in the amount of $2,736 from a line of credit which expires on December 16, 2009. The Company’s management is aware that its current cash resources may not be adequate to fund its operations over the next year.

The Company’s existing and future obligations include expenses associated with developing synergies between the Company’s operating subsidiaries and marketing and growing its customer base and product offerings. The general economic slowdown has negatively impacted demand for the Company’s products, thereby limiting the ability of the Company to improve its liquidity through increased sales. Furthermore, due to the current credit crisis, it is uncertain whether the Company’s current line of credit can be renewed when it comes due on acceptable terms. The Company is currently in violation of certain financial ratios related to its line of credit which constitutes a default under the line of credit. In addition, the Company has received a notice from the lender that the Stipulation disclosed in note 6 constitutes a default under the line of credit. The Company disagrees with the lender’s assertion and is currently in discussions with the lender regarding this matter. Due to these violations, the Company’s line of credit is currently frozen and limited to $2,736, which is the amount outstanding at June 30, 2009. While the Company is currently in negotiations with respect to two new credit facilities, no assurances can be given that definitive agreements will be entered into with repect to such new credit facilities. During this period of negotiation, the current lender has ceased to draw from the Company’s current account to make payments against the line of credit and the Company is able to use current cash receipts to fund operations. Nevertheless, these conditions, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustment has been made in the condensed consolidated financial statements of the Company to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional revenue, improve gross profits and reduce expenses in order to achieve profitable operations and generate positive cash flows. Management’s plans to increase revenues include, among other things, the continued development of its customer base and product lines. The Company’s management expects that operations will improve during the second half of 2009 when the Company will begin to benefit from a Company-wide effort to reduce expenses. The Company’s management has completed an evaluation of both personnel and general expense, in order to more effectively align the Company’s operating costs structure with changing market conditions. For the three and six month periods ended June 30, 2009, several Company-wide cost saving measures were implemented, including, among other things, a reduction in staff of five employees and the termination of a consulting contract. Also during this period we completed the payment of severance to the three employees at our engineering facility in Anaheim, California that were terminated in connection with the closing of this facility. As a result, the Company will now begin to benefit from cost savings derived from closing that facility. The Company believes these measures will result in reduced expenses in the second half of 2009 and potentially larger reductions in 2010.

SIELOX, INC. AND SUBSIDIARIES

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES ($ in thousands) (continued)

In addition, the Company expects that Sielox’s financial performance will improve during the second half of 2009. Sielox’s hardware and software systems have been upgraded and new products, with higher gross margins, are being introduced. Included among these new products is a new controller and an interface that will enable access control products to interface with Costar cameras.

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

In connection with the preparation of this quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.   Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on its evaluation, the Company identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.  While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of June 30, 2009.  Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report.  Due to our small size and limited resources it is difficult for us to attract qualified personnel.  As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have reached a global settlement of the litigation. Plaintiffs filed their motion for preliminary approval and supporting papers with the Court on April 2, 2009.Under the proposed settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the action vigorously. An unfavorable outcome in such litigation, however, which was not covered by the Company’s insurers, could have a material adverse affect on the Company’s business, results of operations and cash flows.

Berger v. L Q Corp., C.A. No. 3363 (Del. Ch.)

A Petition For Appraisal of Stock (the “Petition”) under Delaware’s General Corporation Law (the “DGCL”), 8 Del. C. § 262, was filed in the Delaware Court of Chancery on November 19, 2007 against L Q Corporation, our wholly owned subsidiary, by Andrew T. Berger (“Berger”), a purported beneficial owner of 49,014 shares of common stock in L Q Corporation, and by Cede & Co., the purported record owner of the shares beneficially owned by Berger. The Petition demanded appraisal of Berger’s shares in L Q Corporation, the payment of the fair value of such shares to Berger under Section 262 of the DGCL, and an award of fees and costs in connection with the filing and prosecution of the Petition. L Q Corporation moved to dismiss the Petition on December 19, 2007. In response to L Q Corporation’s motion to dismiss, Berger amended the petition for appraisal (the “Amended Petition”) on January 11, 2008. L Q Corporation filed a motion to dismiss the Amended Petition on January 23, 2008. L Q Corporation subsequently withdrew its motion to dismiss the Amended Petition on April 24, 2008, and answered the Amended Petition on May 1, 2008. On February 11, 2009, the parties agreed to mediate this action pursuant to Court of Chancery Rule 174 in an effort to settle this action, and a mediation conference was held on March 19, 2009. At the mediation conference, the parties reached an agreement in principle to settle the action. Thereafter, the parties negotiated an agreement of dismissal and release (the “Agreement”) and the Agreement was executed by the parties on or about March 25, 2009. After the Agreement was executed by the parties, the parties executed a stipulation of dismissal of the action on March 31, 2009 (the “Stipulation”), submitted the Stipulation to the Court of Chancery and requested that the Court of Chancery enter the Stipulation as an Order of the Court of Chancery, which would dismiss the action with prejudice. On March 31, 2009, the Court of Chancery entered the Stipulation as an Order of the Court of Chancery, which dismissed the action with prejudice.

ITEM 1. LEGAL PROCEEDINGS (continued)

Under the terms of the settlement, the Company repurchased approximately 180,000 shares from Mr. Berger at approximately $0.82 per share. This transaction resulted in the Company repurchasing the above mentioned shares in a treasury stock transaction which was recorded as of December 31, 2008  at the estimated fair value of the shares as of the July 31, 2007 merger date with the offsetting amount recorded as litigation settlement. The Company has received a notice from the Bank of Texas that the Stipulation constitutes a default under the Loan Agreement. The Company disagrees with the Bank of Texas assertion and is currently in discussions with the Bank of Texas regarding this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30,2009, we granted options to purchase an aggregate of 50,000 shares of the Company’s common stock to directors of the Company. Such options are exercisable at $0.06 per share (the market price on the grant date), vest immediately, and expire after ten years. The stock options were not registered under the Securities Act of 1933, as amended (the “Securities Act”) because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration pursuant to Section 4(2) of the Securities Act.

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

SIELOX, INC.

Date: August 14, 2009	By: /s/ James Pritchett
James Pritchett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)