Form 10-Q
period 2009-09-30
SIELOX INC
filed 2009-11-17
CIK 1053676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ X ]

No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	Accelerated filer

Non-accelerated filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ ]

No   [ X ]

The number of shares outstanding of the registrant’s common stock as of November 13, 2009 was 35,720,311

SIELOX, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 ($ in thousands except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267	$249
Short-term investments, at fair value		305
Accounts receivable, net of allowance for doubtful accounts of $135 and $56 in 2009 and 2008, respectively	4,418	4,925
Inventory, net of reserve for obsolescence of $246 and $223 in 2009 and 2008, respectively	6,118	5,679
Prepaid expenses	318	522
Total current assets	11,121	11,680
Fixed assets, net	325	319
Goodwill		1,229
Trade Name - Costar	800	1,587
Trademark – Sielox, LLC	170	300
Distribution agreement, net	1,229	1,284
Customer relationships, net	733	932
Proprietary technology, net	365	411
Other assets	66	66
Total assets	$14,809	$17,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,294	$2,917
Accrued expenses and other	68	799
Contingent purchase price, current portion	705	773
Deferred revenue, current	37	27
Lines of credit	3,114	1,274
Total current liabilities	6,218	5,790
Long- term liability, contingent purchase price, less current portion	270	270
Total liabilities	6,488	6,060
Commitments and contingencies
Stockholders’ equity: Preferred Stock, $0.001 par value; 10,000,000 shares authorized, and 0 shares issued and outstanding
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,016,924 shares issued and outstanding, in 2009 and 2008 respectively	42	42
Additional paid-in capital	155,804	155,788
Accumulated other comprehensive income	260	260
Accumulated deficit	(143,261)	(139,818)
	12,845	16,272
Less: Common stock held in treasury, at cost; 6,296,613 shares in 2009 and 6,116,241 in 2008, respectively	(4,524)	(4,524)
Total stockholders’ equity	8,321	11,748
Total liabilities and stockholders’ equity	$14,809	$17,808

See accompanying notes to condensed consolidated interim financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$5,452	$6,153	$15,338	$20,048
Cost of revenues	3,694	4,459	10,653	14,376
Gross profit	1,758	1,694	4,685	5,672

Selling, general and administrative expenses	1,808	2,136	5,881	6,539
Loss from operations	(50)	(442)	(1,196)	(867)

Other income (expenses)
Interest income	1	5	8	30
Interest expense	(54)	(25)	(109)	(88)
Impairment of intangibles	(2,146)	-	(2,146)	-
Total other income (expenses), net	(2,199)	(20)	(2,247)	(58)

Net loss	$(2,249)	$(462)	$(3,443)	$(925)

Net loss per share:
Basic and diluted	$(0.06)	$(0.01)	$(0.10)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	35,720	35,982	35,720	35,982

See accompanying notes to condensed consolidated interim financial statements.

SIELOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,443)	$(925)
Impairment of intangibles	2,146	-
Adjustments to reconcile net loss to net cash used in operating activities: Stock - based compensation	16	14
Depreciation and amortization	447	435
Provision for doubtful accounts	56	31
Changes in operating assets and liabilities:
Accounts receivable, net	451	(44)
Inventory	(439)	1,044
Prepaid expenses	204	123
Long- term prepaid expenses		(14)
Accounts payable	(623)	(1,021)
Accrued expenses and other current liabilities	(721)	(118)

Net cash used in operating activities	(1,906)	(475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(153)	(57)
Proceeds from sale of short-term investments, at fair value	305	504
Payment of earnout provision related to Southern Imaging	(68)	(634)
Net cash provided by (used in) investing activities	84	(187)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES: Proceeds from (repayments of) debt, net	1,840	(350)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18	(1,012)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	249	1,422

CASH AND CASH EQUIVALENTS, END OF PERIOD	$267	$410

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest	$109	$39

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

NOTE 2 - LIQUIDITY AND GOING CONCERN CONSIDERATION

The Company has continued to incur losses and negative cash flows from operations. For the nine months ended September 30, 2009, the Company incurred a net loss of approximately $3,443 and negative cash flows from operations of approximately $1,906. As of September 30, 2009, the Company had an accumulated deficit of approximately $143,261 and outstanding debt in the amount of $3,114 from a line of credit which expires on August 25, 2010. The Company’s management is aware that its current cash resources may not be adequate to fund its operations over the next year.

Effective as of August 25, 2009, Sielox, entered into a Loan and Security Agreement (the “Sielox Loan Agreement”) with Summit Financial Resources, L.P. (“Summit”). The Sielox Loan Agreement provides Sielox with up to $1,500 in revolving lines of credit due on August 25, 2010. The provisions of the Sielox Loan Agreement are more fully described in Note 3.  On August 25, 2009, Sielox drew down $750 under the Sielox Loan Agreement, which funds were used to pay off, in part, the outstanding obligations under the Texas Loan Agreement (as hereinafter defined) with the Bank of Texas, N.A.

In addition, effective as of August 24, 2009, Costar entered into a Revolving Credit and Security Agreement with BBVA Compass Bank (“Compass”) (the “Costar Loan Agreement”, and together with the Sielox Loan Agreement the “Loan Agreements”). The Costar Loan Agreement provides Costar with up to $4,000 in revolving lines of credit due on August 25, 2010.  The provisions of the Costar Loan Agreement are more fully described in Note 3. On August 25, 2009, Costar drew down $1,997 under the Costar Loan Agreement, which funds were used to pay off, in part, the outstanding obligations under the Texas Loan Agreement.

As of August 25, 2009, in connection with entry into the Loan Agreements, the Company, Sielox and Costar (the “Bank of Texas Borrowers”) have repaid in full $2,747, representing the entire outstanding balance under that certain Business Loan Agreement (Asset Based), dated as of August 16, 2008, by and among the Company, Costar and Bank of Texas, N.A. (the “Bank of Texas”), as amended and restated by that certain Amended and Restated Loan Agreement, dated as of December 10, 2008, by and among the Bank of Texas Borrowers and the Bank of Texas (as amended, the “Texas Loan Agreement”), and related agreements, including but not limited to the Amended and Restated Promissory Note, dated as of December 10, 2008, granted by the Bank of Texas Borrowers in favor of Bank of Texas (collectively, the “Texas Loan Documents”).  As of such date (i) each of the Texas Loan Documents have been terminated, (ii) the lien or security interest in favor of the Bank of Texas with respect to the assets of the Bank of Texas Borrowers has been terminated, and (iii) all obligations of the Bank of Texas Borrowers under the Texas Loan Documents have been satisfied in full.

Sielox and Costar entered into the Loan Agreements to provide the Company with the financial stability of new credit facilities with longer maturity dates than provided for under the Texas Loan Agreement, as well as to pay off all obligations under the Texas Loan Agreement,  given that the Company was in violation of certain financial ratios under the Texas Loan Agreement and that the Company received a Notice of Default from the Bank of Texas, alleging that the Company’s entry into the stipulation of dismissal in connection with the Berger v. LQ Corp. litigation (previously disclosed in the Company’s Form 10-Q, filed on August 14, 2009) constituted a default under the Texas Loan Agreement.  As previously disclosed, the Company disagreed with and disputed the allegation in the Notice of Default.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 2 - LIQUIDITY AND GOING CONCERN CONSIDERATION (continued)

The Company is taking measures to reduce expenses in the second half of 2009 and 2010. The Company will continue to consider all options to reduce its operating expenses including taking actions which would allow the Company to suspend its reporting obligations under the Securities Exchange Act of 1934, as amended. There can be no assurance that the Company will effect any such option or that, if any such options are effected, that the Company will be successful in reducing expenses.

The Company’s existing and future obligations include expenses associated with developing synergies between the Company’s operating subsidiaries and marketing and growing its customer base and product offerings. The general economic slowdown has negatively impacted demand for the Company’s products, thereby limiting the ability of the Company to improve its liquidity through increased sales. These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern. No adjustment has been made in the condensed consolidated financial statements of the Company to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

There can be no assurance that the Company will be successful in building its customer base and product lines or that available capital will be sufficient to fund current operations and to meet the Company’s financial obligations as they relate to working capital requirements and debt repayment obligations until such time that revenues increase to the extent necessary to cover operating costs. If the Company is unsuccessful in building its customer base or if available capital is insufficient to fund current operations, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company.

NOTE 3 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Costar and Sielox. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the presentation of current year information.

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2009 and 2008 are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements for the year ended December 31, 2008. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and all relevant SEC accounting rules and regulations for interim financial information. Consequently, these statements do not include all disclosures normally required by U.S. generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

USE OF ESTIMATES IN THE PREPARATION OF CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The preparation of the condensed interim consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of cash placed in an overnight investment account, commercial paper and money market accounts. The Company maintains cash balances in certain financial institutions that may exceed the Federal Deposit Insurance Corporation coverage of $250. At September 30, 2009, and at various times during the quarter ended September 30, 2009, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Cash	$257	$197
Money market funds	10	52
	$267	$249

SHORT TERM INVESTMENTS

The Company’s short term investments at December 31, 2008 consisted solely of an investment in a capital reserve fund (the “Fund”) at a financial institution.  These securities have been classified as “available-for-sale” and are carried at fair value. Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $0 and $305 at September 30, 2009 and December 31, 2008, respectively. There were no realized or unrealized losses incurred on these securities for the periods ended September 30, 2009 and December 31, 2008, respectively. As of May 20, 2009, the Company received $243 as a complete liquidation of its position in the “Fund”.

VALUATION OF INVESTMENTS IN SECURITIES AT FAIR VALUE

Effective January 1, 2008, the Company implemented Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period (see note 5). There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of a financial asset or liability as of the measurement date. In February 2008, the FASB delayed the effective date for the applicability of Fair Value Measurements for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption by the Company of Fair Value Measurements did not have any impact on the Company’s results of operations or financial position.

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

FINANCIAL INSTRUMENTS

The Company complies with the accounting and reporting requirements set forth by the FASB regarding disclosures about fair value of financial instruments.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CONCENTRATION OF CUSTOMERS

The Company’s security surveillance product line customers include traditional “large box” national retailers and distributors.  The Company’s industrial vision product line customers include manufacturers that assemble products using automated production lines; they use the Company’s video systems to monitor activity on the production line.  The Company’s access control product line is sold through a national network of authorized business partners.  For the three and nine months ended September 30, 2009, the Company’s two largest customers accounted for approximately $1,955 or 35.9% and $5,052 or 32.9% of the Company’s total revenue, respectively. This compares to $1,807 or 28.9% and $5,597 or 27.5% for the same periods in 2008.  For the three and nine months ended September 30, 2009, those same customers owed $1,541 or 49.5% of the outstanding receivable balance. This compares to $978 or 24.8% for the same periods in 2008.

CONCENTRATION OF SUPPLIERS

For the three and nine months ended September 30, 2009, the Company made purchases from one main supplier of approximately 28.7% and 28.5% of total purchases, respectively.  This compares to 24.6% and 27.8% for the same periods in 2008 from one main supplier. For the three and nine months ended September 30, 2009, amounts owed to this supplier were approximately 39.9% of the total accounts payable balance. This compares to 23.5% for the same period in 2008.

CREDIT LINES

Effective on August 25, 2009, the Company’s relationship with the Bank of Texas was terminated and all indebtedness to that lender was repaid from our two new credit facilities.  Effective as of August 24, 2009, Compass is providing a credit line of up to $4 million for the use of Costar and the Company.  The line is secured by accounts receivable and inventories of Costar and the loan agreement requires the maintenance of certain financial ratios and also requires monthly payments of accrued interest and facility fees.  In addition, Summit provides an asset-based facility of up to $1.5 million for Sielox.  Availability is determined by a formula based on eligible accounts receivable and inventory.  As of September 30, 2009, approximately $2,301 was owed to Compass and approximately $813 was owed to Summit Summit under the Loan Agreements.

Effective as of August 25, 2009, Sielox entered into the Sielox Loan Agreement with Summit.

The Sielox Loan Agreement provides Sielox with up to $1,500 in revolving lines of credit, due on August 25, 2010.  On August 25, 2009, Sielox drew down $750 under the Sielox Loan Agreement, which funds were used to pay off, in part, the outstanding obligations under the Texas Loan Agreement with the Bank of Texas, N.A.

The obligations under the Sielox Loan Agreement are secured by a lien on all accounts receivable, inventory, equipment, general intangibles, including intellectual property, chattel paper, instruments, and documents of Sielox, as set forth in the Sielox Loan Agreement and in the Security Agreement (Intellectual Property) by and between Sielox and Summit.

Borrowings under the Sielox Loan Agreement accrue interest at the Wall Street Journal prime rate, plus 2% per annum and incur a monthly administrative fee of 1.1% of the average monthly loan outstanding.

The Sielox Loan Agreement contains customary representations and warranties, events of default and covenants, including, among other things, covenants that restrict the ability of Borrower to incur certain additional indebtedness or to issue equity interests and covenants that impose certain reporting requirements on Sielox.

In addition, effective as of August 24, 2009, Costar entered into the Costar Loan Agreement with Compass.

The Costar Loan Agreement provides Costar with up to $4,000 in revolving lines of credit due on August 25, 2010.  On August 25, 2009, Costar drew down $1,997 under the Costar Loan Agreement, which funds were used to pay off, in part, the outstanding obligations under the Texas Loan Agreement with the Bank of Texas, N.A.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The obligations under the Costar Loan Agreement are evidenced by a Master Revolving Promissory Note made by Costar in favor of Compass.

The obligations under the Costar Loan Agreement are secured by a lien on substantially all accounts, inventory, equipment, general intangibles, including intellectual property, chattel paper, instruments and documents of Costar, as set forth in the Costar Loan Agreement.  The Company is a Guarantor of Costar’s obligations under the Costar Loan Agreement pursuant to the Unlimited Guaranty made by the Company in favor of Compass.

Borrowings under the Costar Loan Agreement accrue interest at a rate equal to the greater of (i) 5% per annum and (ii) the 30-day LIBOR plus 3% per annum.

The Costar Loan Agreement contain customary representations and warranties, events of default and covenants, including, among other things, covenants that restrict the ability of Costar to incur certain additional indebtedness or to issue equity interests.  The Costar Loan Agreement also contains financial covenants restricting Costar’s Debt Service Coverage Ratio, Total Debt to Tangible Net Worth Ratio, and Quick Ratio (as each of such terms is defined in the Loan Agreement), as well as limiting capital expenditures of Costar and requiring each of the Costar and the Company to maintain a specified Tangible Net Worth.

As of August 25, 2009, in connection with entry into the Loan Agreements the Bank of Texas Borrowers have repaid in full $2,747, representing the entire outstanding balance under the Texas Loan Documents.  As of such date (i) each of the Texas Loan Documents have been terminated, (ii) the lien or security interest in favor of the Bank of Texas with respect to the assets of the Bank of Texas Borrowers has been terminated, and (iii) all obligations of the Bank of Texas Borrowers under the Texas Loan Documents have been satisfied in full.

Sielox and Costar entered into the Loan Agreements to provide the Company with the financial stability of new credit facilities with longer maturity dates than the existing credit facility with the Bank of Texas, as well as to pay off all obligations under the Texas Loan Agreement,  given that the Company was in violation of certain financial ratios under the Texas Loan Agreement and that the Company received a Notice of Default from the Bank of Texas, alleging that the Company’s entry into the stipulation of dismissal in connection with the Berger v. LQ Corp. litigation (previously disclosed in the Company’s Form 10-Q, filed on August 14, 2009) constituted a default under the Texas Loan Agreement.  As previously disclosed, the Company disagreed with and disputed the allegation in the Notice of Default.

INVENTORY

Inventories are recorded on the first in first out basis and are stated at the lower of average cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value. As of September 30, 2009, the Company had $223 in raw materials and $5,895 in finished goods. This compares to $137 in raw materials and $5,542 in finished goods as of December 31, 2008.

GOODWILL AND INTANGIBLE ASSETS-IMPAIRMENT LOSS

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

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company reviews for possible impairment whenever circumstances indicate the carrying value of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.  The decline in the national economy among other factors has contributed to the Company’s declining revenues and continued losses.  Consequently, in preparation for the filing of this 10-Q, the Company engaged the services of a valuation consultant to conduct an independent valuation of goodwill and intangible assets.  Based on the results of this valuation, which used historical information as well as management’s projections, forecasts and assumptions, management has determined that the Company’s goodwill is impaired as the fair value of the reporting unit is less than the units carrying value.  The resulting impairment of the Company’s goodwill was $1,229.  In addition based on the same independent valuation, management has determined that the fair values of the Company’s trademark and trade name are less than their respective carrying values.  The resulting impairment of the Costar trade name was $787 and the resulting impairment of the Sielox trademark was $130.  A combined impairment charge of $2,146 is recognized on the statement of operations.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

The Company ships and invoices its sales in accordance with signed purchase orders. In conformity with guidelines set forth by the SEC, the Company only recognizes revenue when it is realized and earned. The Company considers its revenues to have been earned when goods are shipped in accordance with signed purchase orders. Any software imbedded in the products sold is considered incidental to the product being sold.

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

STOCK-BASED COMPENSATION

The Company complies with the accounting and reporting requirements of the Accounting for Stock-Based Compensation guidelines which require companies to record compensation expense for share-based awards issued to employees in exchange for services provided.  The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the applicable vesting period.

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

During the three and nine months ended September 30, 2009, the Company recognized $0 and $16 respectively in stock-based compensation expense in its condensed consolidated interim financial statements.  During the three and nine months ended September 30, 2008, the Company recognized $0 and $14 respectively in stock-based compensation expense in its condensed consolidated interim financial statements.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

NEWLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Noncontrolling Interests in Consolidated Financial Statements - This guidance issued by the FASB establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008 with retrospective application. The Company has adopted these provisions which did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Combinations - This guidance issued by FASB establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. This guidance determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for fiscal years beginning after December 15, 2008.  The Company adopted this guidance on January 1, 2009, which did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Determination of the Useful Life of Intangible Assets - This guidance issued by FASB amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The implementation of this guidance did not impact the Company’s consolidated financial statements.

Impairment - In January 2009, the FASB issued an amendment to its guidance regarding impairment that was amended previously to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This guidance emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements.  This guidance is effective for the first reporting period, interim or annual, ending after December 15, 2008, which for the Company was the year ended December 31, 2008. The adoption of this guidance has had no effect on disclosures in our financial statements.

Effective January 1, 2008, the Company implemented Fair Value Measurements and Disclosures for nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption for nonfinancial assets and liabilities did not impact the Company’s financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event an acquisition is completed or an impairment of the Company’s assets is incurred in future periods.

Subsequent Events - This guidance issued by FASB establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The implementation of this guidance did not impact the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities - In June 2009, the FASB issued an amendment to its guidance regarding consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for all variable interest entities and the relationships with variable interest entities existing as of January 1, 2010. The Company does not expect the adoption of this guidance will have an impact on its financial position or results of operations.

Accounting Standards Codification - In June 2009, the FASB issued a statement to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. This guidance is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this guidance will have an impact on its financial position or results of operations.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period plus the effect of any dilutive potential common shares. Dilutive potential common equivalent shares consist of the assumed exercise of stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible preferred stock and warrants. For the three and nine months ended September 30, 2009 the additional shares of common stock outstanding have been excluded from the calculation of diluted net loss per common share because the effect would be anti-dilutive.

SIELOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ in thousands, except for shares, unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy. See Note 3 for a discussion of the Company’s accounting policies.

The following tables present information about the Company’s assets that are measured at fair value as of September 30, 2009, and December 31, 2008.

Description	September 30, 2009 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (money market funds)	$10	$10	$–	$–
Short-term investments, at fair value (capital reserve fund)	–	–	–	–
Total	$10	$10	$–	$–

Description	December 31, 2008 (audited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (money market funds)	$52	$52	$–	$–
Short-term investments, at fair value (capital reserve fund)	305	–	305	–
Total	$357	$52	$305	$–

NOTE 6 - EARNOUT, CONTINGENT PURCHASE PRICE

Pursuant to that certain Asset Purchase Agreement, dated as of June 20, 2006, by and between Southern Imaging, Inc. (“Southern Imaging”), Video Solutions Technology Center, Inc. (“Video Solutions”), and certain shareholders of Southern Imaging, Costar and Video Solutions Technology Center, LLC, whereby the Company acquired substantially all of the assets of Southern Imaging and Video Solutions (the “Southern Imaging Agreement,” included as Exhibit 2.1 to the Company’s 8-K filed on June 26, 2006), the Company was obligated to make an earn out payment of $773 on April 1, 2009 (the “2008 earn out payment”). The Company was unable to pay, in full, the 2008 earn out payment. Since that date, several payments have been made that include principal and interest at 9% per annum. As of September 30, 2009, the balance remaining was $705, not including interest of $10.

On October 13, 2009, the Company and the previous owners of Southern Imaging agreed that the Company would make the following payments: $125 on October 14, 2009 (payment has been made), $25 on November 2,2009 (payment has been made) and an additional $25 on December 15, 2009 (see Note 7). The Company anticipates making the scheduled December 15th payment. The Company will make a new proposal to the previous owners of Southern Imaging concerning the repayment of the balance due on or before January 15, 2009.

NOTE 7 - LEGAL PROCEEDINGS

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

NOTE 7 - LEGAL PROCEEDINGS (continued)

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

The parties have reached a global settlement of the litigation. Plaintiffs filed their motion for preliminary approval and supporting papers with the Court on April 2, 2009. Under the proposed settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009.  The parties have reached a global settlement of the coordinated litigation.  Under the proposed settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will be completely dismissed from the case.  On October 5, 2009, the court entered an order granting final approval of the settlement.  Certain objectors are seeking to appeal.  While these can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final results of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

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

Thompson, Pritchett & Switzer, LP v. Sielox, Inc. et al. C.A. No. 09-13228 (Tex. Dist.Dallas County)

A Complaint has been filed in the District Court of Dallas County, Texas, 162nd Judicial District (Cause No. 0913228), on behalf of Thompson, Pritchett & Switzer, L.P., as Plaintiff, against the Company, its predecessor company and Costar, as Defendants, alleging that the Defendants owe the Plaintiff approximately $705 plus 9% interest and attorneys fees in connection with certain “earn-out” payments alleged to be due and owing to the Plaintiff by the Defendants in connection with that certain Asset Purchase Agreement pursuant to which the predecessor of the Company acquired certain companies known as Southern Imaging Inc. and Video Solutions Technologies Center Inc. On October 13, 2009, the parties agreed that the Plaintiff would not serve the Defendants with the Complaint until after January 15, 2010 unless the Defendants default on any of the following agreed upon payments: $125 on October 14, 2009 (payment has been made), $25 on November 2, 2009 (payment has been made) and an additional $25 on December 15, 2009. The Company anticipates making the scheduled December 15th payment and continuing it efforts to reach an agreement with the previous owners of Southern Imaging concerning the repayment of the remaining balance due. Should the Defendants ultimately be served with the Complaint, the Defendants intend to vigorously defend against the allegations in the Complaint.

NOTE 8 – SUBSEQUENT EVENTS

These condensed consolidated interim financial statements were approved by management and were issued on November 16, 2009. Subsequent events have been evaluated through this date.

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

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 3, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we believe the following accounting policies to be critical:

•

Revenue recognition

•

Allowance for doubtful accounts

•

Accounting for income taxes

•

Impairment of long-lived assets

•

Goodwill and intangible assets

•

Fair value measurements

Revenue Recognition

The Company ships and invoices its sales in accordance with signed purchase orders. In conformity with guidelines set forth by the SEC, the Company only recognizes revenue when it is realized and earned. The Company considers its revenues to have been earned when goods are shipped in accordance with signed purchase orders. Any software imbedded in the products sold is considered incidental to the product being sold. Revenue from separately priced extended warranty and product maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period. In proportion to the costs expected to be incurred in performing services under the contract.

SIELOX, INC. AND SUBSIDIARIES

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

Accounting for Income Taxes

Accounting for Income Taxes - This guidance issued by the FASB requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Accounting for Uncertainty in Income Taxes - This guidance issued by the FASB prescribes a measurement process for recording in financial statements, uncertain tax positions taken, or expected to be taken, in a tax return. Additionally, this guidance provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. At September 30, 2009, we had no material uncertain tax positions.

Long-lived Assets

Accounting for the Impairment or Disposal of Long-lived Assets- In accordance with this guidance issued by the FASB, we review property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amounts of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

Intangible Assets

Goodwill and Other Intangible Assets - In accordance with this guidance issued by the FASB, intangible assets with indefinite lives are not amortized, but instead tested for impairment. Intangible assets with indefinite lives are reviewed for impairment at least annually or whenever events or changes in business combinations indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if the fair value of the intangible is less than its carrying value.

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

Goodwill

Goodwill and Other Intangible Assets - In accordance with this guidance issued by the FASB, goodwill is not amortized but is instead tested for impairment. We test goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of fair value of our company with its carrying value. If the carrying amount exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

VALUATION OF INVESTMENTS IN SECURITIES AND SECURITIES AT FAIR VALUE – DEFINITION AND HIERARCHY

Fair Value Measurements

Fair Value Measurements - In accordance with this guidance issued by the FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. This guidance establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or

SIELOX, INC. AND SUBSIDIARIES

liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

In February 2008, the FASB delayed the effective date of this guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application. Further information about the application may be found in Note 5 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008 ($ in thousands)

Revenue

Total revenue was approximately $5.5 for the period ended September 30, 2009, compared to $6.2 million for the same period in 2008. The decrease in revenue from 2008 to 2009 of $0.7 million, or 11.3%, is due primarily to a general downturn in the national economy. The security segment of our business sells into the general retail market which has, among other things, closed locations, scaled back new store openings and delayed all types of discretionary spending.  The Company’s industrial sales have been impacted by the overall curbing of capital spending in manufacturing and the semiconductor industry. The Company’s access control sales have experienced a drop in revenues due to delayed spending by corporations, municipalities, hospitals, colleges and schools.

Cost of Revenue

Cost of revenue was approximately $3.7 million for the period ended September 30, 2009, compared to $4.5 million for the same period in 2008. The decrease in cost of revenue of $0.8 million, or 17.7%, is due primarily to lower sales as a result of the reasons stated above.

Gross Profit

Gross profit was approximately $1.8 million, or 32.1 % of total revenue, in the three months ended September, 2009 and $1.7 million, or 25.7%, of total revenue for the same period in 2008. The increase in 2009 to 32.1% is primarily due to achieving improved margins on the sale of new and improved products.

General and Administrative

General and administrative expenses were approximately $1.8 million for the period ended September 30, 2009, compared to approximately $2.1 million for the same period in 2008. The decrease of $0.3 million, or 14.3%, is primarily due to the implementation of a Company-wide effort to reduce expenses. Those efforts include a reduction in staff of five employees, the termination of a consulting contract, eliminating the accrual for bonus payments and decreasing the use of all utilities and office supplies.

Interest, Net

Interest expense net, was approximately $53 for the period ended September 30, 2009, compared to interest expense net of approximately $20 for the period ended September 30, 2008. The increase in interest expense net of $33, or 26.5% from 2009 to 2008, is primarily due to greater reliance on our credit lines to fund the Company’s operations.

Impairment of Intangibles

Management determined that goodwill and certain other intangible assets were impaired, as more fully stated in Note-3, in the section pertaining to Goodwill and Intangible Assets.  The impairment totaled $2,146.  Of this amount goodwill was written down to zero from $1,229.  The Costar trade name was written down to $800 from $1,587 and the Sielox trade mark was written down to $170 from $300.  No impairment charges were taken during the same period in 2008.

SIELOX, INC. AND SUBSIDIARIES

Net Loss

For the period ended September 30, 2009, we had a net loss of approximately $2,249, compared to a net loss of approximately $462 for the period ended September 30, 2008. The increase in our net loss of $1,787 is primarily related to the write down of goodwill of $1,229, the partial write down of the Costar trade name of $787 and the partial write down of the Sielox trademark of $130.  As a percentage of total revenue, net loss was 41.6% compared to 7.5% for the period ended September 30, 2008.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 and 2008 ($ in thousands)

Revenue

Total revenue was approximately $15.3 million for the nine month period ended September 30, 2009, compared to $20.0 million for the same period in 2008. The decrease of $4.7 million, or 23.5%, is due primarily to a general downturn in the national economy.

Cost of Revenue

Cost of revenue was approximately $10.7 million for the nine month period ended September 30, 2009, compared to $14.4 million for the same period in 2008. The decrease in cost of revenue of $3.7 million, or 25.7%, is due primarily to lower sales as a result of a general downturn in the national economy.

Gross Profit

Gross profit was approximately $4.7 million, or 30.5% of total revenue, in the nine months ended September 30, 2009, and $5.7 million, or 28.3% of total revenue, for the same period in 2008. The increase in 2009 to 30.5% is primarily due to achieving improved margins on the sale of new and improved products.

General and Administrative

General and administrative expenses were approximately $5.9 million for the nine month period ended September 30, 2009, compared to $6.5 million for the same period in 2008. The decrease of $0.6 million, or 10%, is primarily due to the implementation of a company wide effort to reduce expenses. Those efforts include a reduction in staff of five employees, the termination of a consulting contract, eliminating the accrual for bonus payments and decreasing the use of all utilities and office supplies.

Interest, Net

Interest expense net, was approximately $101 for the nine month period ended September 30, 2009, compared to interest expense net of $58 for the period ended September 30, 2008. The increase in interest expense net of $43, or 74%, is primarily due to lower interest income resulting from a decline in short-term interest rates and lower average cash balances, partially offset by lower interest expense on the line of credit and a greater reliance on our credit lines to fund the Company’s operations.

Impairment of Intangibles

Management determined that goodwill and certain other intangible assets were impaired, as more fully stated in Note-3, in the section pertaining to Goodwill and Intangible Assets.  The impairment totaled $2,146.  Of this amount goodwill was written down to zero from $1,229.  The Costar trade name was written down to $800 from $1,587 and the Sielox trademark was written down to $170 from $300.  No impairment charges were taken during the same period in 2008.

Net Loss

For the nine month period ended September 30, 2009, we had a net loss of approximately $3,443 compared to a net loss of $925 for the period ended September 30, 2008. The increase in our net loss of $2,518 is primarily related to the write down of goodwill of $1,229, the partial write down of the Costar trade name of $787 and the partial write down of the Sielox trademark of $130. As a percentage of total revenue, net loss was 22.0% compared to 4.6% for the period ended September 30, 2008.

SIELOX, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands)

At September 30, 2009, cash and cash equivalents totaled $267, as compared to $249 at December 31, 2008.

Cash used in operating activities was $1.90 for the nine months ended September 30, 2009, compared to cash used of $475 for the nine months ended September 30, 2008. Cash used in operating activities for the period ended September 30, 2009 primarily reflects the activities of our operating subsidiaries, Costar and Sielox, and the compliance expenses associated with being a public company. Major changes in operating assets and liabilities reflect a decrease in accounts receivable of $451, a decrease in accounts payable of $623, an increase in inventories of $439 offset by a write down of goodwill of $1,229, a partial write down of intangible assets of $917 and depreciation and amortization of $447.

Cash provided by investing activities for the nine months ended September 30, 2009 was $84, compared to cash used of $187 for the nine months ended September 30, 2008. The cash provided in the period ended September 30, 2009 primarily represents the sale of short term investments, offset by the purchase of fixed assets and a payment related to the earnout payable to the previous owners of Southern Imaging. The cash provided for the period ended September 30, 2008 represents the sale of short term investments, offset by the purchase of fixed assets and the payment of the earnout.

Cash provided by financing activities for the nine months ended September 30, 2009 was $1,840, compared to cash uses of $350 for the nine months ended September 30, 2008. The cash provided for the nine months ended September 30, 2009 represents the repayment of the line of credit with the Bank of Texas and drawdowns on the new Loan Agreements and for September 30, 2008 reflects a paydown on the line of credit with the Bank of Texas.

At December 31, 2008, the Company’s short term investments consisted of an investment in a capital reserve fund (the “Fund”) at a financial institution.  These securities have been classified as “available-for-sale” and are carried at fair value on the accompanying consolidated balance sheets.   Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on the short-term investments is included in interest income. Short-term investments totaled $0 and $305 at September 30, 2009 and December 31, 2008, respectively. Fair value approximates carrying value for short term investments. There were no realized or unrealized losses incurred on these securities for the years ended December 31, 2008 and 2007, respectively. As of May 20, 2009, the Company received $243 as a complete liquidation of its position in the Fund.

The Company has continued to incur losses and negative cash flows from operations. For the nine months ended September 30, 2009, the Company incurred a net loss of approximately $3.5 and negative cash flows from operations of approximately $1.9. As of September 30, 2009, the Company had an accumulated deficit of approximately $143 and outstanding debt in the amount of $3.1 from a line of credit which expires on August 25, 2010. The Company’s management is aware that its current cash resources may not be adequate to fund its operations over the next year.

Effective as of August 25, 2009, Sielox, LLC (“Sielox”, entered into a Loan and Security Agreement (the “Sielox Loan Agreement”) with Summit Financial Resources, L.P. (“Summit”).

The Sielox Loan Agreement provides Sielox with up to $1,500 in revolving lines of credit, due on August 25, 2010.  On August 25, 2009, Sielox drew down $750 under the Sielox Loan Agreement, which funds were used to pay off, in part, the outstanding obligations under that certain Loan Agreement with the Bank of Texas, N.A. (as described more fully in Note 2).

The obligations under the Sielox Loan Agreement are evidenced by two Promissory Notes (attached as Exhibits 10.2 and 10.3 to the Company’s Current Report on Form 8-K dated August 25, 2009 filed August 28, 2009), made by Sielox in favor of Summit.

The obligations under the Sielox Loan Agreement are secured by a lien on all accounts, inventory, equipment, general intangibles, including intellectual property, chattel paper, instruments, and documents of Sielox, as set forth in the Sielox Loan Agreement and in the Security Agreement (Intellectual Property) by and between Sielox and Summit (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 25, 2009 filed August 28, 2009).

Borrowings under the Sielox Loan Agreement accrue interest at the Wall Street Journal prime rate, plus 2% per annum, and incur a monthly administrative fee of 1.1% of the average monthly loan outstanding.  The interest rate under the Sielox Loan Agreement rate as of August 25, 2009 is 5.25%.

The Sielox Loan Agreement contains customary representations and warranties, events of default and covenants, including, among other things, covenants that restrict the ability of Borrower to incur certain additional indebtedness or to issue equity interests, and covenants that impose certain reporting requirements on Sielox.

SIELOX, INC. AND SUBSIDIARIES

In addition, effective as of August 24, 2009, Costar Video Systems, LLC (“Costar”) entered into a Revolving Credit and Security Agreement with BBVA Compass Bank (“Compass”) (the “Costar Loan Agreement”, and together with the Sielox Loan Agreement the “Loan Agreements”).

The Costar Loan Agreement provides Costar with up to $4,000 in revolving lines of credit due on August 25, 2010.  On August 25, 2009, Costar drew down $1,997 under the Costar Loan Agreement, which funds were used to pay off, in part, the outstanding obligations under the Texas Loan Agreement with the Bank of Texas, N.A. (as described more fully in Note 2).

The obligations under the Costar Loan Agreement are evidenced by a Master Revolving Promissory Note (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 25, 2009 filed August 28, 2009), made by Costar in favor of Compass.

The obligations under the Costar Loan Agreement are secured by a lien on all accounts, inventory, equipment, general intangibles, including intellectual property, chattel paper, instruments, and documents of Costar, as set forth in the Costar Loan Agreement.  The Company is a Guarantor of Costar’s obligations under the Costar Loan Agreement pursuant to the Unlimited Guaranty made by the Company in favor of Compass (attached as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 25, 2009 filed August 28, 2009).

Borrowings under the Costar Loan Agreement accrue interest at a rate equal to the greater of (i) 5% per annum and (ii) the 30-day LIBOR plus 3% per annum.

The Costar Loan Agreement contain customary representations and warranties, events of default and covenants, including, among other things, covenants that restrict the ability of Borrower to incur certain additional indebtedness or to issue equity interests.  The Costar Loan Agreement also contains financial covenants restricting Borrower’s Debt Service Coverage Ratio, Total Debt to Tangible Net Worth Ratio, and Quick Ratio (as each of such terms is defined in the Loan Agreement), as well as limiting capital expenditures of the Borrower and requiring each of the Borrower and the Company to maintain a specified Tangible Net Worth.

As of August 25, 2009, in connection with entry into the Loan Agreements, the Company, Sielox and Costar (the “Bank of Texas Borrowers”) have repaid in full $2,747, representing the entire outstanding balance under that certain Business Loan Agreement (Asset Based), dated as of August 16, 2008, by and among the Company, Costar and Bank of Texas, N.A. (the “Bank of Texas”), as amended and restated by that certain Amended and Restated Loan Agreement, dated as of December 10, 2008, by and among the Bank of Texas Borrowers and the Bank of Texas (as amended, the “Texas Loan Agreement”), and related agreements, including but not limited to the Amended and Restated Promissory Note, dated as of December 10, 2008, granted by the Bank of Texas Borrowers in favor of Bank of Texas (collectively, the “Texas Loan Documents”).  As such date (i) each of the Texas Loan Documents have been terminated, (ii) the lien or security interest in favor of the Bank of Texas with respect to the assets of the Bank of Texas Borrowers has been terminated, and (iii) all obligations of the Bank of Texas Borrowers under the Texas Loan Documents have been satisfied in full.

Sielox and Costar entered into the Loan Agreements to provide the Company with the financial stability of new credit facilities with longer maturity dates than the existing credit facility with the Bank of Texas, as well as to pay off all obligations under the Texas Loan Agreement,  given that the Company was in violation of certain financial ratios under the Texas Loan Agreement and that the Company received a Notice of Default from the Bank of Texas, alleging that the Company’s entry into the stipulation of dismissal in connection with the Berger v. LQ Corp. litigation (previously disclosed in the Company’s Form 10-Q, filed on August 14, 2009), constituted a default under the Texas Loan Agreement.  As previously disclosed, the Company disagreed with and disputed the allegation in the Notice of Default.

The Company’s existing and future obligations include expenses associated with developing synergies between the Company’s operating subsidiaries and marketing and growing its customer base and product offerings. The general economic slowdown has negatively impacted demand for the Company’s products; thereby limiting the ability of the Company’s to improve its liquidity through increased sales.

Management recognizes that the Company must generate additional revenue, improve gross profits and reduce expenses in order to achieve profitable operations and generate positive cash flows. Management’s plans to increase revenues include, among other things, the continued development of its customer base and product lines. The Company’s management expects that operations will continue to improve as the Company benefits from a Company-wide effort to reduce expenses.  The Company’s management has completed an evaluation of both personnel and general expense in order to more effectively align the Company’s operating costs structure with changing market conditions. For the three and nine months period ended September 30, 2009, several Company-wide cost saving measures were implemented, including, among other things, a reduction in staff of

SIELOX, INC. AND SUBSIDIARIES

five employees and the termination of a consulting contract. Also during this period we completed the payment of severance to the three employees at our engineering facility in Anaheim, California that were terminated in connection with the closing of this facility. As a result, the Company will now begin to benefit from cost savings derived from closing that facility.  The Company believes these measures will result in reduced expenses in the second half of 2009 and potentially larger reductions in 2010.  The Company will continue to consider all options to reduce its operating expenses including taking actions which would allow the Company to suspend its reporting obligations unfer the Securities Exchange Act of 1934, as amended. There can be no assurance that the Company will effect any such option or that, if any such option is effected, that the Company will be successful in reducing expenses.

In addition, the Company expects that Sielox’s financial performance will gradually improve as the national economy improves. Sielox’s hardware and software systems have been upgraded and new products, with higher gross margins, are being introduced. Included among these new products are a new controller and an interface that will enable access control products to interface with Costar cameras.

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

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act, of 1934, as amended (the “Exchange Act”). You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements.

Forward-looking statements herein are based on information, plans and estimates at the date of this Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ITEM 4T - CONTROLS AND PROCEDURES

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

In connection with the preparation of this quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.   Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on its evaluation, the Company identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.  While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of September 30, 2009.  Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report.  Due to our small size and limited resources it is difficult for us to attract qualified personnel.  As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIELOX, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

The parties have reached a global settlement of the litigation. Plaintiffs filed their motion for preliminary approval and supporting papers with the Court on April 2, 2009. Under the proposed settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009. The parties have reached a global settlement of the coordinated litigation.  Under the proposed settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will be completely dismissed from the case.  On October 5, 2009, the court entered an order granting final approval of the settlement.  Certain objectors are seeking to appeal.  While these can be no assurance as to the ultimate outcome of these proceedings, we currently believe that the final results of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

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

SIELOX, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS (continued)

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

Thompson, Pritchett & Switzer, LP v. Sielox, Inc. et al. C.A. No 09-13228 (Tex. Dist.)

A Complaint has been filed in the District Court of Dallas County, Texas, 162nd Judicial District (Cause No. 0913228), on behalf of Thompson, Pritchett & Switzer, L.P., as Plaintiff, against the Company, its predecessor company and Costar, as Defendants, alleging that the Defendants owe the Plaintiff approximately $705 plus 9% interest and attorneys fees in connection with certain “earn-out” payments alleged to be due and owing to the Plaintiff by the Defendants in connection with that certain Asset Purchase Agreement pursuant to which the predecessor of the Company acquired certain companies known as Southern Imaging Inc. and Video Solutions Technologies Center Inc. On October 13, 2009, the parties agreed that the Plaintiff would not serve the Defendants with the Complaint until after January 15, 2010 unless the Defendants default on any of the following agreed upon payments: $125 on October 14, 2009 (payment has been made), $25 on November 2, 2009 (payment has been made) and an additional $25 on December 15, 2009. The Company anticipates making the scheduled December 15th payment and continuing it efforts to reach an agreement with the previous owners of Southern Imaging concerning the repayment of the remaining balance due. Should the Defendants ultimately be served with the Complaint, the Defendants intend to vigorously defend against the allegations in the Complaint.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2009, we granted options to purchase an aggregate of 50,000 shares of the Company’s common stock to certain directors of the Company.  Such options are exercisable at $0.04 per share (the market price on the grant date), vest immediately, and expire after ten years.  The stock options were not registered under the Securities Act of 1933, as amended (the “Securities Act”) because such grants either did not involve an offer or sale for purposes of Section 2 (a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6 - EXHIBITS

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

SIELOX, INC.

Date: November 17, 2009	By: /s/ James Pritchett
James Pritchett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2009	By: /s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer
(Principal Financial and Accounting Officer)